Form 10QSB
period 1995-06-30
FIRST MONTAUK FINANCIAL CORP
filed 1995-08-10
CIK 83125

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------

                                  FORM 10-QSB

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                                ------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                           Commission File No. 0-6729
                                               ------

                         FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                        22-1737915
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

Parkway 109 Office Center, 328 Newman Springs Rd., Red Bank, NJ    07701
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (908) 842-4700
                                                    ----------------------------

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


                 Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X            No
                           -----             -----

 8,004,206 Common Shares, no par value were outstanding as of August 4, 1995.

                         FIRST MONTAUK FINANCIAL CORP.

                                  FORM 10-QSB

                                 JUNE 30, 1995



                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements
      Consolidated Statement of Financial Condition
      as of June 30, 1995 and December 31, 1994 .....................................................    3

      Consolidated Statement of Income for the
       Three Months ended June 30, 1995 and 1994
       and Six months ended June 30, 1995 and 1994 ..................................................    4

      Consolidated Statement of Cash Flows for the
       Six Months ended June 30, 1995 and 1994 ......................................................  5-6

       Notes to Financial Statements ................................................................  7-8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................................................. 9-11


PART II.  OTHER INFORMATION:

     Item 5.  Other Information......................................................................   12

     Item 6.  Exhibits and Reports on Form 8-K.......................................................   12

     Signatures .....................................................................................   13

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                         June 30,               December 31,
                    ASSETS                                                1995                     1994
                                                                          ----                     ----
Cash and cash equivalents                                              $  792,185               $  673,951
Securities owned, at market                                             5,261,513                4,917,218
Commissions receivable                                                    279,020                  132,967
Due from clearing firm                                                     73,348                    -
Employee and broker receivables                                           450,550                  514,267
Fixed assets-net                                                          608,736                  553,947
Prepaid expenses and other assets                                         144,106                   79,368
Due from officers                                                         153,048                  151,154
Deferred tax asset                                                         59,395                   59,395
                                                                       ----------               ----------

          Total assets                                                 $7,821,901               $7,082,267
                                                                       ==========               ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Due to clearing organization                                           $    -                   $2,279,250
Securities sold, but not yet purchased, at market                       2,027,819                  454,982
Loan payable-bank                                                          60,511                   73,478
Commissions payable                                                     1,149,856                  752,196
Accounts payable                                                          619,427                  325,949
Income taxes payable                                                      225,700                   25,279
Other liabilities                                                         369,005                  155,411
                                                                       ----------               ----------

          Total liabilities                                             4,452,318                4,066,545
                                                                       ----------               ----------

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares authorized, $.10 par value,
 no shares issued and outstanding                                           -                        -
 Common Stock, no par value, 15,000,000 shares
  authorized, 8,014,190 and 8,112,406 shares issued
  and outstanding, respectively                                         3,296,027                3,296,027
Additional paid-in capital                                                424,206                  427,021
Less: Treasury stock-98,200 shares, at cost                               (80,488)                   -
Accumulated deficit                                                      (270,162)                (707,326)
                                                                       ----------               ----------
          Total stockholders' equity                                    3,369,583                3,015,722
                                                                       ----------               ----------

          Total liabilities and stockholders' equity                   $7,821,901               $7,082,267
                                                                       ==========               ==========



                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                     Six months ended June 30,      Three months ended June 30
                                        1995           1994            1995             1994
                                        ----           ----            ----             ----
Revenues

Net firm trading gains                $ 4,121,053   $3,982,174       $2,468,492      $1,320,937
Commissions                             7,143,638    4,782,790        4,351,573       2,207,971
Investment banking                        130,957      828,153           69,516         568,170
Interest and other income                 447,826      277,964          215,480         152,593
                                      -----------   ----------       ----------      ----------

                                       11,843,474    9,871,081        7,105,061       4,249,671
                                      -----------   ----------       ----------      ----------

Expenses

Compensation and benefits               8,212,937    7,526,994        4,881,532       3,164,331
Clearing charges                        1,291,747      890,354          768,192         392,739
Communications and occupancy              532,782      406,050          280,248         225,794
Other operating expenses                  964,188      650,591          598,885         345,370
Interest                                  118,840       83,938           57,457          18,682
                                      -----------   ----------       ----------      ----------

                                       11,120,494    9,557,927        6,586,314       4,146,916
                                      -----------   ----------       ----------      ----------

Income before income taxes                722,980      313,154          518,747         102,755
Income taxes                              285,816      132,087          205,035          55,772
                                      -----------   ----------       ----------      ----------

Net income                            $   437,164   $  181,067       $  313,712      $   46,983
                                      ===========   ==========       ==========      ==========

Per share of Common Stock:

Primary:

  Net income                          $      0.05   $     0.02       $     0.04      $     0.01
                                      ===========   ==========       ==========      ==========

  Number of shares                      8,220,032    8,543,159        8,320,709       8,306,933
                                      ===========   ==========       ==========      ==========

Fully diluted:

  Net income                                                         $     0.04
                                                                     ==========

  Number of shares                                                    8,492,119
                                                                     ==========

                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Six months ended June 30,
                                                                      1995                    1994
                                                                      ----                    ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income ................................................     $   437,164             $   181,067
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization .............................          87,095                  27,920
  Due from clearing organization ............................         (73,348)               (448,336)
  Commissions receivable ....................................        (146,053)               (130,407)
  Securities owned -- at market .............................        (344,295)              2,274,837
  Prepaid expenses and other assets .........................         (64,738)                 23,820
  Due to clearing organization ..............................      (2,279,250)             (3,088,535)
  Securities sold but not yet purchased......................       1,572,837                 454,883
  Commissions payable .......................................         397,660                (221,538)
  Accounts payable ..........................................         293,478                  13,874
  Income taxes payable ......................................         200,421                    --
  Other liabilities .........................................         213,594                 (64,056)
  Deferred income taxes .....................................            --                    39,300
                                                                  -----------             -----------
    Total adjustments .......................................        (142,599)             (1,118,240)
                                                                  -----------             -----------
    Net cash provided by (used in) operating activities .....         294,565                (937,173)
                                                                  -----------             -----------

Cash flows from investing activities:
  Due from officers .........................................          (1,894)                 (3,000)
  Employee and broker receivables ...........................          63,717                (236,137)
  Capital expenditures ......................................        (141,884)               (158,215)
                                                                  -----------             -----------
    Net cash used in investing activities ...................         (80,061)               (397,352)
                                                                  -----------             -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants ........................            --                   776,908
  Stock registration costs ..................................          (2,815)                   --
  Repurchase of common stock ................................         (80,488)                   --
  Payment of loan payable ...................................         (12,967)                   --
  Warrant exercise costs ....................................            --                   (10,000)
                                                                  -----------             -----------
    Net cash provided by (used in) financing activities .....         (96,270)                776,908
                                                                  -----------             -----------
Net increase (decrease) in cash and cash equivalents ........         118,234                (567,617)
Cash and cash equivalents at beginning of year ..............         673,951                 902,130
                                                                  -----------             -----------
Cash and cash equivalents at end of year ....................     $   792,185             $   334,513
                                                                  ===========             ===========


                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                     Six months ended June 30,
                                                        1995            1994
                                                        ----            ----
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $118,840        $83,938
    Income taxes                                      $ 85,295        $18,215


                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995

NOTE 1 -   MANAGEMENT REPRESENTATION

           The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1995 and 1994.

           Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1994.

           The results reflected for the six-month period ended June 30, 1995 are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1995.

NOTE 2 -   BASIS OF PRESENTATION

           These financial statements include the accounts of First Montauk Financial Corp. and its three wholly-owned subsidiaries - First Montauk Securities Corp., Montauk Insurance Services, Inc. and Montauk Advisors, Inc.

NOTE 3 -   INCOME PER SHARE

           Income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options.

NOTE 4 -   SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

           Marketable securities owned and sold but not yet purchased consist of trading securities at quoted market values, as indicated below:

                                                               Sold but not
                                         Owned                 yet purchased
                                -----------------------   -----------------------
                                June 30,   December 31,   June 30,   December 31,
                                  1995         1994         1995         1994
                                  ----         ----         ----         ----
Obligations of U.S
 government and
 its agencies                  $1,464,274   $  659,908   $  953,453   $   19,951

State and
 municipal
 obligations                    2,096,802    2,936,522       25,826       60,611

Corporate stocks
 and bonds                      1,622,632    1,304,788    1,042,903      363,447

Options                            77,805       16,000        5,637       10,973
                               ----------   ----------   ----------   ----------

                               $5,261,513   $4,917,218   $2,027,819   $  454,982
                               ==========   ==========   ==========   ==========

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995

NOTE 5 -   STOCK REPURCHASE

           In May 1995, the Company announced its intention to purchase up to $100,000 of its Common Stock over a ninety-day period. As of June 30, 1995, the Company had repurchased 98,200 shares for a total of $80,488. An additional 10,000 shares were purchased subsequently for $8,750.

NOTE 6 -   LAWSUIT

           The Company is a defendant in a Civil Suit brought by Escambia County, Florida in the U.S. District Court for the Northern District of Florida. The suit alleges that the Company is responsible to Escambia County for alleged losses as a result of certain mortgage-backed securities sold to Escambia by the Company, and seeks an unspecified amount of damages. The Company believes it has a meritorious defense to these claims and is vigorously defending this action.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the six months ended June 30, 1995 the Company's cash balances increased by $118,234 to $792,185. A total of $294,565 was provided by operating activities during the 1995 period. Clearing account balances showed a net increase of $2,352,598 as a result of net reductions in inventory positions of $1,228,542. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. As a result of higher trading volume during the 1995 period, payables increased by $691,138. This increase reflects higher commission expenses and other variable costs associated with firm trading activities. Income taxes payable increased by $200,421 due to higher tax profits and a corresponding increase in tax basis marginal rates.

Investing activities used cash of $80,061 during the 1995 period. Loans and advances to brokers decreased by $63,717 through payments and amortization, while expenditures for fixed assets increased by $141,884. The Company anticipates an increase in expenditures of approximately $100,000 for communications and other equipment during the remainder of the year.

Financing activities used cash of $96,270 due primarily to loan principal payments and the repurchase of 98,200 shares of the Company's Common Stock for $80,488 under a stock buy-back program initiated in May 1995.

Results of Operations

The Company reported net income of $437,164, or $.05 per share for the six months ended June 30, 1995, as compared to $181,067, or $.02 per share for the comparable 1994 period. Total year-to-date revenues increased approximately 20% to $11,843,474 in 1995 as compared to $9,871,081 in 1994. All of the revenue gains occurred in the June 1995 quarter. Revenues for the three months ended June 30, 1995 increased approximately 67%, or $2,855,390, over the comparable 1994 period as the Company benefitted from record volume and price levels experienced by many U.S. securities markets in the past quarter. Year-to-date trading profits in 1995 increased by approximately 3% to $4,121,053 over 1994 levels. Record gains from equity market-making operations and an overall increase in proprietary trading of bonds and unit investment trusts offset a significant reduction in profits from the sale of mortgage-backed securities ("MBS") by one of the Company's affiliate offices ($2,698,881 in 1994 as compared to

$380,186 in 1995). The MBS market has suffered a dramatic drop in volume, precipitated by higher interest rates commencing in the second quarter of 1994. The MBS market remains out of favor with investors due to continuing volatility and interest rate uncertainty. Consequently, the Company anticipates that 1995 MBS revenues will remain substantially below 1994 levels for the entire year. A positive development during the June 1995 quarter, however, was the Company's ability to offset this loss of revenue with increases from its other trading activities.

Commission income from the sale of listed and over-the-counter securities, mutual funds, leasing, and other agency transactions rose approximately 49% to a record $7,143,638 in 1995 as compared to $4,782,790 in 1994. Again, most of the increase occurred in the second quarter of 1995 as a result of the surge in retail investment activity during the period. Another factor contributing to higher commission revenues was an increase in the number of registered representatives affiliated with the Company from 270 in June 1994 to 337 in June 1995.

Investment banking revenues were $130,957 in 1995 as compared to $828,153 in 1994. The decrease was attributable to the company's involvement in fewer syndications during the 1995 period, and is not necessarily indicative of a trend for the remainder of the year. The Company completed its first managed underwriting in 1994 and intends to continue exploring other opportunities in the investment banking area.

Interest and other income increased by 61% to $447,826 in 1995. The increase was due primarily to a rise in interest income, which resulted from a combination of higher interest rates, an increase in the number of customer accounts, and an expansion of firm trading in interest-bearing securities.

The Company paid total compensation and benefits of $8,212,937 in 1995 as compared to $7,526,993 in 1994. Commissions paid to registered representatives for 1995 were $7,031,938 (59% of total revenues) as compared to $6,648,959 (67% of total revenues). Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. The decrease in 1995 as a percentage of revenues was directly related to the lower production of the affiliate office specializing in the MBS market discussed above. The Company's in-house brokers were also responsible for a larger share of commission income in 1995. In-house brokers receive a lower percentage commission payout than independent affiliates but are not generally required to pay their own expenses. In addition, clearing and other fees charged against broker payouts were greater in 1995 due to the increase in agency business, which carries the highest clearing costs per revenue dollar.

Communications and occupancy costs increased by $126,732, or 31%. The Company completed the expansion of its corporate headquarters during the first quarter of 1994, which accounts for higher occupancy costs in subsequent periods. Telephone charges, market data services, and computer consulting costs also rose due to the addition of trading personnel and additional in-house brokers.

Other operating expenses increased from $650,591 in 1994 to $964,188 in 1995. An addition to reserves for legal costs in the June 1995 quarter as well as higher depreciation costs relating to fixed assets purchased in connection with the Company's expansion accounted for the increase. The Company is a party to various customer arbitrations and civil actions arising in the normal course of its securities business. At the present time, the Company is unable to determine the outcome of these matters or a range of possible loss relating to the claims.

Interest expense increased from $83,938 in 1994 to $118,840 in 1995. The increase is due primarily to higher margin debt on firm inventory positions.

                                    PART II

                               OTHER INFORMATION

ITEM 5.          OTHER INFORMATION.

         In May 1995 the Company announced its intention to buy back up to $100,000 of its Common Stock over a ninety-day period. During the period the Company repurchased 98,200 shares for an aggregate purchase price of $80,488. Subsequent to the period, the Company purchased an additional 10,000 shares.

         The Company is a defendant in a Civil Suit brought by Escambia County, Florida in the U.S. District Court for the Northern District of Florida. The suit alleges that the Company is responsible to Escambia County for alleged losses as a result of certain mortgage-backed securities sold to Escambia by the Company, and seeks an unspecified amount of damages. The Company believes it has a meritorious defense to these claims and is vigorously defending this action.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                          (a)  Exhibits

                          Exhibit 11 - Computation of Income per Common Share.

                          (b)  Reports on Form 8-K

                                  There were no reports on Form 8-K filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MONTAUK FINANCIAL CORP.
                                           (Registrant)



Dated: August  4, 1995                     /s/ William J. Kurinsky
                                           -------------------------------------
                                           William J. Kurinsky
                                           Secretary/Treasurer
                                           Chief Financial Officer and
                                           Principal Accounting Officer


                                           /s/ Herbert Kurinsky
                                           -------------------------------------
                                           Herbert Kurinsky
                                           President

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.            Description
-------          -----------

  11             Computation of Income per Common Share

  27             Financial Data Schedule