Form 10QSB
period 1995-09-30
FIRST MONTAUK FINANCIAL CORP
filed 1995-11-14
CIK 83125

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

                           Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                         22-1737915
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

PARKWAY 109 OFFICE CENTER, 328 NEWMAN SPRINGS RD., RED BANK, NJ       07701
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (908) 842-4700

              ___________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

                 Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X              No
                                        ---                ---

7,956,406 Common Shares, no par value were outstanding as of November 14, 1995.

                          FIRST MONTAUK FINANCIAL CORP.

                                   FORM 10-QSB

                               SEPTEMBER 30, 1995

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
           as of September 30, 1995 and December 31, 1994..............................      3

         Consolidated Statement of Income for the
            Three Months ended September 30, 1995 and 1994
            and Nine months ended September 30, 1995 and 1994 .........................      4

         Consolidated Statement of Cash Flows for the
            Nine Months ended September 30, 1995 and  1994.............................    5-6

         Notes to Financial Statements ................................................    7-8

         Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................................   9-11

PART II.  OTHER INFORMATION:

         Item 5.  Other Information....................................................     12

         Item 6.  Exhibits and Reports on Form 8-K.....................................     12

         Signatures ...................................................................     13

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                          ASSETS                                September 30,   December 31,
                                                                    1995           1994
                                                                -------------   ------------
Cash and cash equivalents                                         $  766,141     $  673,951
Securities owned, at market                                        6,248,101      4,917,218
Commissions receivable                                               292,551        132,967
Employee and broker receivables                                      476,087        514,267
Fixed assets - net                                                   650,653        553,947
Prepaid expenses and other assets                                    339,063         79,368
Due from officers                                                    157,331        151,154
Deferred tax asset                                                    31,191         59,395
                                                                  ----------     ----------
    Total assets                                                  $8,961,118     $7,082,267
                                                                  ==========     ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Due to clearing organization                                      $  479,176     $2,279,250
Securities sold, but not yet purchased, at market                  1,737,261        454,982
Loan payable - bank                                                   54,028         73,478
Commissions payable                                                1,428,718        752,196
Accounts payable                                                     912,512        325,949
Income taxes payable                                                 352,424         25,279
Other liabilities                                                    268,773        155,411
                                                                  ----------     ----------
     Total liabilities                                             5,232,892      4,066,545
                                                                  ----------     ----------

Commitments and contingencies (See Notes)


STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 shares authorized, $.10 par value,
  no shares issued and outstanding                                     --             --
Common Stock, no par value, 15,000,000 shares
  authorized, 8,007,190 and 8,112,406 shares issued
  and outstanding, respectively                                    3,297,707      3,296,027
Additional paid-in capital                                           424,206        427,021
Less: Treasury stock - 108,200 shares, at cost                       (89,238)         --
Retained earnings (deficit)                                           95,551       (707,326)
                                                                  ----------     ----------
     Total stockholders' equity                                    3,728,226      3,015,722
                                                                  ----------     ----------
     Total liabilities and stockholders' equity                   $8,961,118     $7,082,267
                                                                  ==========     ==========

                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


                                  Nine months ended September 30,      Three months ended September 30,
                                        1995          1994                  1995            1994
                                    -----------   -----------            ----------     -----------
REVENUES

Net firm trading gains              $ 6,947,684   $ 6,081,670            $2,826,631      $2,099,496
Commissions                          12,198,847     7,199,208             5,055,209       2,416,418
Investment banking                      194,855       899,828                63,898          71,675
Interest and other income               647,065       436,605               199,239         158,641
                                    -----------   -----------            ----------      ----------

                                     19,988,451    14,617,311             8,144,977       4,746,230
                                    -----------   -----------            ----------      ----------
EXPENSES

Compensation and benefits            13,746,682    11,058,864             5,533,745       3,531,870
Clearing charges                      2,258,753     1,334,314               967,006         443,960
Communication operating expenses        869,677       674,048               336,895         267,998
Other operating expenses              1,618,416     1,040,918               654,228         390,327
Interest                                158,615       105,685                39,775          21,747
                                    -----------   -----------            ----------      ----------

                                     18,652,143    14,213,829             7,531,649       4,655,902
                                    -----------   -----------            ----------      ----------

Income before income taxes            1,336,308       403,482               613,328          90,328
Income taxes                            533,431       168,859               247,615          36,772
                                    -----------   -----------            ----------      ----------

Net income                          $   802,877   $   234,623            $  365,713      $   53,556
                                    ===========   ===========            ==========      ==========

Per share of Common Stock:

  Net income                        $      0.10   $      0.03            $     0.05      $     0.01
                                    ===========   ===========            ==========      ==========

  Number of shares                    8,148,151     8,450,648             8,005,739       8,264,377
                                    ===========   ===========            ==========      ==========


                       See Notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Nine months ended
                                                   September 30,
                                                1995            1994
                                                ----            ----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

Cash flows from operating activities:
  Net income                                 $   802,877    $   234,623
Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization                  121,405         58,489
  Commissions receivable                        (159,584)      (102,369)
  Securities owned -- at market               (1,330,883)     2,104,038
  Prepaid expenses and other assets             (259,695)        17,275
  Due to clearing organization                (1,800,074)    (2,573,582)
  Securities sold but not yet purchased        1,282,279        262,427
  Commissions payable                            676,522       (406,210)
  Accounts payable                               586,563        (42,176)
  Income taxes payable                           327,145         --
  Other liabilities                              113,362         (1,229)
  Deferred income taxes                           28,204         33,373
                                             -----------    -----------
    Total adjustments                           (414,756)      (649,964)
                                             -----------    -----------
    Net cash provided by (used in)
      operating activities                       388,121       (415,341)
                                             -----------    -----------

Cash flows from investing activities:
  Due from officers                               (6,177)       (25,152)
  Employee and broker receivables                 38,180       (296,602)
  Capital expenditures                          (218,111)      (312,436)
                                             -----------    -----------
    Net cash used in investing activities       (186,108)      (634,190)
                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from exercise of warrants              --            776,908
  Proceeds from exercise of stock options          1,680
  Stock registration costs                        (2,815)        --
  Repurchase of common stock                     (89,238)        --
  Payment of loan payable                        (19,450)        --
  Warrant exercise costs                          --            (10,000)
                                             -----------    -----------
    Net cash provided by (used in)
      financing activities                      (109,823)       766,908
                                             -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                92,190       (282,623)
Cash and cash equivalents at beginning
  of year                                        673,951        902,130
                                             -----------    -----------
Cash and cash equivalents at end of year     $   766,141    $   619,507
                                             ===========    ===========


                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                 Nine months ended
                                                   September 30,
                                                1995            1994
                                                ----            ----
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest                                 $   158,615    $   105,685
    Income taxes                             $    64,470    $    21,095

                       See notes to financial statements.

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995

NOTE 1 - MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1995 and 1994.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1994.

         The results reflected for the nine-month period ended September
         30, 1995 are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1995.

NOTE 2-  BASIS OF PRESENTATION

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

NOTE 4 - SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

         Marketable securities owned and sold but not yet purchased consist of trading securities at quoted market values, as indicated below:

                                                                          Sold but not
                                           Owned                          yet purchased
                                September 30,   December 31,     September 30,    December 31,
                                   1995             1994             1995             1994
                                ----------       ----------       ----------       ----------
         Obligation  of U.S.
           government and
           its agencies         $2,472,945       $  659,908       $1,076,978        $ 19,951

         State and municipal
           obligations             591,827        2,936,522           45,457          60,611

         Corporate stocks
            and bonds            3,120,143        1,304,788          606,522         363,447

         Options and warrants       63,186           16,000            8,304          10,973
                                ----------       ----------       ----------        --------

                                $6,248,101       $4,917,218       $1,737,261        $454,982
                                ==========       ==========       ==========        ========

               FIRST MONTAUK FINANCIAL CORP. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 5 - STOCK REPURCHASE

         In May 1995, the Company announced its intention to purchase up to $100,000 of its Common Stock over a ninety-day period. As of September 30, 1995, the Company had repurchased 108,200 shares for a total of $89,238.

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

         The Company is also a party to various other customer claims, most of which are subject to arbitration. At the present time, the Company is unable to determine the outcome of these matters or a range of possible loss relating to the claims.

NOTE 7 - INVESTMENT IN ECM

         The Company has purchased 150,000 shares of Environmental
         Coupon Marketing, Inc. ("ECM") for $.04 per share, or $60,000. ECM is a closely-held marketer of recycling programs to retailers using store coupons and cash incentives to consumers. In consideration, ECM will issue the Company 60,000 warrants to purchase its Common Stock at the price of $3.33 per share upon completion of a private offering of ECM stock. The Company also loaned ECM $100,000 in August 1995. The loan bears interest at the rate of 6% per annum and matures on the earlier of the proposed private placement of ECM securities or the one-year anniversary of the loan. In October 1995, the Company loaned an additional $182,000 to ECM. This loan is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. The loans are unsecured.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the nine months ended September 30, 1995 the Company's cash balances increased by $92,190 to $766,141. A total of $388,121 was provided by operating activities during the 1995 period. Clearing account balances showed a net increase of $1,800,074 due primarily to a combination of earnings growth and increases in firm payables. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. As a result of higher trading volume during the 1995 period, payables increased by $1,263,085. This increase reflects higher commission expenses and other variable costs associated with firm trading activities, as well as an increase in fixed overhead expenses. Income taxes payable increased by $327,145 due to higher tax profits and a corresponding increase in marginal tax rates. These payments are expected to come due during the first quarter of 1996.

Investing activities used cash of $186,108 during the 1995 period. Loans and advances to brokers decreased by $38,180 through payments and amortization, while expenditures for fixed assets increased by $218,111. The Company anticipates an increase in expenditures of approximately $200,000 for communications and other equipment during the remainder of the year. The Company is continuing its investment in technology and systems development in order to enhance services to its affiliate brokers.

Financing activities used cash of $109,823 due primarily to loan principal payments and the repurchase of 108,200 shares of the Company's Common Stock for $89,238 under a stock buy-back program initiated in May 1995.

Results of Operations

The Company reported net income of $802,877, or $.10 per share for the nine months ended September 30, 1995, as compared to $234,623, or $.03 per share for the comparable 1994 period. Total year-to-date revenues increased approximately 37% to $19,988,451 in 1995 as compared to $14,617,311 in 1994. Revenues for the three months ended September 30, 1995 increased approximately 72%, or $3,398,747, over the comparable 1994 period as the Company benefitted from record volume and price levels experienced by many U.S. securities markets during the year. Year-to-date trading profits in 1995 increased by approximately 14% to $6,947,684 over 1994 levels. Record gains from equity market-making operations and an overall increase in proprietary trading of bonds and unit investment trusts offset a significant reduction in profits from the sale of mortgage-backed securities ("MBS") by one of the Company's affiliate offices ($3,713,940 in 1994 as compared to $370,148 in 1995). The MBS market has suffered a dramatic drop in volume, precipitated by higher interest rates commencing in the second quarter of 1994. The MBS market remains out of favor with investors due to continuing volatility and interest rate uncertainty. Consequently, the Company has discontinued proprietary trading in these securities and expects volume to remain substantially below 1994 levels for the entire year. However, a positive development during the second quarter of 1995 and continuing into the third quarter, was the Company's ability to offset this loss of revenue with increases from its other trading departments, particularly in equities.

Commission income from the sale of listed and over-the-counter securities, mutual funds, leasing, and other agency transactions rose approximately 69% to a record $12,198,847 in 1995 as compared to $7,199,208 in 1994. Most of the increase occurred in the second and third quarters of 1995 as a result of the surge in retail investment activity during these periods. Another factor contributing to higher commission revenues was an increase in the number of registered representatives affiliated with the Company from 270 in June 1994 to 350 in September 1995.

Investment banking revenues were $194,855 in 1995 as compared to $899,828 in 1994. The Company completed its first managed underwriting in 1994. No public offerings have been scheduled for the current year. The decrease was also attributable to the Company's involvement in fewer syndications during the 1995 period. The Company intends to continue exploring opportunities in the investment banking area, including securities private placements. The Company has also purchased a minority interest in Environmental Coupon Marketing, Inc. ("ECM"), a privately-owned marketer of recycling programs, and has loaned ECM a total of $282,000 to date in short-term financing.

Interest and other income increased by 48% to $647,065 in 1995. The increase was due primarily to a rise in interest income, which resulted from a combination of an increase in the number of customer accounts, and an expansion of firm trading in interest-bearing securities.

The Company paid total compensation and benefits of $13,746,682 in 1995 as compared to $11,058,864 in 1994. Commissions paid to registered representatives for 1995 were $11,834,626 (59% of total revenues) as compared to $9,625,408 (66% of total revenues). Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. The decrease in 1995 as a percentage of revenues was directly related to the lower production of the affiliate office specializing in the MBS market discussed above. The Company's in-house brokers were also responsible for a larger share of commission income in 1995. In-house brokers receive a lower percentage commission payout than independent affiliates but are not generally required to pay their own expenses. In addition, clearing and other fees charged against broker payouts were greater in 1995 due to the increase in agency business, which carries the highest execution costs per revenue dollar.

Communications and occupancy costs increased by $195,629, or 29%. The Company completed the expansion of its corporate headquarters during the first quarter of 1994, which accounts for higher occupancy costs in subsequent periods. Telephone charges, market data services, and computer consulting costs also rose due to the addition of trading personnel and additional in-house brokers.

Other operating expenses increased from $1,040,918 in 1994 to $1,618,416 in 1995. An addition to reserves for legal costs during the current year, higher depreciation costs relating to fixed assets purchased in connection with the Company's expansion, as well as higher administrative costs relating to revenue growth, primarily accounted for the increase. The Company is a party to various customer arbitrations and civil actions arising in the normal course of its securities business. At the present time, the Company is unable to determine the outcome of these matters or a range of possible loss relating to the claims.

Interest expense increased from $105,685 in 1994 to $158,615 in 1995. The increase is due primarily to higher margin debt on firm inventory positions.

                                     PART II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         In October 1995 the Company announced its intention to buy back up to a maximum of 500,000 shares of its outstanding Common Stock over a ninety-day period. Subsequent to the reporting period, the Company has repurchased 58,800 shares for an aggregate purchase price of $53,493.75.

         During the period the Company issued 3,000 shares of Common Stock pursuant to the exercise of certain Incentive Stock Options granted to one of the Company's employees. Subsequent to the reporting period an additional 8,000 shares were issued to another employee who exercised Incentive Stock Options.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)  Exhibits

                        None.

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


                                                   FIRST MONTAUK FINANCIAL CORP.
                                                   (Registrant)

Dated:  November 14, 1995
                                                   /s/ William J. Kurinsky
                                                   -----------------------------
                                                   William J. Kurinsky
                                                   Secretary/Treasurer
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer


                                                   /s/ Herbert Kurinsky
                                                   -----------------------------
                                                   Herbert Kurinsky
                                                   President

                                EXHIBIT INDEX


             Exhibit 27 - Financial Data Schedule