Form 10QSB
period 1996-03-31
FIRST MONTAUK FINANCIAL CORP
filed 1996-05-14
CIK 83125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


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


- --------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                    No  ____

   7,927,606 Common Shares, no par value were outstanding as of May 10, 1996.

                          FIRST MONTAUK FINANCIAL CORP.

                                   FORM 10-QSB

                                 MARCH 31, 1996


                                      INDEX


Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
            as of March 31, 1996 and December 31, 1995 ..................  3

           Consolidated Statement of Income for the
            Three Months Ended March 31, 1996 and 1995 ..................  4

           Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 1996 and 1995 ..................  5

           Notes to Financial Statements ................................  6-8

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............  9-11


PART II.  OTHER INFORMATION:

         Item 5. Other Information.......................................  12

         Item 6.  Exhibits and Reports on Form 8-K.......................  12

         Signatures .....................................................  13

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                                   March 31,            December 31,
                            ASSETS                                                                   1996                   1995
                                                                                                  ----------            -----------
Cash and cash equivalents                                                                         $1,257,448             $   845,471
Securities owned, at market                                                                        3,991,400               7,114,507
Commissions receivable                                                                               557,223                 383,868
Due from clearing firm                                                                                10,884                    --
Employee and broker receivables                                                                      548,285                 357,525
Fixed assets-net                                                                                     954,201                 804,668
Notes receivable-ECM                                                                                 282,000                 282,000
Due from officers                                                                                    147,749                 155,524
Other assets                                                                                         505,918                 174,231
Deferred tax asset                                                                                    86,220                 369,173
                                                                                                  ----------             -----------

     Total assets                                                                                 $8,341,328             $10,486,967
                                                                                                  ==========             ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Due to clearing organization                                                                      $     --                 2,306,032
Securities sold, but not yet purchased, at market                                                    187,548                 166,382
Loans payable-bank                                                                                   214,698                  47,544
Commissions payable                                                                                1,668,974               1,467,190
Accounts payable                                                                                     521,312                 389,312
Accrued expenses                                                                                   1,206,761               1,392,115
Income taxes payable                                                                                  83,625                 621,690
Other liabilities                                                                                    415,343                 495,756
                                                                                                  ----------             -----------

    Total liabilities                                                                              4,298,261               6,886,021
                                                                                                  ----------             -----------

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares authorized, $.10 par value,
  no shares issued and outstanding                                                                      --                      --
Common Stock, no par value, 15,000,000 shares
  authorized,7,920,106 shares issued
  and outstanding                                                                                  3,320,012               3,320,012
Additional paid-in capital                                                                           220,172                 220,172
Retained earnings                                                                                    502,883                  60,762
                                                                                                  ----------             -----------
       Total stockholders' equity                                                                  4,043,067               3,600,946
                                                                                                  ----------             -----------

       Total liabilities and stockholders' equity                                                 $8,341,328             $10,486,967
                                                                                                  ==========             ===========


                       See notes to financial statements

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                    Three months ended March 31,
                                                         1996          1995
                                                      ----------    ----------
Revenues

Net firm trading gains                                $2,284,112    $1,652,561
Commissions                                            6,079,134     2,792,065
Investment banking                                        29,088        61,441
Interest and other income                                241,145       232,346
                                                      ----------    ----------

                                                       8,633,479     4,738,413
                                                      ----------    ----------

Expenses

Commissions, employee compensation and benefits        6,061,335     3,331,405
Clearing and floor brokerage                             950,433       523,555
Communications and occupancy                             341,315       252,534
Other operating expenses                                 522,077       365,303
Interest                                                  35,271        61,383
                                                      ----------    ----------

                                                       7,910,431     4,534,180
                                                      ----------    ----------

Income before income taxes                               723,048       204,233

Income taxes                                             280,927        80,781
                                                      ----------    ----------

Net income                                            $  442,121    $  123,452
                                                      ==========    ==========

Per share of Common Stock:

   Net income                                         $     0.05    $     0.02
                                                      ==========    ==========

   Number of shares                                    8,776,799     8,112,406
                                                      ==========    ==========



                       See notes to financial statements

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 Three months ended March 31,
                                                                                1996                      1995
                                                                             -----------              ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                                                                $   442,121              $   123,452
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                                                  65,354                   43,285
   Receivable from clearing organization                                         (10,884)                (299,805)
   Commissions receivable                                                       (173,355)                (117,976)
   Securities owned - at market                                                3,123,107                1,750,841
   Other assets                                                                 (307,687)                 (40,072)
   Deferred income taxes                                                         282,953                     --
   Due to clearing organization                                               (2,306,032)              (2,279,250)
   Securities sold but not yet purchased                                          21,166                  525,849
   Commissions payable                                                           201,784                   82,163
   Accounts payable                                                              132,000                  (37,599)
   Accrued expenses                                                             (185,354)                    --
   Income taxes payable                                                         (538,065)                  65,486
   Other liabilities                                                             (80,413)                 (30,808)
                                                                             -----------              -----------
       Total adjustments                                                         224,574                 (337,886)
                                                                             -----------              -----------
       Net cash provided by (used in) operating activities                       666,695                 (214,434)
                                                                             -----------              -----------

Cash flows from investing activities:
   Due from officers                                                               7,775                    2,460
   Employee and broker receivables                                              (190,760)                  90,387
   Investment in ECM                                                             (24,000)                    --
   Capital expenditures                                                         (214,886)                 (52,398)
                                                                             -----------              -----------
       Net cash provided by (used in) investing activities                      (421,871)                  40,449
                                                                             -----------              -----------

Cash flows from financing activities:
   Proceeds from bank loan                                                       179,625                     --
   Payment of loans payable                                                      (12,472)                  (6,486)
                                                                             -----------              -----------
       Net cash provided by (used in) financing activities                       167,153                   (6,486)
                                                                             -----------              -----------
Net increase (decrease) in cash and cash equivalents                             411,977                 (180,471)
Cash and cash equivalents at beginning of year                                   845,471                  673,951
                                                                             -----------              -----------
Cash and cash equivalents at end of period                                   $ 1,257,448              $   493,480
                                                                             ===========              ===========


Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                              $    35,271              $    61,383
       Income taxes                                                          $   542,242              $    15,295


                       See notes to financial statements

NOTE 1 -  MANAGEMENT REPRESENTATION

          The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 1996 and 1995.

          Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1995.

          The results reflected for the three-month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1996.

NOTE 2 -  INCOME PER SHARE

          Income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options. Outstanding options are not included in the 1995 calculation since their impact is anti-dilutive.

NOTE 3 -  SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

          Marketable securities owned and sold but not yet purchased consist of trading securities at quoted market values, as indicated below:

                                                                                         Sold but not
                                                 Owned                                  yet purchased
                                                 -----                                  -------------
                                    March 31,            December 31,            March 31,           December 31,
                                      1996                   1995                  1996                 1995
                                   ----------             ----------             --------             --------
Obligations of U.S.
  government and
  its agencies                     $   50,423             $  163,444             $   --               $ 18,467
State and municipal
  obligations                       1,169,406              3,574,616               37,670               44,854
Corporate stocks
  and bonds                         2,682,773              3,242,516              149,009              103,061
Options and warrants                   88,798                133,931                  869                 --
                                   ----------             ----------             --------             --------
                                   $3,991,400             $7,114,507             $187,548             $166,382
                                   ==========             ==========             ========             ========

NOTE 4 -  NOTES RECEIVABLE - ECM


          As of March 31, 1996, the Company has loaned a total of $282,000 to Environmental Coupon Marketing, Inc. ("ECM"), a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and matures on the earlier of a proposed private placement of ECM securities, or August 9, 1996. The second loan for $182,000 is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. This loan matures on October 9, 1996. Both loans are unsecured.

          The Company has also purchased 210,000 shares of ECM common stock for $.40 per share, or $84,000. This investment is included in Other Assets in the accompanying Consolidated Statement of Financial Condition.

NOTE 5 -  ACCRUED EXPENSES

          Accrued expenses consist of the following:

           Reserves for legal matters                            $  945,744
           Other                                                    261,017
                                                                 ----------
                                                                 $1,206,761
                                                                 ==========

NOTE 6 -  BANK LOAN

          In January 1996, the Company borrowed an additional $179,625 from its bank. The loan is evidenced by a note which is payable in sixty monthly installments of $2,994 plus interest at the bank's prime rate. The loan is secured by various equipment.

NOTE 7 -  COMMITMENTS AND CONTINGENT LIABILITIES

          Employment Agreements

          Effective January 1, 1996, the Company approved new employment contracts for two of its officers. The contracts will run for three years, and provide for annual salaries of $175,000 for the first year, with a provision for a 10% annual increase in the second and third years. The agreement also provides for a bonus pool of up to 10% of consolidated pre-tax profits. The bonus pool becomes effective each year only upon the achievement of pre-tax profits exceeding $500,000.

          Legal Matters

          In 1995, the Company's broker-dealer subsidiary, FMSC, was named as a defendant in a civil suit brought by Escambia County, Florida ("Escambia") for alleged losses sustained on certain securities purchased from FMSC. On March 28, 1996, without admitting liability or wrongdoing, FMSC reached an agreement with Escambia to settle their claims. Under terms of the agreement, FMSC will pay Escambia the sum of $900,000 in two installments: $600,000 immediately and $300,000 on August 1, 1996. The first installment was paid in April 1996. FMSC is also cooperating with various regulatory authorities that are conducting inquiries into the Escambia transactions as well as other issues related to FMSC's trading in mortgage-backed securities.

          FMSC is also a respondent in certain pending customer arbitrations relating to its securities business. These claims are in various stages of progress and are being vigorously contested by FMSC. The ultimate outcome and/or range of loss, if any, from these matters is not presently determinable.

NOTE 8 -  NET CAPITAL REQUIREMENTS

          FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined. At March 31, 1996, FMSC had net capital and minimum net capital requirements of $1,367,405 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 2.39 to 1.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

During the three months ended March 31, 1996, the Company's cash balances increased by $411,977 to $1,257,448. Operating activities provided net funds of $666,695. Inventory levels dropped by $3,123,107 from December 31, 1995 to March 31, 1995, which was offset in part by a reduction in the Company's net debit balances with its clearing firm. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. The Company also paid $538,055 for 1995 income tax liabilities during the quarter.

Investing activities used cash of $421,871 during the quarter. The Company purchased approximately $215,000 of fixed assets during the period, consisting primarily of telecommunications and computer systems, and office expansion. At the present time, management anticipates additional capital expenditures of approximately $150,000 for the balance of the year, based on current projections of equipment and facility requirements. This amount may be subject to change depending on such factors as the Company's rate of revenue growth, hiring of additional in-house brokers and traders, and personnel demands to manage higher transactions volume. Amounts advanced to brokers and affiliates also increased by $190,760 during the quarter. The Company also purchased additional shares in ECM for $24,000, bringing the total investment in ECM to $366,000 in stock and loans. ECM is a privately-held marketer of recycling programs. A private placement of ECM securities is currently planned for the second or third quarter of 1996.

Financing activities provided cash of $167,153 during the quarter, due primarily to an additional term loan from the Company's bank to finance equipment purchases.

Management believes the Company's liquidity needs, at least through the next fiscal year, will be provided by increasing operating revenues and margin loans secured by trading inventories under an arrangement with its clearing broker.

Results of Operations

The Company reported record revenues and earnings in the March 1996 quarter, continuing the trend from last year. Total revenues for 1996 increased by $3,895,066 to $8,633,479, an 82% increase over the comparable 1995 period. U.S. equity markets remained strong in the first quarter of 1996 due to interest rate stability and strong earnings reports. These markets once again experienced record trading volume and mutual fund investment.

Revenues from firm trading increased by 35% over 1995 levels from $1,652,561 (35% of total revenues) to $2,284,112 (26% of total revenues). Dollar increases were due to record gains from market-making and other equity trading activities as the stock market rally carried over into 1996. The reduction in trading profits as a percentage of total revenue was due to two principal factors: I) the discontinuance of proprietary trading in mortgage-backed and U.S. government securities, and ii) a surge in commission-based revenues.

Commission income from the sale of listed and over-the-counter securities, mutual funds, leasing and other agency transactions rose 217% to $6,079,134 (70% of total revenues) as compared to $2,792,065 (59% of total revenues) in the 1995 quarter. The largest increases came from stock and mutual fund transactions as retail investment volume maintained record levels during the 1996 quarter. Leasing and insurance product sales also improved during the period. The Company plans to develop its insurance business through increased marketing and wider distribution during the year. The leasing operation is also expected to grow subject to the availability of quality lease investments.

Investment banking activity, although modest to date, is expected to expand during the remainder of the year. The Company expects to continue participating in syndications, and is exploring other opportunities in the investment banking area, including securities private placements. As previously discussed, the Company has also purchased a minority interest in ECM and has provided ECM with short-term financing.

During the 1996 period the Company paid commissions, employee compensation and employee benefits of $6,061,335 (70% of total revenues) as compared to $3,331,405 (70% of total revenues) in 1995. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1996 were $5,120,878 (59% of total revenues) as compared to $2,780,400 (59% of total revenues) in 1995. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. The dollar increase in 1996 resulted primarily from a higher volume of agency transactions. Commission expense as a percentage of total revenues will fluctuate within a narrow range in the future depending upon the mix of commission-based business and trading profits, as well as the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

For 1996 the Company paid salaries of $701,912 for management, operations and clerical personnel, as compared to $407,300 in 1996. This increase was due in part to the growth in revenues, which required additional trading assistants and other personnel for transactions processing. The Company also added employees to its computer, marketing and finance departments subsequent to the March 1995 quarter.

Clearing costs increased from $523,555 (11% of revenues) to $950,433 (11% of revenues) in 1996 due to higher transactions volume. The percentage of clearing costs to total revenue will fluctuate somewhat depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period.

Communications and occupancy costs rose by $88,781 to $341,315 during the 1996 quarter. The increase is due to higher telephone charges, market data services, and occupancy expenses resulting from the addition of trading personnel, in-house brokers and an expansion of operating facilities.

Other operating expenses increased from $365,303 (8% of revenues) in 1995 to $522,077 (6% of revenues) in 1996. The increase was due primarily to higher marketing costs and professional fees.

While the Company has achieved substantial revenue growth in the first quarter of 1996, operating results will continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

     In 1995 the Company's broker-dealer subsidiary, First Montauk Securities Corp. ("FMSC"), was named as a defendant in a Civil Suit brought by Escambia County, Florida in the U.S. District Court for the Northern District of Florida. The suit alleged that FMSC was responsible to Escambia County for alleged losses as a result of certain mortgage-backed securities sold to Escambia by On March 28, 1996, without admitting liability or wrongdoing FMSC reached an agreement with Escambia to settle their claims. Under terms of the agreement, FMSC will pay Escambia the sum of $900,000 in two installments: $600,000 was paid in April 1996 with the remaining $300,000 due on August 1, 1996. FMSC is also cooperating with various regulatory authorities that are conducting inquiries into the Escambia transactions as well as other issues related to FMSC's trading in mortgage-backed securities.

     In May 1996 the Company authorized a share repurchase plan to repurchase up to a maximum of 500,000 shares of its Common Stock in open market transactions over a nine month period.




Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits
                    None

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

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)



Dated: May 10, 1996                       /s/ William J. Kurinsky
                                          -------------------------
                                          William J. Kurinsky
                                          Secretary/Treasurer
                                          Chief Financial Officer and
                                          Principal Accounting Officer


                                          /s/ Herbert Kurinsky
                                          -------------------------
                                          Herbert Kurinsky
                                          President

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule