Form 10-Q
period 1996-06-30
FIRST MONTAUK FINANCIAL CORP
filed 1996-08-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                                                     Washington, D.C.  20549


                                                           FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                                                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For                 the                  transition   period  from           to


                                                   Commission File No. 0-6729

                                            FIRST MONTAUK FINANCIAL CORP.(Exact
name of registrant as specified in its charter)

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

                                      Yes    X                              No
   8,000,979 Common Shares, no par value were outstanding as of August  8, 1996.
                                                   Page 1 of 14

                                           FIRST MONTAUK FINANCIAL CORP.

                                                    FORM 10-QSB

                                                   JUNE 30, 1996



                                                       INDEX


Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
as of June 30, 1996 and December 31, 1995 ..................................  3

           Consolidated Statement of Income for the
            Three Months ended June 30, 1996 and 1995
and Six months ended June 30, 1996 and 1995 ............................... 4-5
           Consolidated Statement of Cash Flows for the
Six Months ended June 30, 1996 and 1995 ..................................   6

            Notes to Financial Statements
 .........................................................................  7-9

         Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations ......................................10-12


PART II.  OTHER INFORMATION:

         Item 5.  Other
Information................................................................ 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

         Signatures
 ....................................................................... 14
                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                         June 30,                 December 31,
                          ASSETS          1996                       1995

Cash and cash equivalents          $        991,436           $        845,471
Securities owned, at market               5,361,430                  7,114,507
Commissions receivable                      629,424                    383,868
Due from clearing firm                      366,745                   -
Employee and broker receivables             789,365                    357,525
Fixed assets-net                          1,019,789                    804,668
Notes receivable-ECM                        282,000                    282,000
Due from officers                           174,444                    155,524
Other assets                                629,559                    174,231
Deferred tax asset                          104,783                    369,173
                                     ---------------            ---------------

     Total assets                  $     10,348,975           $     10,486,967
                                     ===============            ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Due to clearing firm               $       -                  $      2,306,032
Securities sold, but not yet purchased, at market 1,389,803            166,382
Loans payable-bank                                  199,234             47,544
Commissions payable                               1,869,680          1,467,190
Accounts payable                                    547,877            389,312
Accrued expenses                                    829,646          1,392,115
Income taxes payable                                 64,198            621,690
Other liabilities                                   785,403            495,756
                                            ---------------    ---------------

    Total liabilities                             5,685,841          6,886,021
                                            ---------------    ---------------


Shares issued with guaranteed resale price          140,000             -

Commitments and contingent liabilities (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares authorized, $.10 par value,
  no shares issued and outstanding                   -                 -
Common Stock, no par value, 15,000,000 shares
  authorized, 7,831,104 and 7,920,106 shares issued
  and outstanding, respectively                  3,202,334          3,320,012
Additional paid-in capital                         220,172            220,172
Retained earnings                                1,100,628             60,762
                                            --------------    ---------------
       Total stockholders' equity                4,523,134          3,600,946
                                           ---------------    ---------------

       Total liabilities and stockholders' equity $  10,348,975 $  10,486,967
                                                =============== =============





                                    See notes to financial statements.

                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF INCOME

                                              Three months ended June 30,
                                            1996                        1995
Revenues

Net firm trading gains             $     3,236,671            $      2,468,492
Commissions                              7,741,773                   4,351,573
Investment banking                         240,328                      69,516
Interest and other income                  260,391                     215,480
                                    --------------             ---------------

                                        11,479,163                   7,105,061
                                    --------------             ---------------

Expenses

Commissions, employee compensation and benefits  8,115,064           4,881,532
Clearing and floor brokerage                       989,765             768,192
Communications and occupancy                       377,668             280,248
Other operating expenses                           936,964             598,885
Interest                                            22,807              57,457
                                             -------------     ---------------

                                                10,442,268           6,586,314
                                            --------------     ---------------

Income before income taxes                       1,036,895             518,747

Income taxes                                       439,150             205,035
                                            --------------     ---------------

Net income                                 $       597,745    $        313,712
                                            ==============     ===============

Per share of Common Stock:

   Net income                             $          0.07    $           0.04
                                            ==============     ===============

   Number of shares                             9,007,664           8,320,709
                                            ==============     ===============














                        See     notes    to  financial statements.







                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF INCOME

                                             Six months ended June 30,
                                              1996           1995
Revenues

Net firm trading gains                      $ 5,520,783    $ 4,121,053
Commissions                                  13,820,907      7,143,638
Investment Banking                              269,416        130,957
Interest and other income                       501,536        447,826
                                        --------------    -----------
                                             20,112,642     11,843,474
                                         --------------    -----------
Expenses

Commissions, employee compensation and benefits   14,176,399      8,212,937
Clearing and floor brokerage                       1,940,198      1,291,747
Communications and occupancy                         718,983        532,782
Other operating expenses                           1,459,041        964,188
Interest                                              58,078        118,840
                                             -------------- --------------

                                                  18,352,699     11,120,494
                                              -------------- --------------

Income before income taxes                         1,759,943        722,980

Income taxes                                         720,077        285,816
                                             -------------- --------------
Net income                                   $     1,039,866 $      437,164
                                              ============== ==============
Per share of Common Stock:

   Net income                               $          0.12 $          0.05
                                             ============== ===============
   Number of shares                               9,002,611       8,220,032
                                             ============== ===============







                   See notes to financial statements.

            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Six months ended June 30,
                                                  1996                   1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                               $     1,039,866   $       437,164
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                    104,496            87,095
   Shares issued with guaranteed resale price       140,000
  Receivable from clearing organization            (366,745)          (73,348)
   Commissions receivable                          (245,556)         (146,053)
   Securities owned - at market                   1,753,077          (344,295)
   Other assets                                    (431,328)          (64,738)
   Deferred income taxes                            264,390              -
   Due to clearing organization                  (2,306,032)       (2,279,250)
   Securities sold but not yet purchased          1,223,421         1,572,837
   Commissions payable                              402,490           397,660
   Accounts payable                                 158,565           293,478
   Accrued expenses                                (562,469)             -
   Income taxes payable                            (557,492)          200,421
   Other liabilities                                289,647           213,594
                                             --------------    --------------
       Total adjustments                           (133,536)         (142,599)
                                             --------------    --------------
       Net cash provided by operating activities    906,330           294,565
                                             --------------    --------------

Cash flows from investing activities:
   Due from officers                                (18,920)           (1,894)
   Employee and broker receivables                 (431,840)           63,717
   Investment in ECM                                (24,000)             -
   Capital expenditures                            (319,617)         (141,884)
                                             --------------    --------------
       Net cash used in investing activities      (794,377)           (80,061)
                                             --------------    --------------

Cash flows from financing activities:
   Proceeds from bank loan                         179,625              -
   Payment of loans payable                        (27,935)          (12,967)
   Purchase of common stock                         12,825
   Repurchase of common stock                     (130,503)          (80,488)
   Stock registration costs                          -                (2,815)
                                              --------------    --------------
     Net cash provided by (used in)
       financing activities                         34,012           (96,270)
                                              --------------    --------------
Net increase in cash and cash equivalents          145,965           118,234
Cash and cash equivalents at beginning of year     845,471           673,951
                                              --------------    --------------
Cash and cash equivalents at end of period   $     991,436   $       792,185
                                              ==============   ==============

Supplemental  disclosures of cash flow  information:Cash  paid during the period for:
       Interest                              $      58,078   $       118,840
       Income taxes                          $   1,019,000   $        85,295

Noncash transactions:

   Shares issued with guaranteed resale price$     140,000

                                        See notes to financial statements.

                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 1996


NOTE 1 -            MANAGEMENT REPRESENTATION

                    The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1996 and 1995.

                    Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1995.

                    The results reflected for the six month and three-month periods ended June 30, 1996, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1996.

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

NOTE 3 -            SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET  PURCHASED

                    Marketable securities owned and sold but not yet purchased consist of trading securities at quoted market values, as indicated below:

                                                                    Sold but not
                                                         Owned    yet purchased

                                  June 30, December 31, June 30, December 31,
                                    1996     1995        1996       1995

                 Obligations of U.S.
                   government and
                   its agencies $   119,156 $  163,444 $ --    $ 18,467
                 State and municipal
                   obligations  1,082,954    3,574,616  966,402  44,854
                 Corporate stocks
                   and bonds    4,133,070    3,242,516  373,557 103,061
                 Options
                   and warrants    26,250      133,931   49,844   --
                               $5,361,430   $7,114,507 $1,389,803 $166,382


NOTE 4 -         NOTES RECEIVABLE - ECM

                 As of June 30, 1996, the Company has loaned a total of $282,000 to Environmental Coupon Marketing, Inc. ("ECM"), a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and matures on the earlier of a proposed private placement of ECM securities, or August 9, 1996. The second loan for $182,000 is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. This loan matures on October 9, 1996. Both loans are unsecured.

                 The Company has also purchased 210,000 shares of ECM common stock for $.40 per share, or $84,000. This investment is included in Other Assets in the accompanying Consolidated Statement of Financial Condition.

NOTE 5 -         ACCRUED EXPENSES

                 Accrued expenses consist of the following:

                 Reserves for legal matters                        $  435,744
                 Other            393,902
                                                                      $  829,646

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

                 Legal Matters

                 In 1995, the Company's broker-dealer subsidiary, FMSC, was named as a defendant in a civil suit brought by Escambia County, Florida ("Escambia") for alleged losses.

NOTE 7 -         COMMITMENTS AND CONTINGENT LIABILITIES - continued

                 sustained on certain securities purchased from FMSC. On March 28, 1996, without admitting liability or wrongdoing, FMSC reached an agreement with Escambia to settle the Escambia claims. Under terms of the agreement, FMSC will pay Escambia the sum of $900,000 in two installments: $600,000 immediately and $300,000 on August 1, 1996. The first installment was paid in April 1996. FMSC is cooperating with various regulatory authorities that are conducting inquiries into the Escambia transactions as well as other issues related to FMSC's trading in mortgage-backed securities.

                 FMSC is also a respondent in certain pending customer arbitrations relating to its securities business. These claims are in various stages of progress and are being vigorously contested by FMSC. The ultimate outcome and/or range of loss, if any, from these matters is not presently determinable.

                 Shares issued with guaranteed resale price

                 During the second quarter of 1996, the Company entered into two agreements to settle customer claims. Under terms of the agreements, the Company has issued a total of 70,000 restricted shares of its common stock with a guarantee to pay the difference between $2.00 per share and the sales price of the shares upon expiration of a two-year holding period. The shareholders may elect to retain the shares after two years. Such an election will release the Company from any further obligation.

                 The Company has established a temporary equity account to record its maximum liability with respect to the shares ($140,000). Payment of any shortfall will be charged to this account. Any balance in the account will be credited to permanent capital at the end of the two-year period.

NOTE 8 -         NET CAPITAL REQUIREMENTS

                 FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to the maintenance of minimum net capital, as defined. At June 30, 1996, FMSC had net capital and minimum net capital requirements of $1,477,088 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 2.14 to 1.

NOTE 9 -         STOCK REPURCHASE PLAN

                 In May 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of June 30, 1996, the Company had repurchased 108,502 shares for total consideration of $130,503. The repurchase program is scheduled to expire December 31, 1996.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Company's cash balances increased by $145,965 to $906,330. Operating activities provided net funds of $921,330. Long inventory positions decreased and short inventory positions increased by $1,753,077 and $1,223,421, respectively from December 31, 1995 to June 30, 1996. The cash provided by these changes in inventory levels was offset in part by a reduction in the Company's net debit balances with its clearing firm by $2,306,032. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. The Company also paid approximately $1,019,000 for 1995 and 1996 income tax liabilities during the 1996 period.

         Investing activities used cash of $794,377 during the period. The Company purchased approximately $320,000 of fixed assets for the six months, consisting primarily of telecommunications and computer systems, and office improvements. At the present time, management anticipates additional capital expenditures of approximately $100,000 for the balance of the year, based on current projections of equipment and facility requirements. This amount may be subject to change depending on such factors as the Company's rate of revenue growth, hiring of additional in-house brokers and traders, and personnel demands to manage higher transactions volume. Amounts advanced to brokers and affiliates also increased by $431,840 in 1996. The increase is attributable to loans to new affiliates ($130,000), advances to employees ($22,000), and amounts receivable from brokers ($280,000). The Company also purchased additional shares in ECM for $24,000, bringing the total investment in ECM to $366,000 in stock and loans. ECM is a privately-held marketer of recycling programs. A private placement of ECM securities is currently planned for the third quarter of 1996.

         Financing activities provided cash of $34,012 during the six month period, due primarily to an additional term loan of $179,625 from the Company's bank to finance equipment purchases. The Company also commenced a stock buyback program in May 1996. Through June 30, 1996 the Company had repurchased 108,502 shares for total consideration of $130,503. The Company's board of directors has authorized the repurchase of up to 500,000 shares through December 31, 1996.

         Management believes the Company's liquidity needs at least through the next fiscal year will be provided by increasing operating revenues and margin loans secured by trading inventories under an arrangement with its clearing broker.

Results of Operations

         The Company reported record revenues and earnings in the June 1996 quarter and six month periods, continuing the trend that began last year. Total revenues for 1996 increased by $8,269,169 to $20,112,642, a 70% increase over the comparable 1995 period. Revenues for the quarter rose 62% to a record $11,479,163 compared to $7,105,061 for the second quarter of 1995.

         Net income for the second quarter ended June 30, 1996 increased 91% to a record $597,745 or $.07 per share from $313,712 or $.04 per share for the same period last year. Operating income before taxes for the 1996 quarter doubled to $1,036,895 from $518,747 last year. Compared to the first quarter of 1996, net income rose 35% from $442,121 or $.05 per share, operating income was up 43% from $723,048 and revenues increased 33% from $8,633,479.

         For the six months ended June 30, 1996, net income rose 138% to $1,039,866 or $.12 per share compared with net income of $437,164 or $.05 per share for the same period last year. Operating income rose 143% to $1,759,943 from $722,980 in the comparable 1995 period. Revenues increased 70% to $20,112,642 compared to $11,843,474 for the first half of 1995.

         U.S. equity markets remained strong in the second quarter of 1996 due to continued interest rate stability and strong earnings reports. These markets once again experienced record trading volume and mutual fund investment.

         Revenues from firm trading increased by 35% over 1995 levels from $3,236,671 (28% of total revenues) to $5,520,783 (27% of total revenues). Dollar increases were due to record gains from market-making and other equity trading activities as the stock market rally carried over into the second quarter of 1996. The contribution of trading profits to total revenue from period to period was basically unchanged due to two principal factors: i)the discontinuation of proprietary trading in mortgage-backed and U.S. government securities, which accounted for combined revenues of $930,000 in 1995 and $-0- in 1996, and ii)a surge in commission-based revenues.

         Commission  income  from  the  sale  of  listed  and   over-the-counter
securities, mutual funds, leasing and other agency transaction rose 93% to $13,820,907 (69% of total revenues) for the six months ended June 30, 1996 as compared to $7,143,637 (60% of total revenues) in the comparable 1995 period. The quarterly comparison showed an increase of 78%, or $3,390,201. The largest increases came from stock and mutual fund transactions as retail investment volume maintained record levels during the 1996 quarter. Leasing and insurance product sales also improved during the period. The Company plans to develop its insurance business through increased marketing and wider distribution during the year. The leasing operation is also expected to grow subject to the availability of quality lease investments.

         Investment banking activity picked up in the second quarter of 1996 with an increase in selling concessions and the completion of a private placement offering. The Company expects to continue participating in syndications, and is exploring other opportunities in the investment banking area, including additional securities private placements. As previously discussed, the Company has also purchased a minority interest in ECM and has provided ECM with short-term financing.

         During the six months ended June 30, 1996 the Company paid commissions, employee compensation and employee benefits of $14,176,399 (70% of total revenues) as compared to $8,212,937 (69% of total revenues) in the comparable 1995 period. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1996 were $12,280,635 (61% of total revenues) as compared to $7,031,938 (59% of total revenues) in 1995. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. The dollar increase in 1996 resulted primarily from a higher volume of agency transactions. Commission expense as a percentage of total revenues will fluctuate within a narrow range in the future depending upon the mix of commission-based business and trading profits, as well as the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

         For the six months ended June 30, 1996 the Company paid salaries of $1,493,630 for management, operations and clerical personnel, as compared to $871,606 in 1995. This increase was due in part to the growth in revenues, which required additional trading assistants and other personnel for transactions processing. The Company also added employees to its computer, marketing and finance departments subsequent to the June 1995 quarter.

         Clearing costs increased from $1,291,747 (11% of revenues) to $1,940,198 (10% of revenues) in 1996 due to higher transactions volume. The percentage of clearing costs to total revenue will fluctuate somewhat depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period.

         Communications and occupancy costs rose by $186,201 to $718,983 for the six months ended June 30, 1996. The increase is due to higher telephone charges, market data services, and occupancy expenses resulting from the addition of trading personnel, in-house brokers and an expansion of operating facilities.

         Other operating expenses increased from $964,188 (8% of revenues) in 1995 to $1,459,041 (7% of revenues) in 1996. The increase was due primarily to higher marketing costs associated with the Company's affiliate recruitment program, and legal expenses.

         While the Company has achieved substantial revenue growth in the first half of 1996, operating results will continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets. These markets have recently become more uncertain and volatile, and transactions volume, the source of the Company's commission-based revenues, has been declining. While seasonal factors may currently be at play, the Company cannot assure that the rate of revenue growth experienced in the first two quarters of 1996 can be sustained for the balance of the year.
                                                                         PART II

                                                        OTHER INFORMATION

Item 5.  Other Information.

                 In May 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of June 30, 1996, the Company had repurchased 108,502 shares for total consideration of $130,503. The repurchase program is scheduled to expire December 31, 1996.

Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits

                           None.

                             (b) Reports on Form 8-K

                           There were no reports on Form 8-K filed.

                                                                              13

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

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                          (Registrant)



Dated: August 7, 1996
                                               By   /s/ William J. Kurinsky
                                                  William J. Kurinsky
                                                  Secretary/Treasurer
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer



                                               By   /s/ Herbert Kurinsky
                                                  Herbert Kurinsky
                                                  President