Form 10QSB
period 1996-09-30
FIRST MONTAUK FINANCIAL CORP
filed 1996-11-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION


                                     Washington, D.C.  20549

                                             FORM 10-QSB

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No 8,169,479 Common Shares, no par value were outstanding as of November 14, 1996.

                          FIRST MONTAUK FINANCIAL CORP.

                                  FORM 10-QSB

                               SEPTEMBER 30, 1996



                                                       INDEX


Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
           as of September 30, 1996 and December 31, 1995   ..............  3

           Consolidated Statement of Income for the
            Nine Months ended September 30, 1996 and 1995
            and Three months ended September 30, 1996 and 1995 ........... 4-5
           Consolidated Statement of Cash Flows for the
            Nine Months ended September 30, 1996 and 1995 .............    6-7

            Notes to Financial Statements................................ 8-11

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............. 12-15


PART II.  OTHER INFORMATION:

         Item 5.  Other
Information............................................................ 16-17

         Item 6.  Exhibits and Reports on Form 8-K..................... 17

         Signatures.................................................... 18

                          FIRST MONTAUK FINANCIAL CORP.
                                AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  September 30,                   December 31,
ASSETS                                1996                            1995

Cash and cash equivalents       $    981,679                    $   845,471
Securities owned, at market        4,037,716                      7,114,507
Commissions receivable               912,075                        383,868
Employee and broker receivables      814,097                        357,525
Fixed assets-net                   1,076,842                        804,668
Notes receivable - ECM               282,000                        282,000
Due from officers                    185,531                        155,524
Other assets                         771,846                        174,231
Deferred tax asset                      -                           369,173
                             ------------------          --------------------
     Total assets               $  9,061,786                    $10,486,967
                             ==================          ====================
LIABILITIES AND
STOCKHOLDERS'
EQUITY

Due to clearing firm            $    974,626                    $ 2,306,032
Securities sold, but not yet         197,583                        166,382
 purchased, at market
Loans payable-bank                   183,769                         47,544
Commissions payable                1,491,374                      1,467,190
Accounts payable                     282,190                        389,312
Accrued expenses                     965,773                      1,392,115
Income taxes payable                  14,518                        621,690
Other liabilities                    428,621                        495,756
                             ------------------           --------------------
  Total liabilities                4,538,454                      6,886,021
                             ------------------           --------------------


Shares issued with guaranteed        335,000                            -
 resale price

Commitments and contingent
liabilities (See Notes)

Stockholders'
equity

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no shares
 issued and outstanding                  -                                -
Common Stock, no par value,
 15,000,000 shares authorized
 8,018,279 and 7,959,281 shares
 issued and outstanding,
 respectively                      3,201,727                         3,320,012
Additional paid-in capital           220,172                           220,172
Retained earnings                    766,433                            60,762
                             ------------------           --------------------
 Total stockholders' equity        4,188,332                         3,600,946
                             ------------------           --------------------
 Total liabilities and           $ 9,061,786                    $   10,486,967
  stockholders' equity       ==================           ====================




                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                            Nine months ended September 30,
                                              1996               1995
Revenues

Net firm trading gains                   $    6,663,900    $    6,947,684
Commissions                                  19,299,827        12,198,847
Investment banking                              482,663           194,855
Interest and other income                       735,389           647,065
other income
                                        ------------------ --------------------
                                             27,181,779        19,988,451
                                        ------------------  -------------------
Expenses

Commissions, employee compensation           19,333,288        13,746,682
Clearing and floor brokerage                  2,484,658         2,258,753
Communications and occupancy                  1,150,870           869,677
Other operating expenses                      2,940,004         1,618,416
Interest                                         80,436           158,615
                                        ------------------ -------------------
Income (loss) before income taxes             1,192,523         1,336,308

Income taxes                                    486,852           533,431
                                        ---------------     ----------------
Net income (loss)                      $        705,671    $      802,877
                                        =================  ===================
Per share of
Common Stock:

   Net income                          $           0.08    $         0.10
                                        ================    =================

   Number of shares                           8,553,032         8,220,032

                                       ==================  ====================






                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                        Three months ended September 30,
                                          1996                  1995
Revenues

Net firm trading gains             $    1,143,117       $     2,826,631
Commissions                             5,478,920             5,055,209
Investment banking                        213,247                63,898
Interest and other income                 233,853               199,239

                                  ------------------   --------------------

                                        7,069,137             8,144,977
                                  -----------------    --------------------
Expenses

Commissions, employee compensation      5,156,889             5,533,745
 and benefits
Clearing and floor brokerage              544,460               967,006
Communications and occupancy              431,887               336,895
Other operating expenses                1,480,963               654,228
Interest                                   22,358                39,775
                                 ------------------   --------------------
                                        7,636,557             7,531,649
                                 ------------------   --------------------

Income (loss) before income taxes       (567,420)               613,328

Income taxes                            (233,225)               247,615
                                 ------------------   --------------------
Net income (loss)               $       (334,195)               365,713
                                 ==================   ====================

Per share of Common Stock:

   Net income                   $          (0.04)    $             0.05
                                 ==================   ====================
   Number of shares                    7,943,339              8,005,739
                                 ==================   ====================












                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                    Nine months ended September 30,
                                       1996             1995
INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income                    $    705,671     $      802,877
Adjustments to reconcile net
income to net cash used in
operating activities:
   Depreciation and amortization      168,800            121,405
   Shares issued with guaranteed      335,000               -
    resale price
   Commissions receivable            (528,207)          (159,584)
   Securities owned - at market     3,076,791         (1,330,883)
   Other assets                      (573,615)          (259,695)
   Deferred income taxes              369,173             28,204
   Due to clearing firm            (1,331,406)        (1,800,074)
   Securities sold but not yet         31,201          1,282,279
    purchased
   Commissions payable                 24,184            676,522
   Accounts payable                  (107,122)           586,563
   Accrued expenses                  (426,342)               -
   Income taxes payable              (607,172)           327,145
   Other liabilities                  (67,135)           113,362
                              ------------------  --------------------
       Total adjustments              364,150           (414,756)
                              ------------------  --------------------
       Net cash provided by         1,069,821            388,121
        operating activities  ------------------  --------------------

Cash flows from investing activities:
   Due from officers                  (30,007)            (6,177)
   Employee and broker receivables   (456,572)            38,180
   Investment in ECM                  (24,000)               -
   Capital expenditures              (440,974)          (218,111)
                              ------------------   --------------------
       Net cash used in              (951,553)          (186,108)
        investing activites
                              ------------------  --------------------
Cash flows from financing activities:
  Proceeds from bank loan             179,625               -
  Payment of loans payable            (43,400)           (19,450)
  Purchase of common stock             28,731              1,680
  Repurchase of common stock         (147,016)           (89,238)
   Stock registration costs              -                (2,815)
                              ------------------   --------------------
   Net cash provided by (used          17,940           (109,823)
    in) financing activities  ------------------  --------------------
Net increase in cash and cash         136,208             92,190
 equivalents
Cash and cash equivalents at          845,471            673,951
 beginning of year
Cash and cash equivalents at end
 of period                    $       981,679     $      766,141
                              ==================   ====================








                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Continued)

                               Nine months ended September 30,
                                 1996              1995

Supplemental disclosures
 of cash flow information:
 Cash paid during the
  period for:
    Interest                $   80,436        $   158,615
    Income taxes            $1,019,000        $    64,470

Noncash transactions:

   Shares issued with
    guaranteed resale price $  335,000



                       See notes to financial statements.

NOTE 1 -         MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1996 and 1995. Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1995. The results reflected for the nine month and three-month periods ended September 30, 1996, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1996.

NOTE 2 -         INCOME PER SHARE

     Income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options. Loss per share is computed by dividing net loss by the weighted average number of shares outstanding.

NOTE 3 -         SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

     Marketable securities owned and sold but not yet purchased consist of trading securities at quoted market values, as indicated below:

                                                       Sold but not
                                   Owned               yet purchased
                         Sept. 30,     Dec. 31,   Sept. 30    Dec. 31,
                            1996         1995      1996         1995

Obligations of U.S.
government and
its agencies             $  10,125  $   163,444  $ --        $ 18,467
State and municipal
obligations                772,485     3,574,616  25,798       44,854
Corporate stocks
and bonds                3,224,793     3,242,516 141,108      103,061
Options
 and warrants               30,313       133,931  30,677          --
                         ---------      --------  ------    --------
                        $4,037,716    $7,114,507 197,583    $166,382
                         =========      ========  ======    ========

NOTE 4 -         NOTES RECEIVABLE - ECM

     As of September 30, 1996, the Company has loaned a total of $282,000 to Environmental Coupon Marketing, Inc. ("ECM"), a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and originally matured on the earlier of a proposed private placement of ECM securities, or August 9, 1996. The Company elected to defer repayment beyond the initial closing of ECM's private placement, at least until a second closing. There is no assurance that a second closing will occur. The ECM private placement has raised net proceeds of $500,000 to date. The second loan for $182,000 is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. This loan originally matured on October 9, 1996, but has been extended for one year. Both loans are unsecured. The Company has also purchased 210,000 shares of ECM common stock for $.40 per share, or $84,000. This investment is included in Other Assets in the accompanying Consolidated Statement of Financial Condition.

NOTE 5 -         ACCRUED EXPENSES

                 Accrued expenses consist of the following:

                 Reserves for legal matters          $  685,444
                 Other                                  280,329
                                                       --------
                                                     $  965,773
                                                       ========

NOTE 6 -         BANK LOAN

In January 1996, the Company borrowed an additional $179,625 from its bank. The loan is evidenced by a note which is payable in sixty monthly installments of $2,994 plus interest at the bank's prime rate. The loan is secured by various equipment. Employment Agreements Effective January 1, 1996, the Company approved new employment contracts for two of its officers. The contracts will run for three years, and provide for annual salaries of $175,000 for the first year, with a provision for a 10% annual increase in the second and third years. The agreement also provides for a bonus pool of up to 10% of consolidated pre-tax profits. The bonus pool becomes effective each year only upon the achievement of pre-tax profits exceeding $500,000. As of September 30, 1996, the officers have waived all but $40,000 of their accrued bonuses.

Legal Matters

     In 1995, the Company's broker-dealer subsidiary, FMSC, was named as a defendant in a civil suit brought by Escambia County, Florida ("Escambia") for alleged losses sustained on certain securities purchased from a now defunct affiliate office of FMSC. On March 28, 1996, without admitting liability or wrongdoing, FMSC reached an agreement with Escambia to settle the Escambia claims. Under terms of the agreement, FMSC paid Escambia the sum of $900,000 in two installments: $600,000 in April 1996 and $300,000 in August 1996. Other civil suits against the Company have arisen in connection with the activities of the former affiliate office. These cases are currently pending. At the present time, the ultimate outcome and/or range of loss from these matters is not determinable. In addition, the Company is cooperating with the Securities and Exchange Commission's investigation of the registered representatives of the former affiliate office. The Company is expected to enter into a settlement agreement with the SEC. The settlement will likely involve the payment of a fine and disgorgement of profits, as well as a censure and suspension of one of FMSC's principals.

     FMSC is also a respondent in certain pending customer arbitrations and civil suits relating to its securities business. These claims are in various stages of progress and are being vigorously contested by FMSC. The ultimate outcome and/or range of loss, if any, from these matters is not presently determinable. Shares issued with guaranteed resale price During the second and third quarter of 1996, the Company entered into various agreements to settle customer claims. Under terms of the agreements, the Company has issued a total of 167,500 restricted shares of its common stock with a guarantee to pay the difference between $2.00 per share and the sales price of the shares upon expiration of a two-year holding period. The shareholders may elect to retain the shares after two years. Such an election will release the Company from any further obligation. The Company has established a temporary equity account to record its maximum liability with respect to the shares ($335,000). Payment of any shortfall will be charged to this account. Any balance in the account will be credited to permanent capital at the end of the two-year period.

NOTE 8 -         NET CAPITAL REQUIREMENTS

FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined. At September 30, 1996, FMSC had net capital and minimum net capital requirements of $1,348,382 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 1.86 to 1.

NOTE 9 -         STOCK REPURCHASE PLAN

In May 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of September 30, 1996, the Company had repurchased 118,702 shares for total consideration of $147,016. An additional 68,100 shares have been repurchased subsequent to that date. The repurchase program is scheduled to expire December 31, 1996.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
Liquidity and Capital Resources

     During the nine months ended September 30, 1996, the Company's cash balances increased by $136,208 to $981,679. Operating activities provided net funds of $1,069,821. Long inventory positions decreased and short inventory positions increased by $3,076,791 and $31,201, respectively from December 31, 1995 to September 30, 1996. The cash provided by these changes in inventory levels was offset in part by a reduction in the Company's net debit balances with its clearing firm by $1,331,406. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. The Company also paid approximately $1,019,000 for 1995 and 1996 income tax liabilities during the 1996 period. Accrued expenses decreased by $426,342 during the year due to the payment of the $900,000 Escambia settlement and other legal costs accrued in 1995. However, the Company has provided for additional reserves in 1996 to cover anticipated costs associated with various pending legal matters. Certain legal claims arising in 1996 have been settled by payment of the Company's common stock. In these situations, the Company generally guarantees a minimum resale price for the stock over a two-year period, and agrees to make up any shortfall in cash. The Company has issued 167,500 shares to settle claims totalling $335,000 to date in 1996.

     Investing activities used cash of $951,553 during the period. The Company purchased approximately $441,000 of fixed assets for the nine months, consisting primarily of telecommunications and computer systems, and office improvements. At the present time, management anticipates additional capital expenditures of approximately $100,000 for the balance of the year, based on current projections of equipment and facility requirements. This amount may be subject to change depending on such factors as the Company's rate of revenue growth, hiring of additional in-house brokers and traders, and personnel demands to manage higher transactions volume. Amounts advanced to brokers and affiliates also increased by $456,572 in 1996. The increase is attributable to loans to new affiliates, advances to employees, and amounts owed from brokers. The Company also purchased additional shares in ECM for $24,000, bringing the total investment in ECM to $366,000 in stock and loans. ECM is a privately-held marketer of recycling programs. The Company has raised $500,000 to date for ECM through a private placement of ECM securities, and has extended the maturity dates of its loans (see Notes to Financial Statements). Financing activities provided cash of $17,940 during the nine month period, due primarily to an additional term loan of $179,625 from the Company's bank to finance equipment purchases. The Company also commenced a stock buyback program in May 1996. Through September 30, 1996 the Company had repurchased 118,702 shares for total consideration of $147,016. The Company's board of directors has authorized the repurchase of up to 500,000 shares through December 31, 1996. Management believes the Company's liquidity needs at least through the next fiscal year will be provided by operating revenues and margin loans secured by trading inventories under an arrangement with its clearing broker.

Results of Operations

     The Company reported a net loss of $334,195 for the quarter ended September 30, 1996, interrupting the trend of the first two quarters of the year toward record revenues and earnings. Net income for the nine months ended September 30, 1996 was $705,671 ($.08 per share) as compared with $802,877 ($.10 per share) for the 1995 period. Revenues slowed to $7,069,137 for the third quarter, as compared to the record of $11,479,163 set in the June 1996 quarter. Gains from principal trading and market making operations were $1,143,117 for the September 1996 quarter as compared to $2,826,631 for the comparable 1995 quarter. The decline was due primarily to losses in over-the-counter equity trading brought on by weakness in the technology sector in the beginning of the 1996 quarter. Lower market volume also contributed to the decline in revenues from market making. Commission income from the sale of listed and over-the-counter securities, mutual funds, leasing and other agency transactions increased by 8% over the comparable 1995 period to $5,478,920, but decreased by 29% from the exceptional June 1996 quarter. The Company's business has been shifting towards a greater reliance on volume driven revenues, so significant fluctuations in market volume from quarter-to-quarter are expected to have a more dramatic impact on earnings. During the nine months ended September 30, 1996, the Company paid commissions, employee compensation and employee benefits of $19,333,288 (71% of total revenues) as compared to $13,746,682 (69% of total revenues) in the 1995 period. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for the nine months ended September 30, 1996 were $16,692,340 (61% of total revenues) as compared to $11,882,886 (59% of total revenues) for the comparable 1995 period. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. The dollar increase in 1996 resulted primarily from a higher volume of agency transactions. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the mix of commission-based business and trading profits, as well as the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

     For the nine months ended September 30, 1996 the Company paid salaries of $2,061,977 for management, operations and clerical personnel, as compared to $1,397,815 in 1995. This increase was due in part to the growth in year-to-date revenues, which required additional trading assistants and other personnel for transactions processing. The Company also added employees to its computer, marketing and finance departments in the latter part of 1995. Clearing costs increased from $2,258,753 (11% of revenues) for the nine months ended September 30, 1995 to $2,484,658 (9% of revenues) in 1996 due to higher transactions volume. The percentage of clearing costs to total revenue will fluctuate depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period. The Company also negotiated a more favorable fee structure with its clearing firm in 1996. Communications and occupancy costs rose by $281,193 to $1,150,870 for the nine months ended September 30, 1996. The increase is due to higher telephone charges, market data services, and occupancy expenses resulting from the addition of trading personnel, in-house brokers and an expansion of operating facilities. Other operating expenses increased from $1,618,416 (8% of revenues) in 1995 to $2,940,004 (11% of revenues) in 1996. The increase was due primarily to an increase in marketing costs associated with the Company's affiliate recruitment program from $137,000 to $379,000, as well as to an increase in legal expenses. Legal settlements and related costs rose from $635,000 for the nine months ended September 30, 1995 to $1,193,000 for the comparable 1996 period. Most of the increase ($834,000) occurred in the current quarter, as the Company settled a number of customer complaints, and also raised its reserves to cover future anticipated litigation costs and settlements (See Notes to the Financial Statements). A number of cases arising from

     the activities of one of the Company's former affiliate offices are currently pending. At the present time, the ultimate outcome and/or range of loss from these matters is not determinable. While the Company achieved record revenue and profits growth in the first half of 1996, operating results will continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets. These markets became more uncertain and volatile in the third quarter of 1996, and transactions volume, the source of the Company's commission-based revenues, declined. However, trading losses and legal matters were the primary causes of the operating loss this quarter. Accordingly, the Company is reviewing its trading operations with a view towards improving the management of its trading risks, and is seeking to resolve pending legal claims as expeditiously as possible.

                              PART II

                        OTHER INFORMATION

Item 5.  Other Information.

In May 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. As of November 11 1996, the Company had repurchased 186,802 shares for total consideration of $219,917.75. 10,200 of those shares were repurchased during the third quarter for an aggregate purchase cost of $13,638.00. The repurchase program is scheduled to expire December 31, 1996.

The Company and its subsidiary, First Montauk Securities Corp. (FMSC) and several of its principals are defendants in two civil law suits and one arbitration proceeding arising from transactions in government related securities by former representatives of the now closed Houston, Texas branch office. These proceedings, described below, involve circumstances similar to those raised by Escambia County, Florida in a suit settled earlier this year by FMSC's payment to Escambia of $900,000. Although FMSC believes it has a meritorious defense to the claims raised in these matters and is vigorously defending them, an adverse judgment in any of these matters or in the aggregate, would have a significant and material adverse impact on the Company.

National Guardian Life Insurance Company of Madison, Wisconsin alleges, in a suit brought in the United States District Court, Western District of Wisconsin, that the Company, and its principles, and a former registered representative are responsible for alleged losses as a result of certain mortgage-backed securities sold to National Guardian Life. The suit seeks rescission of the transactions and an unspecified amount of damages.

The City of Painesville, Ohio claims, in a suit filed in the United States District Court for the Northern District of Ohio, Eastern Division, that the Company, and its principles, are responsible for fraudulent acts allegedly committed by several former registered representatives of the Houston office either individually or through companies they controlled and operated which were not connected to the Company or any of its subsidiaries. FMSC neither sold any securities to the City of Painesville, nor did the City maintain a brokerage account with it. First Montauk is also a respondent in a customer arbitration brought by two individuals who purchased mortgage-backed securities from one of the former Houston office registered representatives. The Statement of Claim alleges misrepresentation in the sale of said securities to the investors who are seeking to rescind the transaction and cover $343,680.50, plus interest, and other relief. Also arising from the Houston office situation are investigations by the Southeast Regional office of the SEC, the NASD, the State of Florida, Division of Securities and the State's Attorney for the First Circuit of Florida. FMSC has cooperated with these investigations and expects to enter into a settlement agreement with the SEC in the near future. The State's Attorney in Pensacola, Florida has recently indicted four former Houston office representatives. FMSC is also a respondent in certain pending customer arbitrations and civil actions relating to its securities business. These claims are in various stages of progress and are being vigorously contested by FMSC. The ultimate outcome and/or range of loss, if any, from these matters is not presently determinable.he ultimate outcome and/or range of loss, if any, from these matters is not presently determinable.

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



Dated: November 14, 1996                      /s/ William J. Kurinsky
                                            William J. Kurinsky
                                            Secretary/Treasurer
                                            Chief Financial Officer and
                                            Principal Accounting Officer

                                              /s/ Herbert Kurinsky
                                            Herbert Kurinsky
                                            President