Form 10KSB
period 1996-12-31
FIRST MONTAUK FINANCIAL CORP
filed 1997-05-07
CIK 83125

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to ________________

                           Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

       New Jersey                                              22-1737915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

328 Newman Springs Road, Red Bank, NJ                             07701
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (908) 842-4700

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
         Title of each class                            which registered

                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)
                            [Cover Page 1 of 2 Pages]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year:  $35,089,688.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 11, 1997 was $18,999,181.

The number of shares of Common Stock outstanding, as of April 11, 1997 was 8,915,179.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable





















                            [Cover Page 2 of 2 Pages]

                                     PART I
Item 1.   Business

Introduction

     First Montauk Financial Corp. ("FMFC") is a holding company, which, through its wholly-owned subsidiary, First Montauk Securities Corp. ("FMSC"), is primarily engaged in the operation of an investment banking and securities brokerage firm. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI") and equipment leases through Montauk Advisors, Inc. ("MAI"). FMSC is a broker-dealer registered with the Securities and Exchange Commission ("SEC"), a member of the National Association of Securities Dealers Regulation, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC"). FMSC's business activities consist primarily of retail sales and trading of listed and unlisted equity and fixed-income securities; sales of government, municipal and corporate securities; options; commissions earned from individual and institutional securities transactions; and market making activities. FMSC also provides investment banking activities such as private and public securities offerings. In fiscal 1995, FMSC become a registered advisor under the Investment Advisors Act of 1940 and began offering investment advisory services.

         FMSC is currently licensed to conduct its broker-dealer business in 49 states and the District of Columbia. FMSC maintains approximately 117 branch and/or satellite offices, all of which are maintained by affiliates. The Company has approximately 356 registered representatives and services approximately 25,000 retail customer accounts.

         FMSC's primary method of operation is through its affiliate program. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own office. It is through this affiliate program that FMSC has expanded its customer base and retail activities by adding brokers with established clientele. In order to become an affiliate of FMSC, the registered representative must enter into an affiliate agreement with FMSC. The Company believes that one of the primary reasons its affiliate program is attractive to such individuals is because the affiliate arrangement entitles the affiliate representative to obtain a significantly higher percentage of the commissions generated by his sales than a registered representative would normally receive. Based on the experience of FMSC's management, and information derived from professional associations, FMSC believes that standard commission payout rates for registered representatives of retail firms is approximately 40%-50%, whereas affiliates receive commissions of approximately 80%-85% if as an affiliate representative. The terms of the affiliate agreement provide that the affiliate establishes his own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. All securities transactions are cleared through FMSC's clearing firm on a fully disclosed basis. FMSC receives a percentage (generally 15%-20% after deduction of clearing costs) of the affiliate's commissions with no operating expenses directly attributable to the maintenance of the specific affiliate office.

     FMSC has also expanded its general securities business by adding registered representatives to its main corporate office. FMSC is continuously seeking to establish additional branch offices at sites and locations to be selected, the timing and location of which will be based upon prevailing business and economic conditions.

     In 1991, MISI was formed for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed in the states of Alabama, Alaska, Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia, Washington and Wisconsin. MISI derives revenue from insurance-related products and services from the existing base of FMSC's Registered Representatives who are insurance licensed. In fiscal year 1996 MISI earned $523,868 in gross commissions from the sale of insurance.

         In 1993, the Company formed Montauk Advisors, Inc. ("MAI") as a wholly-owned subsidiary. MAI engages in the sale of equipment leasing contracts as agent for various leasing companies. The equipment financed to date includes copiers, facsimile machines and other business machines. These leases are sold to various customers from which MAI derives a commission. In fiscal year 1996 MAI earned $373,216 in commissions from the sale of leases.

         FMFC and its subsidiaries (with the exception of MISI) each maintain their principal executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701, telephone (908) 842-4700. MISI maintains its principal offices at One Mack Centre Drive, Paramus, New Jersey.

         In early 1995, FMSC became registered with the Securities and Exchange Commission as an Investment Advisor under the Investment Advisors Act of 1946 for the purpose of providing investment advisory services and fee-based managed accounts to clients of FMSC. Currently, FMSC is licensed as an Investment Advisor in the States of Alaska, Arizona, California, Connecticut, Florida, Hawaii, Indiana, New Jersey, New York, North Carolina, Pennsylvania, Texas, and West Virginia. Although to date FMSC has received minimal revenue from its advisory services, management's goal is to derive revenue by providing investment advisory services to FMSC's existing client base as well as to additional clientele seeking fee-based managed accounts.

Description of Business

         FMSC is a New Jersey based broker-dealer registered with the Securities and Exchange Commission, and a member of the National Association of Securities Dealers, Inc., the Municipal Securities Rule Making Board and the Securities Investor Protection Corporation. Its business activities include sales and trading of listed and OTC equity and fixed-income securities; sales of government, municipal and corporate securities; options; commissions earned from individual and institutional securities transactions and market making activities. FMSC is registered to conduct its business in 49 states and the District of Columbia.

         As of March 24, 1997, FMSC operated 117 affiliate branch and satellite offices in addition to its main office located in Red Bank, New Jersey. There are approximately 356 registered representatives in these offices, as well as 55 support staff employees in the main office. Affiliate branch and satellite offices are located in the following 23 states:


                     STATE         AFFILIATE BRANCH/SATELLITE OFFICE
                  Alaska                             1
                  Arizona                            2
                  California                         8
                  Connecticut                        3
                  Florida                            9
                  Georgia                            1
                  Illinois                           2
                  Indiana                            1
                  Minnesota                          1
                  Mississippi                        1
                  New Hampshire                      2
                  North Carolina                     8
                  New Jersey                         21
                  Nevada                             2
                  New York                           24
                  Ohio                               3
                  Pennsylvania                       12
                  Rhode Island                       2
                  South Carolina                     1
                  Texas                              2
                  Virginia                           4
                  Washington                         5
                  West Virginia                      2

FMSC transacts business in the following areas in:

Equities:
        Listed                              24%
         Over-The-Counter                   45%
Municipal, Government                        2%
Corporate Bonds                              2%
Unit Investment Truss                        1%
Mutual Funds                                18%
Options                                      1%
Insurance*                                   7%


* A portion of the insurance commission is payable to Montau Insurance Services, Inc. while variable annuity commission is payable through FMSC.

         Approximately 85% of the customers accounts are cash accounts. The balance of the accounts consists of margin, Individual Retirement Accounts ("IRA") and KEOGH accounts.

         Approximately 50% of the over-the-counter equities and 90% of the fixed income transactions are transacted on a principal basis, with the balance representing agency transactions.

         The following table reflects FMSC's various sources of revenues and the percentage of total revenues that each source represents for the periods indicated. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and other trading activities.

                                                         Period
                                               ----------------------------
                                               Year Ended December 31, 1996
                                               ----------------------------
                                               Amount               Percent
                                               ------               -------
Commissions:
Equity Securities,
         Options and Mutual Funds......      $24,855,796              72.9%
Principal Transactions:
         Equity Securities,
         Municipal, Government and
         Corporate Bonds...............      $ 7,660,700              22.4%

Interest and Other Income (1)......          $   951,283               2.8%

Investment Banking (2).............          $   634,329               1.9%

Total Revenues ....................          $34,102,108               100%

--------------------

1.       "Other Income" consists primarily of rental income and dividends.

2. Investment banking revenues consists of selling concessions and other income from syndicate activities and placement agent fees.

Registered Representative Recruitment and
Registered Representative Affiliate Program

         FMSC derives its customer base from its registered representatives' accounts. FMSC's goal is to recruit well-trained, experienced registered representatives who require little training and who have proven production records with an established customer account base.

         Since all registered representatives are paid on a commission earned basis, the costs associated with the hiring of new registered representatives are limited to general expenses consisting of orientation materials, compliance manuals and operational information.

     Competition among securities brokerages and registered representatives is keen. Larger, more established securities firms with greater financial resources possess an advantage in competing with FMSC and attracting representatives, clients and investment dollars. (See "Business - Competition".)

The Affiliate Program

     FMSC's affiliate program is designed to attract professionals in all phases of the financial services industry to affiliate with FMSC as registered representatives. Management believes that the affiliate program is attractive to established brokers because it combines the flexibility of operating an independent office with the structure and support of an established firm. Currently FMSC has 117 locations operated by registered representatives participating in the affiliate program. It is through this affiliate program that FMSC seeks to continue to expand its customer base and retail activities by adding brokers with established clientele.

     The program's goal is to recruit securities brokers with a sufficient level of commission brokerage business to enable the individual to independently support his own office. The program also enables financial professionals such as insurance agents, real estate brokers, financial planners, tax preparation experts and accountants who already provide some type of financial or brokerage services to their clients, to become a registered representative with FMSC. This is intended to allow the professional to offer securities products and services to their clients and insurance products through MISI. Affiliates operate in their own office or location which function as a registered branch office or satellite location of FMSC. A location is considered a registered branch if it contains three or more registered individuals, and indicates the location as one in which securities business is being offered to the public. A registered branch is designated as either an Office of Supervisory Jurisdiction (OSJ) or non-OSJ branch office depending on whether the office contains a registered principal responsible for the supervision of registered representatives at that location. A satellite location is one in which less than three individuals are conducting business, does not contain a registered principal, and does not indicate publicly that it is a location where securities business is being conducted. Registered representatives within a satellite location are supervised by a registered principal at an OSJ or FMSC's headquarters.

     In each case, the affiliate is solely responsible for the payment of all expenses associated with the operation of his office location, including rent, utilities, furniture, equipment, stock quotation machines, supplies etc. Under the program, the affiliate receives a significantly higher percentage of the commissions generated by his sales than a registered representative would normally receive. Based on the experience of FMSC's management, and information derived from professional associations, FMSC believes that standard commission payout rates for registered representatives of retail firms is approximately 40% to 50%, whereas FMSC pays affiliates approximately 80% to 85%. An affiliate establishes his own office and is solely responsible for the payment of all expenses associated with the operation of his office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. All securities transactions are cleared through FMSC's clearing firm on a fully-disclosed basis. FMSC receives a flat percentage (generally 15% to 20% after deduction of clearing costs) of the affiliate's commissions with no operating expenses directly attributable to the maintenance of the specific affiliate office. (See "Administration, Operations, Transaction Processing and Customer Accounts").

     For FMSC's percentage of commission obtained, FMSC provides full support services to each of the affiliates including listed stock and options execution, over-the-counter stock trading, research, compliance, supervision and related services. Currently, Schroder, Wertheim & Co., Inc. transacts clearing services for FMSC, and E.D. & F Man International Securities, Inc. and others provide execution services.

     Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage and to register in the various states in which he intends to service customers. If the affiliate wishes to expand his operation, he controls the hiring and immediate supervision of any additional registered representatives subject to FMSC's policies and procedures and overall approval and supervision. If the affiliate office contains three or more registered representatives, the affiliate must obtain a principal's license to insure proper supervision. The office will then be designated as an Office of Supervisory Jurisdiction.

     FMSC is ultimately responsible for supervising each and every affiliate and related registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. (See "Legal Proceedings"). Effective January 1, 1996, the Company implemented a professional liability errors and omissions insurance program which provides coverage for actions taken by the Company's registered representatives, employees and other agents for actions in connection with the purchase and sale of securities and the administration of individual retirement plans. The program provides coverage for each incident up to $1,000,000 with an aggregate policy limit of $5,000,000, with a deductible per incident of $25,000, the first $5,000 of which is the responsibility of individual representatives. Each registered representative is assessed a premium which is payable monthly. The policy excludes claims involving the sale of low-priced or "penny stocks" or partnerships, criminal or deliberate fraudulent acts, defamation and company sponsored employee benefit plans, as well as other exclusions.

     There are other, larger broker-dealers with greater resources than FMSC, engaged in similar programs with whom FMSC must compete. These companies, some national in scope, compete with FMSC to attract registered representatives as well as clients. Some of these companies are larger, well-known firms with substantially greater financial and other resources than those of FMSC. (See "Business-Competition".)

Retail Commission Business

         All of FMSC's revenues are currently, and will in the
future, be derived from commissions, concessions, mark-ups and mark-downs (collectively, "Commissions") from retail (individual) and institutional customers on brokerage transactions in exchange-listed and over-the-counter equity and fixed income securities. Commissions are charged to clients for executing buy and sell orders of securities. When a buy or sell order for a security in which FMSC makes a market or has inventory, FMSC may act as a principal and purchase from, or sell to, its customers the desired security on a disclosed basis at a price set in accordance with applicable securities regulations.

Investment Banking Activities

         The Company's investment banking revenues are principally derived from participation in public offerings of equity securities and acting as placement agent in the private placement of securities. For the fiscal year ended December 31, 1996, investment banking activities, including sales concessions, accounted for approximately 2% of the Company's revenues.

         To date, the Company has not derived significant or material revenues from its investment banking services. Through its relationships with investment banking clients, the Company intends to expand this business. There can be no assurance that the Company will be successful in these efforts or that future efforts will result in significant revenue or increased profit to the Company. The corporate finance function of the Company seeks to raise capital for corporations in a variety of businesses. In June, 1994, FMSC completed its first underwriting of an initial public offering for $5,125,000 of the common stock of Manhattan Bagel Company, Inc. The Manhattan Bagel offering was the only public offering to date in which FMSC acted as the managing underwriter. FMSC also participates in other underwritings of corporate securities as a syndicate or selling group member. FMSC participated as a syndicate or selling group member in approximately 78 offerings in fiscal 1996.

         Potential underwriting opportunities in which FMSC may act as managing or co-managing underwriter may be presented by FMSC's officers, directors, employees and professional advisors. The Company has utilized and will continue to utilize the services of outside consultants to assist the officers in making corporate finance decisions.

         Participation as a managing underwriter or in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities law, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and FMSC's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the Net Capital Rule. See "Net Capital Requirements".

         FMSC also acted as a placement agent in three private placements during the fiscal year ended December 31, 1996. FMSC is continuously reviewing potential private offerings for future participation. See "Certain Relationships and Related Transactions".

         Principal Transactions

         Market-Making. FMSC acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. FMSC buys, sells and maintains an inventory of various securities in order to "make a market" in those securities. In executing customer orders for over-the-counter securities in which it does not make a market, the Company charges a commission and acts as agent between its customers and another firm which is a market-maker. However, when the buy or sell order is in a security in which FMSC makes a market, the Company may act as principal and purchase from or sell to its customers plus or minus a mark-up or mark-down in accordance with applicable regulations.

         Trading profits or losses depend upon the skills of the employees engaged in market-making activities, the capital allocated to positions in securities and the general trend of prices in the securities markets. Trading as principal requires the commitment of capital and creates an opportunity for profits and risk of loss due to market fluctuations. FMSC may take both long and short positions in those securities in which it makes a market.

         Investment Activities

         FMSC also seeks to realize investment or trading gains by purchasing, selling and holding securities for its own account. FMSC is required to commit the capital necessary for use in its investment activities. The amount of such capital to be committed at any particular time will vary according to market, economic and other factors, including the other aspects of the Company's business. Additionally, in connection with its investment banking activities, FMSC from time to time receives warrants which entitle it to purchase securities of the corporate issuers for which FMSC raises capital or provides advisory services. These warrants, which are placed in FMSC's investment account, vary in value based upon the market price, if any, of the underlying security and the terms of the warrant.

         Research Services

         Securities research is intended to play a significant role in FMSC's investment banking business as a service to its customers. Research activities include the review and analysis of general market conditions, industries and specific companies; the issuance of in-depth written reports on companies, with recommendations of specific action to buy, sell or hold; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. Research services are directed primarily at identifying attractive investment opportunities in small, medium and emerging growth companies, and in special situation investments. FMSC presently conducts a limited amount of research activities directly through a research analyst employed by it. These direct research activities principally relate to the preparation of specialized reports on selected securities for general distribution to FMSC's retail customers, and/or research assistance to the Company's retail sales force. The Company also obtains additional research reports and information from various other sources, including through subscription from Solomon Brothers, Schroder Wertheim and Deutsche Morgan Greenfell/C.J. Lawrence.

         Investment Advisory Services

         During fiscal 1995, FMSC formed a division to provide investment advisory services for its client and offers professionally managed accounts, discretion portfolio management services, private client account management, and limited financial planning services to its clients on a fee basis.

     Many of FMSC's competitors have similar programs in place. Management believes that the ability to offer these additional services will assist FMSC in effectively competing for qualified registered representatives who's clients desire professionally managed accounts.

Competition

         FMSC encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services, have substantially greater resources and may have greater operating efficiencies. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Smith Barney, Inc. and Paine Webber Incorporated dominate the industry; however, the Company also competes with numerous regional and local firms. In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates (as low as 50% of standard commission rates) on an "execution only" basis without offering other services such as investment recommendations and research. The further expansion of discount brokerage firms could adversely affect the Company's retail business. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect the Company.

         FMSC also competes for experienced brokers with other firms offering an independent affiliate program such as Corporate Securities Group, Inc., Robert Thomas Securities, Inc. and Linsco/Private Ledger Corp.

         Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, FMSC may be adversely affected to the extent those services are offered on a large scale.

         FMSC competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. FMSC is further developing customized computer programs to better service its affiliates and to attract new brokers. The system will enable brokers at any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive research reports and compliance memoranda through a computer work station.

Administration,  Operations,  Transaction
Processing and Customer Accounts

         FMSC currently utilizes the services of Schroder Wertheim & Co., Inc. as its clearing broker (the "Clearing Broker"). FMSC does not hold any funds or securities of its customers.

         The Clearing Broker, on a fee basis, processes all securities transactions for FMSC's account and the accounts of its customers. Services of the Clearing Broker include billing and credit control, and receipt, custody and delivery of securities, for which FMSC pays a portion of the commissions it receives from customer transactions. By engaging the processing services of a clearing broker, FMSC is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange act of 1934 (the "1934 Act"). See "Net Capital Requirements". The Clearing Broker is neither a partner nor a joint venturer with FMSC, nor does the Clearing Broker have any direct or indirect interest in FMSC, financial or otherwise, or any control of FMSC's business, affairs or internal operations. The Clearing Broker, however, does provide secured margin loans to FMSC and its customers to finance the purchase of securities. Under its clearing agreement with the Clearing Broker, FMSC has agreed to indemnify and hold the Clearing Broker harmless from certain liabilities or claims.

         As required by the NASD and certain other authorities, FMSC carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The amount of the bond provides total coverage of $500,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation ("SIPC") for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances with an additional $25,000,000 of protection provided by a private insurance company for the benefit of each customer. SIPC is funded through assessments on registered broker-dealers. SIPC assessments were .00065% of net operating revenues (as defined). Effective January 1, 1996, the Company implemented a professional liability errors and omissions insurance program which provides coverage for actions taken by the Company's registered representatives, employees and other agents for actions in connection with the purchase and sale of securities and the administration of individual retirement plans. The program provides coverage for each incident up to $1,000,000 with an aggregate policy limit of $5,000,000, with a deductible per incident of $25,000, the first $5,000 of which is the responsibility of individual representatives. Each registered representative is assessed a premium which is payable monthly. The policy excludes claims involving the sale of low-priced or "penny stocks" or partnerships, criminal or deliberate fraudulent acts, defamation and company sponsored employee benefit plans, as well as other exclusions.

Government Regulation

         The securities industry is subject to extensive regulation and frequently changing under federal and state laws and substantial regulations under such laws by the SEC and various state agencies and self-regulatory organizations such as the NASD. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. FMSC is registered with, and subject to, the state securities commissions in 49 states and the District of Columbia.

         The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of brokers and dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers, representatives or employees.

Net Capital Requirements

         As a registered broker-dealer and member of the NASD, FMSC is subject to the SEC's Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker-dealer.

         Net capital is defined as the net worth of a broker or dealer subject to certain adjustments, and computed by FMSC pursuant to the "aggregate indebtedness method". Aggregate Indebtedness is deemed to mean the total money liabilities of a broker or dealer arising in connection with any transaction whatsoever, and includes, among other things, money borrowed, money payable against securities loaned and securities "failed to receive," the market value of securities borrowed to the extent to which no equivalent value is paid or credited. For broker-dealers using this method, the Net Capital Rule requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1, and imposes restrictions on operations as described below. In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the Net Capital Rule limits those operations of securities firms which require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.

         In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fail to equal 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Finally, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or if its net capital would be less than 120% of the minimum dollar amount of net capital required.

         At December 31, 1996, FMSC had net capital of approximately $651,048 which was $401,048 in excess of required net capital, and its ratio of aggregate indebtedness to net capital was 5.48 to 1.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentage (120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of the Company's brokerage subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from its operating subsidiaries, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Employees

         The Company currently utilizes approximately 356 registered representatives of which 301 are associated with affiliate offices. In addition, the Company employs 55 support employees in the areas of operations, compliance, accounting, administrative and clerical.

     There is an intense competition among securities firms for executives with extensive sales experience. To a large degree, FMSC's future success will depend upon its continuing ability to locate, hire and retain highly skilled investment executives. FMSC considers its relations with its employees to be good.

Item 2.   Properties

Offices and Facilities

         The Company presently occupies 17,804 square feet at its executive offices which are located at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701. Under a lease agreement dated September 7, 1993, FMSC leased a total of approximately 9,716 square feet for a term of 62 months ending November 30, 1998. The basic rent is $14,978.83 per month and in addition to the base rent, the Company pays as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 1994 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. In June 1994 the Company leased an additional 2,077 square feet for an additional monthly rent of $3,202.00 which lease expires in November 1998. In August 1995, the Company entered into a sublease agreement with Pilot Laboratories, Inc. to sublet an additional 1,961 square feet of space adjacent to the Company's current offices. The sublease requires a monthly payment of $2,860.00 and runs through October 31, 1997. In January 1996, all of the Company's various leases were tied to a master lease to expire in November 1998.

         In April 1996, the Company also leased 1,637 square feet on the first floor of the same building which houses the corporate headquarters for a monthly rent of $2,565.00 for a period of two years and five months commencing on April 1, 1996. This space has been subleased to one of the Company's affiliates under the same terms and conditions as the master lease.

     In March 1997, the Company entered into a new seven year lease, commencing January 1, 1998, to lease a total of 19,372 square feet at the Red Bank facility. The rent for the premises will be $35,850 per month plus additional costs for utilities and taxes. This new lease will supersede all of the other leases of the Red Bank facility. The new lease will expire on December 31, 2004. The lease also contains an option to renew for an additional six year period after the conclusion of the initial lease term.

         In June 1996, Montauk Insurance Services, the Company's insurance subsidiary, leased 3,150 square feet in Paramus, New Jersey to house its administrative offices. The three year lease provides for monthly base rent of $5,053 for the first year, $5,315 for the second year, and $5,578 for the third year.

     The use of facilities for all branch and/or satellite offices are provided for by the individual registered representatives at such facility at no cost, expense or obligation to the Company. Similarly, all furnishings, fixtures, telephone systems, office equipment and quotation retrieval systems are the responsibility of the affiliated registered representative at no cost, expense or obligation to the Company.

Item 3.   Legal Proceedings

     Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry, including class actions which generally seek rescission and substantial damages.

     In fiscal 1996, the firm settled two civil lawsuits and one arbitration in the aggregate amount of $1,706,455. Each of these cases resulted from claims made by customers of the former Houston branch office registered representatives in connection with the purchase of certain Mortgage Backed Securities ("MBS").

     The Company is a defendant in one remaining civil law suit filed on May 21, 1996 relating to these matters which is currently pending in the United States District Court for the Northern District of Ohio, Eastern Division, case number 1:96CV 1063, City of Painesville, Ohio v. First Montauk Financial Corp., First Montauk Securities Corp. et al. The Plaintiff seeks compensatory damages of an unspecified amount estimated by Plaintiff to be not less than $5,000,000 plus punitive damages, attorney's fees, interest and cost. The Company is vigorously defending this case as it believes that it has a meritorious defense to this action. This belief is derived from, among other things, discussions with the Company's counsel.

     FMSC recently submitted an Offer of Settlement to the Securities and Exchange Commission resulting from an investigation by the SEC into the sale of certain derivative securities by the Company's former Houston brokers. The

Settlement Offer requires the Company to pay a civil penalty of $50,000.00 and to disgorge the sum of $175,458.00, plus interest. The Commission also agreed to provide for a credit on the disgorgement amount for the settlement of certain civil litigations related thereto. The Company also agreed to a censure and to the entry of a Cease and Desist Order. The Settlement Offer also requires FMSC to engage an independent compliance examiner to audit the firm's compliance procedures and issue a report and recommendations which the firm has agreed to implement. Brian M. Cohen, one of FMSC's principals, submitted a separate Settlement Offer which provides for a two month suspension from association with any broker/dealer and an eighteen month bar from acting in any supervisory capacity thereafter. Mr. Cohen also agreed to pay a monetary fine of $5,000.

     The Settlement Offers are currently pending before the full Commission and the Company can make no assurances that the Offer(s) will be accepted as currently proposed. The Commission may reject or amend the terms of the Settlement Offers.

     In connection with the activities of the former Houston office representatives, FMSC and the State of Florida Division of Securities and Investor Protection entered a Stipulation and Consent Agreement in February 1997. The Agreement provides for the payment of a $15,000 fine, the engagement of an independent compliance examiner, temporary restrictions of the addition of new branch offices in the State of Florida and restrictions on future sales of CMO securities in the State of Florida.

     In January 1997, the Company and FMSC settled an arbitration proceeding brought by a customer which resulted from options trading activity in her brokerage account. The Company paid to the customer $500,000 in cash, and issued to her and her counsel a total of 150,000 five-year warrants to purchase the Company's Common Stock for $1.25 per share. Two of the Company's officers have agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants. Any differential between the minimum selling price of $1.917 per share and the warrant exercise price of $1.25 per share will be paid to the warrantholders out of a $100,000 escrow account established with personal funds of the officers to secure the guarantee. The warrantholders will have 60 days in which to exercise the warrants and sell the shares, commencing from the date the warrantholders are notified that a registration statement filed to register the shares has been declared effective by the SEC. The Company is required to file with the SEC a registration statement to register the underlying Common Stock for resale no later than June 10, 1997. The officers will not be obligated to pay the differential with respect to any unexercised warrants and/or unsold shares at the expiration of the 60 day period unless the quoted market price for the Company's common stock is below $1.25 for the entire period. In such an event, the warrantholders will be entitled to tender the warrants to the Company in exchange for the escrowed funds.

     FMSC is also a respondent and/or defendant in certain pending customer law suits and arbitrations relating to its securities business. These claims are in various stages of progress and are being contested by FMSC. The ultimate outcome and/or range of loss, if any, from these matters is not presently determinable.

Item 4.   Submission of Matters on a Vote of Security Holders

          Not Applicable.

                                     PART II

Item 5.  Market of and Dividends on the Company's
         Common Equity and Related Stockholder Matters

A.   Principal Market

     The Company's Common Stock is traded in the over-the-counter market. Trading in the Company's Common Stock is reported on the NASD Bulletin Board system and by the National Daily Quotation Service published by the National Quotation Bureau, Inc. The Company believes that there is an established public trading market for the Company's Common Stock based on the volume of trading in the Company's Common Stock and the existence of market makers who regularly publish quotations for the Company's Common Stock.

B.       Market Information

        The Company's Common Stock commenced trading in the over-the-counter market in 1987. On March 24, 1997, the Company's common stock had a high and low bid price of $2.84375 and $2.781, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 1996                      High $           Low $

     1st Quarter                      1.0625           .84375
     2nd Quarter                      2.1875           .8125
     3rd Quarter                      1.53           1.03125
     4th Quarter                      1.13              .80

Fiscal Year 1995                      High $           Low $

     1st Quarter                       .56              .22
     2nd Quarter                       .91              .19
     3rd Quarter                      1.06              .50
     4th Quarter                      1.19              .50

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Fiscal 1996 as Compared to Fiscal 1995

     Total revenues for 1996 increased to $35,089,688, the best revenue performance in the Company's history, surpassing 1995's record levels by $6,747,485, or nearly 24%. The Company benefitted with the rest of the brokerage industry in 1996 from record gains in the U.S. equity markets. Despite strong revenue growth, the Company's performance was negatively impacted by costs totalling $2,731,997 to defend and settle various legal matters during 1996. The most significant costs arose from the activities of a former affiliate office in Houston, Texas. These costs essentially negated what would have been record operating profits for the year.

     Commission income from the sale of listed and over-the-counter securities, mutual funds, leasing, and other agency transactions rose 50% to a record $25,749,690 (73% of total revenues) as compared to $17,113,296 (60% of total revenues) in 1995. The Company's commission revenues have steadily increased in absolute dollars and as a percentage of total revenues due to several factors, including the addition of leasing and insurance products, the increasing popularity of mutual fund investment among retail customers, the decline in principal revenues from the sale of mortgage-backed securities, and the trend towards executing more over-the-counter equity orders on an agency basis. The largest revenue increases in 1996 once again came from stock and mutual fund transactions, as retail investment volume maintained strength throughout the year. Commissions from the insurance products division, which began operations in 1995, increased significantly from $121,417 in 1995 to $1,719,102 in 1996. As the Company's operations shift towards a greater reliance on volume driven revenues, significant swings in market activity from quarter-to-quarter are expected to have a more dramatic impact on operating profits.

     Revenues from principal transactions decreased by 22% from 1995 levels of $9,763,940 (34% of total revenues) to $7,660,701 (22% of total revenues). Revenues from market-making activities in over-the-counter equities and trading profits reached record levels in the first half of 1996 as the U.S. equity markets continued to reach record levels. During the third and fourth quarters, however, net revenues in this category trailed off considerably, due to a combination of lower transaction' volume, particularly in the seasonally slow third quarter, and losses sustained in the Company's equity and municipal bond trading portfolios. In addition, the Company has begun to execute more of its over-the-counter equity business on an agency basis, whereby the Company earns commissions for serving as an agent between its customer and another brokerage firm making a market in the particular security being traded. In so doing, the Company can reduce its inventory levels, the corresponding amount of capital required to maintain those levels, and its exposure to losses from fluctuations in market values. The Company also discontinued trading in mortgage-backed securities ("MBS") in 1995 and closed the affiliate office conducting MBS operations. Revenues from MBS transactions totalled $361,158 in 1995.

     Investment banking revenues were $634,329 in 1996 as compared to $388,249 in 1995 due to an increase in sales concessions from participation in selling groups and the completion of a private placement during the current year. The Company intends to continue exploring various opportunities in the investment banking area, including securities private placements and underwritings.

     Interest income increased by 14% to $839,369 in 1996, due primarily to higher credit balances in the Company's trading accounts during the year as inventory levels dropped. The increase was slightly more than offset by declines in clearing rebates and other fees.

     During 1996 the Company paid commissions, employee compensation and employee benefits of $25,428,184 (72% of total revenues) as compared to $19,542,578 (69% of total revenues) in 1995. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1996 were $21,932,573 (62% of total revenues) as compared to $16,539,208 (58% of total revenues) in 1995. The dollar increase in 1996 resulted primarily from a higher volume of agency transactions, as was the case in 1995. Commission expense as a percentage of total revenues will fluctuate in the future depending upon the mix of commission-based business and trading profits or losses, as well as the relative contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates, but are not generally required to pay their own overhead.

     For 1996 the Company paid salaries of $2,752,482 for management, operations and clerical personnel, as compared to $2,196,905 in 1995. This increase was due in part to growth in 1996 revenues, which required additional trading assistants and other personnel for transactions processing. The Company also added employees to its computer, marketing and finance departments in the latter part of 1995.

     Clearing costs increased from $3,112,474 (11% of revenues) in 1995 to $3,139,142 (9% of revenues) in 1996 due to higher transactions' volume. The percentage of clearing costs to total revenue will fluctuate depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a particular period. The Company also negotiated a more favorable fee structure with its clearing firm in 1996.

     Communications and occupancy costs rose by $402,727 to $1,662,936 in 1996, an increase of 32% over 1995. The increase is due to higher telephone charges, market data services, and computer consulting costs associated with the addition of trading personnel and in-house brokers, and higher market volume. Management believes that growth in this expense category will slow due to recent negotiations with a long distance carrier establishing lower rates for telephone service, as well as to planned reductions in the cost of operating the Company's wide area network. One partial offsetting factor is expected to be higher occupancy costs, owing to the further expansion of the Company's headquarters in January 1998.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs increased to $2,731,997 in 1996 from $1,542,328 in the prior year. Costs incurred in 1995 include expense provisions of $204,000 relating to the settlement with plaintiffs in a federal lawsuit, and $900,000 to settle a lawsuit with Escambia County, Florida stemming from MBS sales by the former affiliate office. In 1996, the Company became the subject of additional litigation and regulatory investigations relating to its MBS operations. One of these cases was settled in January 1997 for $750,000. The Company is also expected to enter into an Offer of Settlement with the Securities and Exchange Commission, which will likely result in a $50,000 fine and censure. Another customer arbitration unrelated to the MBS activities was also settled in January 1997 for $500,000 plus the issuance of common stock purchase warrants. (See Note 11 to the financial statements). Apart from the costs of settling various matters and providing for future settlements, the Company incurred substantial fees for legal representation in 1995 and 1996 in connection with the MBS litigations as well as others. Management is unable to derive a meaningful estimate of the amount or range of possible loss relating to pending litigation (including litigation costs) in any particular quarterly or annual period, or in the aggregate. However, it is possible that the financial condition, results of operations or cash flows of the Company in particular quarterly or annual periods could be materially affected by the ultimate outcome of certain pending litigation. The Company is presently reviewing the extent to which settled and pending claims may be covered under it insurance policies. In January 1997, the Company negotiated a $650,000 cash settlement with one of its carriers, and is continuing discussions with other carriers. There can be no assurance that the Company will be successful in its efforts to recover additional funds from these insurers.

     Other operating expenses increased from $1,439,926 in 1995 to $2,006,615 in 1996. The increase was due primarily to an increase in business development costs associated with the Company's affiliate recruitment program, as well as higher insurance and administrative overhead costs.

     While the Company achieved record revenue and profits' growth in the first half of 1996, operating results continued to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets. These markets became more uncertain and volatile in the third and fourth quarters of 1996, and transactions volume in mutual funds and equity trading, the principal sources of the Company's commission-based revenues, declined. However, trading losses and legal costs were the primary causes of the weak operating results in 1996. Accordingly, the Company is reviewing its trading operations with a view towards improving the management of its trading risks, and is seeking to resolve pending legal claims and regulatory problems as expeditiously as possible.

Liquidity and Capital Resources

     The Company's cash balances increased by $224,077 during 1996. Operating activities contributed cash of $1,082,517 in 1996. Inventory positions of securities held by the Company decreased by $4,985,072 during the year. The cash provided by this change in securities owned was offset in part by a reduction of $3,607,489 in the Company's net debit balances with its clearing firm. The balances in the Company's cash, clearing firm and inventory accounts can fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. The Company also used cash to pay approximately $1,019,000 of income taxes during the 1996 period. Accrued expenses increased by $419,782 during the year due to higher reserves to cover costs associated with various pending legal matters.

     Certain legal claims arising in 1996 have been settled by payment of the Company's common stock. In a number of cases, the Company issued shares to various claimants, guaranteeing a minimum resale price of $2.00 per share over a one to two-year period, and agreeing to make up any shortfall in cash if the claimants are unable to sell the shares for the guaranteed price in the open market. The Company issued 210,500 shares in this manner during 1996 in order to settle claims totalling $421,500. The Company also issued a total of 165,000 unregistered shares during the year to settle other claims valued at $178,650.

     Investing activities used cash of $1,128,306 in 1996. The Company purchased approximately $668,000 of fixed assets during the year. The investment consists primarily of telecommunications equipment and computer systems, and office furnishings. The Company anticipates an increase in expenditures of approximately $300,000 for communications hardware and software, and other equipment during 1997. Amounts advanced to brokers and affiliates increased by $384,078 in 1996. The increase is attributable to loans to new affiliates, advances to employees, and amounts receivable from brokers. These receivables are generally due on demand, except for an $84,000 loan that is due by July 31, 1997, with interest at the rate of 6% per annum.

     Financing activities provided cash of $269,866 in 1996. A total of $230,506 was used for the repurchase of 196,802 shares of the Company's Common Stock in the open market under buy-back plans authorized by the Company's board of directors. This amount was offset by proceeds from the exercise of stock options of $68,864 and net proceeds from bank loans of $410,761. The bank loans are evidenced by three notes bearing interest at the prime rate (8-1/4% at December 31, 1996). The notes are payable in monthly installments of principal and interest over periods ranging from 36-60 months and are secured by office and computer equipment owned by the parent corporation.

     At December 31, 1996, the Company's broker-dealer subsidiary had net capital of $651,048, which was $401,048 in excess of the net capital required by applicable securities regulations, and the ratio of aggregate indebtedness to net capital was 5.48 to 1.

     Management believes the Company's liquidity needs at least through the next fiscal year will be provided by increasing operating income and margin loans secured by trading inventories under an arrangement with the Company's clearing broker. Cash flow will be adversely impacted in the first quarter of 1997 by the payment of 1996 legal settlements approximating $1.2 million. These cash outflows will be offset in part by the receipt of proceeds totalling $435,000 from the exercise of common stock options, and an insurance recovery of $650,000. Discussions with other insurance carriers regarding coverage of certain settled and pending legal claims are continuing. The extent of additional coverage is not presently determinable.

Impact of Inflation and Other Factors

     Management of the Company believes that the impact of inflation has an effect upon the amount of capital generally available for investment purposes and also may affect the attitude or willingness of investors to buy and sell securities. The nature of the business of the Company's broker-dealer subsidiary and the securities industry in general is directly affected by national and international economic and political conditions, broad trends in business and finance and volatility of interest rates, changes in and uncertainty regarding tax laws, and substantial fluctuation in the volume and price levels of securities transactions and the securities markets. To the extent inflation results in higher interest rates and has other adverse effects on the securities markets and the value of securities held in inventory, it may adversely affect the Company's financial position and results of operations.

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Item 7. Financial Statements

                  See Financial Statements attached hereto.

Item 8.    Disagreements on Accounting and Financial Disclosure

                  Not Applicable.

                                    PART III

Item 9.   Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:

         Name              Age                         Position

Herbert Kurinsky           66           Director, President and Chief Executive
                                        Officer of FMFC and of FMSC and
                                        Registered Options Principal of FMSC

William J. Kurinsky        37           Director, Vice President, Chief
                                        Operating and Chief Financial  Officer
                                        and  Secretary  of FMFC and of FMSC and
                                        Financial/Operations Principal of FMSC

Brian M. Cohen             39           Vice President and General and
                                        Municipal Securities Principal of FMSC

Edward L. Bayarski         46           President, MISI

Norma Doxey                57           Director

Ward R. Jones, Jr.         66           Director

David I. Portman           56           Director

----------------------

         The Company's Certificate of Incorporation provides for the classification of the Board of Directors into three classes of Directors, each class as nearly equal in number as possible but not less than one Director, each director to serve for a three-year term, staggered by class. The Certificate of Incorporation further provides that a Director or the entire Board of Directors may be removed only for cause and only by the affirmative vote of the holders of at least 70% of the combined voting power of the Company's voting stock, with vacancies on the Board being filled only by a majority vote of the remaining Directors then in office. "Cause" is defined as the willful failure of a director to perform in any substantial respect such Director's duties to the Corporation (other than any such failure resulting from incapacity due to physical or mental illness), willful malfeasance by a Director in the performance of his duties to the Corporation which is materially and demonstrably injurious to the Corporation, the commission by a Director of an act of fraud in the performance of his duties, the conviction of a Director for a felony punishable by confinement for a period in excess of one year, or the ineligibility of a Director for continuation in office under any applicable rules, regulations or orders of any federal or state regulatory authority.

     All officers serve at the discretion of the Board of Directors. No family relationship exists between any officer or director except for Mr. Herbert Kurinsky who is the uncle of Mr. William J. Kurinsky; and Mr. Brian M. Cohen who is a cousin of both Messrs. Kurinsky.

     Herbert Kurinsky became a Director and President of the Company on November 16, 1987. Mr. Kurinsky is a co-founder of First Montauk Securities Corp. and has been its President, one of its Directors and its Registered Options Principal since September of 1986. From March 1984 to August 1986, Mr. Kurinsky was the President of Homestead Securities, Inc., a New Jersey broker-dealer. From April 1983 to March 1984, Mr. Kurinsky was a branch office manager for Phillips, Appel & Waldon, a securities broker-dealer. From February 1982 to March 1983, Mr. Kurinsky was a branch office manager for Fittin, Cunningham and Lauzon, a securities broker-dealer. From November 1977 to February 1982, he was a branch office manager for Advest Inc., a securities broker-dealer. Mr. Kurinsky received a B.S. degree in economics from the University of Miami, Florida in 1954.

     William J. Kurinsky became Vice President, a Director and Financial and Operations Principal of the Company on November 16, 1987. He is a co-founder of First Montauk Securities and has been one of its Vice Presidents, a Director and its Financial/Operations Principal since September of 1986. Prior to that date, Mr. Kurinsky was Treasurer, Chief Financial Officer and Vice President of Operations of Homestead Securities, Inc., a securities broker-dealer. Mr. Kurinsky received a B.S. from Rutgers University in 1984. He is the nephew of Herbert Kurinsky.

     Brian M. Cohen is a General Securities and Municipal Securities Principal, of FMSC from August, 1986, to present. He is the manager of the fixed-income and government securities department of FMSC. From August, 1984, to August, 1986, he was a vice president and registered representative with Homestead Securities, Inc. Mr. Cohen is a cousin to Mr. Herbert Kurinsky and Mr. William Kurinsky.

     Edward L. Bayarski is President of Montauk Insurance Services, Inc. from June, 1995 to the present. From April, 1993 to June, 1995, he was an investment planner with New England Securities in Fairfield, New Jersey. From October, 1984 to April, 1993 Mr. Bayarski was an insurance specialist with Merrill Lynch in Paramus, New Jersey. Mr. Bayarski received a B.A. degree in Economics in 1972 from Seton Hall University, Newark, New Jersey and obtained a Chartered Life Underwriter designation in 1978.

     Norma L. Doxey has been a Director of the Company since December 6, 1988. Ms. Doxey is the Vice President for Operations and a Registered Representative with First Montauk Securities Corp. since September, 1986. From August through
September,   1986,   she  was   operation's   manager   and  a   Registered
Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities

     Ward R. Jones, Jr. has been a director of the Company since June, 1991. From 1955 through 1990, Mr. Jones was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones is currently a registered representative of First Montauk Securities Corp. on a part-time basis.

     David I. Portman has been a director of the Company since June 15, 1993. From 1978 to the present, Mr. Portman served as the President of Triad Property Management, Inc., a private corporation which builds, invests in and manages real estate properties in the State of New Jersey. Mr. Portman was a Director of Ultra Med, Inc. from 1986 to 1991, a high tech medical equipment manufacturer. Mr. Portman also serves as a director and officer of Pacific Health
Laboratories, Inc., positions he has held since August 1995. See "Certain Relationships and Related Transactions."

Certain Reports

         No person who, during the fiscal year ended December 31, 1996, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 10. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1996, 1995 and 1994 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

Annual Compensation                                              Long Term
                                                                    Compensation
                                                                 ------------

                                                            Securities
                                                            Underlying
Name & Principal                              Other Annual  Options/ SARs
Position            Year Salary    Bonus     Compensation   Granted(1)
--------            ---- ------    -----     ------------   ----------

Herbert Kurinsky    1996 $175,000 $40,000.00 $41,069.74(2)          0
Chairman, Chief     1995 $101,000  90,000.00 $ 8,594.28(2)       200,000
Executive Officer(3)1994 $110,000     -      $19,683.80(2)        40,000

William J. Kurinsky 1996 $175,000     0      $ 11,884.27(4)          0
Vice President,     1995 $121,000 $90,000.00 $ 39,409.36(4)      200,000
Chief Operating and 1994 $110,000     -      $ 16,771.87(4)       40,000
Financial Officer
and Secretary (5)

Brian M. Cohen      1996 $100,000      0     $17,385.18(6)           0
Vice President and 1995 $87,115.44$15,000.00 $ 6,365.00(6)         5,000
Gen'l Securities   1994 $75,000.02$ 721.16   $23,824.36(6)        20,000
Principal, FMSC

Edward L. Bayarski 1996 $87,307.74$ 7,255.78 $38,061.02          60,000(7)
President, MISI    1995 $33,653.92$ 9,000.00 $ 8,639.08          40,000

----------------

1) In 1994 the Board of Directors authorized a grant to purchase 40,000 shares of the Company's Common Stock to each of Messrs. Herbert and William J. Kurinsky, at exercise prices of $.75 and $.82, respectively. These options have vested and are exercisable until December 19, 1999. In 1995, the Board of Directors authorized an additional Grant to purchase 200,000 shares of the Company's Common Stock each to Herbert Kurinsky and William J. Kurinsky at an exercise price of $.75 and $.8352 respectively. Mr. Cohen was granted an option to purchase 5,000 shares at $.75. These options have vested and are exercisable until November 5, 2000 for Messrs. Kurinsky, and until December 14, 2000 for Mr. Cohen. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

2)   Includes:   (i)  for  1996,  an  automobile   allowance  of  $7,511.88,
     commissions of $10,511.89, dues of $7,440.00 and loan forgiveness of $15,605.97; (ii) for 1995, an automobile allowance of $8,594.28, (iii) for 1994, commissions of $11,089.52 and an automobile allowance of $8,594.28.

3) Mr. Herbert Kurinsky is the beneficial owner of 21,518 shares of the Company's Common Stock as of December 31, 1996, which shares had a market value of approximately $20,657 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

4) Includes: (i) loan forgiveness in the amount of $11,884.27; (ii) commissions of $39,409.36 and $16,771.87 for the years ended
     December 31, 1995 and 1994, respectively. Does not include the value of an automobile purchased by the Company for the exclusive use by Mr. William Kurinsky, with an annualized lease value of $5,100 as provided by the IRS.

5) Mr. William Kurinsky is the beneficial owner of 1,073,423 shares of the Company's Common Stock as of December 31, 1996, which shares had a market value of approximately $1,030,486 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

6) Includes: (i) commissions of $7,578.18, and automobile allowance of $4,650.00 and loan forgiveness of $5,157.00 for 1996; (ii) commissions of $2,045.00 and an automobile allowance of $4,320 for 1995; (iii) commissions of $19,624.36 and an automobile allowance of $4,200 for 1994.

7) Includes: (i) commissions of $38,061.02 for 1996; (ii) includes commissions of $8,639.08 for 1995.


Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 1996, the Board of Directors met on 3 occasions and acted by written consent on 2 occasions.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee comprised of William J. Kurinsky, Ward R. Jones, Jr., and David Portman. The Audit Committee met on 1 occasion during fiscal year 1996. The Audit Committee reviews (i) the Company's audit functions, (ii) with management, the finances, financial condition, and interim financial statements of the Company, and (iii) with the Company's independent auditors, the year end financial statements of the Company. Members of the Audit Committee do not receive additional compensation for such service.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options held as of the year ended December 31, 1996.
                                INDIVIDUAL GRANTS

                    Number of       % of Total
                    Underlying      Granted to     Exercise
                    Options/SARs    Employees in   or Base
     Name           Granted(#)      Fiscal Year    Price ($Sh)   Expiration Date
     ----           ------------    -----------    -----------   ---------------

Edward L. Bayarski  60,000          50%            $1.02         10/29/01


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        Value of
                    Shares               Number of           Unexercised
                    Acquired             Unexercised         In-the-money
                    on        Value      Options as of       Options at
     Name           Exercise  Realized   December 31,1996    December 31,1996(1)
     ----           --------  --------   ----------------    -------------------
                                         Exercisable/Unexer. Exercisable/Unexer.
Herbert Kurinsky       -         -          440,000/0           $130,400/$0
William J. Kurinsky    -         -          440,00 /0          $  98,560/$0
Brian M. Cohen         -         -          100,000/0          $  34,000/$0
Edward L. Bayarski     -         -           28,000/72,000     $   7,360/$11,040

(1) Based upon the closing bid price of the Company's Common Stock on December 31, 1996 ($.96 per share), less the exercise price for the aggregate number of shares subject to the options.

Employment Agreements

         In January 1996, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $175,000 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each would also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase up to 20% of all underwriters and/or placement agent warrants or options which are granted to First Montauk Securities Corp. from FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each is further to be furnished, during the term of his agreement, with health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile or in the alternative an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

Incentive Stock Option Plan

         In September 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan provided for the grant of options to purchase up to 2,000,000 shares of the Company's Common Stock and is intended for employees of the Company and consultants. In June 1996 the Company's shareholders approved an amendment to the 1992 Plan (the "Amended Plan") to increase the number of shares reserved for issuance from 2,000,000 to 3,500,000. Under the terms of the Amended Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

         The Amended Plan is administered by the Board of Directors or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee, as the case may be, has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board or Committee has full authority to interpret the Amended Plan and to establish and amend rules and regulations relating thereto.

         Under the Amended Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Amended Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

     The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year may not exceed $100,000.

     The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Amended Plan will expire in 2006. To date, options to purchase a total of 2,331,500 shares of the Company's Common Stock have been issued under the 1992 Plan and the Amended Plan.

Director Plan

         In September 1992, the Company adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides for issuance of a maximum of 1,000,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options are granted under the Director Plan until 2002 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares each September 1, provided such person has served as a director for the 12 months immediately prior to such September 1st.

         In June 1996, the Company's shareholders approved an amendment to the Non-Executive Director Stock Option Plan to provide for the elimination of non-discretionary stock grants to members of any advisory board established by the Company. An eligible member of an advisory board may receive an option to purchase shares of the Company's Common Stock under the Director Plan as provided for in the discretion of the Company's Board of Directors.

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 220,000 options have been granted to the Company's
Non-Executive members of the Board of Directors, and 2,500 options have been granted to each of eight members of the Company's Advisory Board. 1996 Senior Management Incentive Stock Option Plan

Senior Management Plan

         In 1996 the Board of Directors and shareholders of the Corporation adopted an equity-based incentive plan for its senior manager employees, the 1996 Senior Management Incentive Plan (the "1996 Senior Management Plan"). Only senior managers of the Corporation are eligible to participate in the 1996 Senior Management Plan. The Board of Directors believes that equity-based incentive compensation plays a critical role in retaining and attracting motivated senior managers. The 1996 Senior Management Plan provides for the issuance of up to 2,000,000 shares of the Corporation's Common Stock in connection with the issuance of stock options and other stock purchase rights to senior managers rendering services to the Corporation. The Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights and restricted stock purchase agreements (collectively, the "Awards"), all as described below.

         The 1996 Senior Management Plan is intended to attract and retain key personnel whose performance is expected to have a positive effect on the Corporation's profits and growth potential by encouraging and assisting those persons to acquire equity in the Corporation. Directors who are not otherwise employed by the Corporation and non-senior manager employees are not eligible for participation in the 1996 Senior Management Plan. Unless sooner terminated, the 1996 Senior Management Plan will expire on June 28, 2006 and Awards may be granted at any time or from time to time through such date.

     The 1996 Senior Management Plan is administered by the Compensation Committee of the Board of Directors (the "1996 Senior Management Plan Administrator"). The 1996 Senior Management Plan Administrator has the discretion to determine the eligible senior managers to whom Awards will be granted; the type and the prices at which Awards will be granted; the periods during which each Award will be granted; and the number of shares subject to each Award. The 1996 Senior Management Plan Administrator has full authority to interpret the plan and to establish and amend rules and regulations relating thereto.

         Except as described below, the 1996 Senior Management Plan Administrator may from time to time amend the 1996 Senior Management Plan as it deems proper and in the best interests of the Corporation without further approval of the shareholders.

         The Board of Directors and the 1996 Senior Management Plan Administrator may not amend certain features of the 1996 Senior Management Plan without the approval of the Corporation's shareholders to the extent such approval is required for compliance with Section 422 of the Code with respect to ISO's, Section 162(m) of the Code with respect to Non-ISO's or Rule 16b-3 promulgated under Section 16 of the Exchange Act with respect to Awards made to individuals subject to Section 16 of the Exchange Act. Such amendments would include: (a) increasing the maximum number of shares of Common Stock that may be issued under the 1996 Senior Management Plan; (b) extending the duration of the 1996 Senior Management Plan; (c) modifying the requirements as to eligibility for participation in the 1996 Senior Management Plan; or (d) otherwise increasing the benefits accruing to participants under the 1996 Senior Management Plan.

     Each of the types of Awards that may be granted under the 1996 Senior Management Plan is discussed below.

Stock Options.

     Under the terms of the 1996 Senior Management Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's").

         Under the 1996 Senior Management Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent Shareholder such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may not be less than 85% of such fair market value. The aggregate fair market value of shares subject to an option designated as an ISO for which any participant may be granted such an option in any calendar year, shall not exceed $100,000 plus any unused carryovers (as defined in Section 422 of the Code) from a prior year. The "fair market value" will be the price of the Corporation's Common Stock, the low bid as reported by the National Quotation Bureau, Inc., or a market make of the Corporation's Common Stock, or if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

         Options may be granted under the 1996 Senior Management Plan for such periods as determined by the 1996 Senior Management Plan Administrator; provided however that no option designated as an ISO granted under the 1996 Senior Management Plan shall be exercisable over a period in excess of ten years, or in the case of a ten percent Shareholder, five years. Options may be exercised in whole at any time or in part from time to time. Options are not transferable except to the estate of an option holder; provided, however, in the case of a Non-ISO, and subject to Rule 16b-3 promulgated under Section 16 of the Exchange Act and prevailing interpretations thereunder by the Staff of the Securities and Exchange Commission, a recipient of a Non-ISO may, with the consent of the 1996 Senior Management Plan Administrator, designate a named beneficiary of the Non-ISO in the event of the death of such recipient, or assign such Non-ISO.

     Incentive Stock Rights.

     Incentive stock rights consists of incentive stock units which give the holder the right to receive, without payment of cash or property to the Corporation, shares of Common Stock. Each unit is equivalent to one share of Common Stock and will be issued in consideration for services performed for the Corporation. If the services of the senior manager with the Corporation terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the senior manager or his/her heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

     Stock Appreciation  Rights ("SARs").

     SARs may be granted to recipients of options under the 1996 Senior Management Plan. SARs may be granted simultaneously with, or subsequent to, the grant of a related option and may be exercised to the extent that the related option is exercisable, except that no general SAR (as hereinafter defined) may be exercised within a period of six months of the date of grant of such SAR and no SAR granted with respect to an ISO may be exercised unless the fair market value of the Common Stock on the date of exercise exceeds the exercise price of the ISO. A holder may be granted general SARs ("general SARs") or limited SARs ("limited SARs"), or both. General SARs permit the holder thereof to receive an amount (in cash, shares of Common Stock or a combination of both) equal to the number of SARs exercised multiplied by the excess of the fair market value of the Common Stock on the exercise date over the exercise price of the related option. Limited SARs are similar to general SARs, except that, unless the Administrator (as defined in the Plan) determines otherwise, they may be exercised only during a prescribed period following the occurrence of one or more of the following events: (i) the approval of the shareholders of the Corporation of a consolidation or merger in which the Corporation is not the surviving corporation, the sale of all or substantially all the assets of the Corporation, or the liquidation or dissolution of the Corporation; (ii) the commencement of a tender or exchange offer for the Corporation's Common Stock (or securities convertible into Common Stock) without the prior consent of the Board; (iii) the acquisition of beneficial ownership by any person or other entity (other than the Corporation or any employee benefit plan sponsored by the Corporation) of securities of the Corporation representing 25% or more of the voting power of the Corporation's outstanding securities; or (iv) if during any period of two years or less, individuals who at the beginning of such period constitute the entire Board cease to constitute a majority of the Board, unless the election, or the nomination for election, of each new director is approved by at least a majority of the directors then still in office.

         The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs, thus maintaining a balance between outstanding options and SARs.

         Restricted Stock Purchase Agreements. Restricted stock purchase agreements provide for the sale by the Corporation of shares of Common Stock at prices to be determined by the Board, which shares shall be subject to restrictions on disposition for a stated period during which time the purchase must continue employment with the Corporation to retain the shares.

         Upon   expiration  of  the   applicable   restricted   period  and  the
satisfaction of any other applicable conditions, all or part of the restricted shares and any dividends or other distributions not distributed to the holder (the "retained distributions") thereon will become vested. Any restricted shares and any retained distributions thereon which do not so vest will be forfeited to the Corporation. If prior to the expiration of the restricted period a holder is terminated without cause or because of a total disability (in each case as defined in the Plan), or dies, then, unless otherwise determined by the Administrator at the time of the grant, the restricted period applicable to each award of restricted shares will thereupon be deemed to have expired. Unless the Administrator determines otherwise, if a holder's employment terminates prior to the expiration of the applicable restricted period for any reason other than as set forth above, all restricted shares and any retained distributions thereon will be forfeited.

Item 11. Security Ownership of Certain
         Beneficial Owners and Management
         --------------------------------

         The following table sets forth, as of April 8, 1997, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                               Amount and Percentage
and 5% Shareholders (1)                           of Beneficial Ownership (1)
-----------------------                           --------------------------
                                                  Number of Shares  Percent
                                                  ----------------  -------

Herbert Kurinsky                                    361,518(2)        3.9%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                               1,368,423(3)       14.5%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Brian M. Cohen                                        76,000(4)        *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Edward L. Bayarski                                    72,000(5)        *
One Mack Centre Drive
Paramus, NJ 07652

Ward R. Jones                                         80,000(6)        *
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                           35,000(7)         *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

David I. Portman                                     100,000(8)        1.1%
19 Pal Drive
Wayside, NJ 07712

All Directors and                                  2,092,941(2-8)     21.2%
Officers as a group
(7 persons in number)

* Less than 1%.

     (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

     (2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky, to purchase 360,000 shares of Common Stock.

     (3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 515,000 shares of Common Stock.

     (4) Includes 75,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

     (5) Includes 72,000 shares of Common Stock reserved for issuance upon the exercise of 8,000 vested and presently exersiable stock options and 64,000 shares non-vested stock option.

     (6) Includes 80,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

     (7) Includes 35,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

     (8) Includes 60,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.


Item 12.   Certain Relationships and Related Transactions

     For information concerning the terms of the employment agreements entered into between the Company and Messrs. Herbert Kurinsky and William J. Kurinsky, see "Executive Compensation".

         Advances and loans to the Company's three Executive Officers, Herbert Kurinsky, William J. Kurinsky and Brian M. Cohen and Director Norma Doxey, totaling $142,519 are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand. An additional loan of $13,005 to Mr. Cohen is non-interest bearing and payable at the rate of $400 per month plus 10% of any commissions earned.

         The Company served as placement agent in a private placement offering by Pacific Health Laboratories which commenced in August 1995 and was completed in April 1996. Pacific Health sold 250,000 shares of 10% Convertible Preferred Stock in the private placement at $10.00 per share. The Company received commissions of approximately $250,000 from the private placement offering. Mr. David Portman, a director of the Company, also serves as an officer and director of Pacific Health, and is a significant stockholder of Pacific Health.

         Additionally, in June 1996 the Company conducted a second private placement on behalf of Pacific Health and received commissions and expenses of approximately $116,000. The second offering consisted of the sale of 287,750 shares of Common Stock of Pacific Health.

     In July 1995, the Company commenced a private placement on behalf of Environmental Coupon Marketing, Inc. ("ECM") a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. In anticipation of the offering, in August 1995, the Company loaned a total of $282,000 to ECM. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and was scheduled to mature on the earlier of a proposed private placement of ECM securities, or August 5, 1996. In August 1996, the Company extended repayment of the loan to July 15, 1997. The second loan, in the original amount of $182,000, is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. The Company sold $52,000 of principal amount of this loan to four unaffiliated investors for face value in 1996. This loan was scheduled to mature on October 5, 1996, at which time the Company extended it for one year to October 5, 1997. Both loans are partially secured by certain equipment owned by ECM.

     The Company also purchased 150,000 shares of ECM common stock for $.40 per share, or $60,000 in 1995, and an additional 150,000 shares for $60,000 in 1996. Subsequent to the 1996 purchase, the Company sold 37,500 and 52,500 shares, respectively, to an officer of the Company and a consultant, for cost, or $36,000. The Company believes that the selling price represented a fair value for the shares.

                                     PART IV


Item 13.          Exhibits, Financial Statements
                  and Reports on Form 8-K
                  ------------------------------

(A) 1.   Financial Statements
         --------------------

         See Financial Statements Attached Hereto.

    2.   Exhibits
         --------

         Incorporated by reference to the Exhibit Index at the end of this report.

(B)      Reports on Form 8-K
         -------------------

         During the last quarter of the period covered by this Report, there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST MONTAUK FINANCIAL CORP.



                                              By /s/ Herbert Kurinsky
                                                 --------------------
                                                 Herbert Kurinsky, President
Dated:   April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


-------------------------                                     April 14, 1997
Herbert Kurinsky
President, Chief Executive
Officer and Director


-------------------------                                     April 14, 1997
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director


-------------------------                                     April 14, 1997
Norma Doxey, Director


-------------------------                                     April 14, 1997
Ward R. Jones, Jr., Director


-------------------------                                     April 14, 1997
David I. Portman, Director

                                 EXHIBITS INDEX


         The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770, and pursuant to 17 C.F.R. Sections
201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the description of such exhibits. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994, and (*****) denotes exhibits filed herewith. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996.


Exhibit No.                                 Description

3.1* Amended and Restated Certificate of Incorporation adopted at 1989 Special Meeting in lieu of Annual Meeting of Shareholders.

3.2*           Amended and Restated By-Laws.

4.1*           Form of Common Stock Certificate.

4.4*           Form of Underwriter's Warrant.

10.7* Sublease between Prime Asset Management Corp. and the Registrant dated December 6, 1989.

10.8* Clearing Agreement between the Registrant and Wertheim Schroder & Co., Incorporated dated January 21, 1991.

10.10*         Lease Agreement between the Registrant and Hovchild dated
               May 25, 1990.

10.11*** Employment Agreement between First Montauk Financial Corp. and Herbert Kurinsky dated January 1, 1993.

10.12*** Employment Agreement between First Montauk Financial Corp. and William Kurinsky dated January 1, 1993.

10.13*** Lease Agreement between First Montauk Securities Corp. and River Office Equities dated September 7, 1993.

10.14****      Lease Addendum  Agreement between First Montauk  Securities
               Corp. and River Office Equities dated June 21, 1994.

10.15*****     Sublease Agreement between First Montauk Securities Corp. and
               Pilot Laboratories, Inc. dated September  19,  1995,  and
               Master Lease Agreement between River Office Equities and Pilot Laboratories, Inc. dated August 31, 1987.

10.16*****     Office Lease  Agreement  between First Montauk  Securities
               Corp. and River Office Equities dated January 31, 1996.

10.17          Office Lease Agreement between First Montauk Securities Corp.
               and River Office Equities dated March 5, 1997.

11             Computation of Income Per Share

27             Financial Data Schedule

28.1*          1992 Incentive Stock Option Plan.

28.2*          1992 Non-Executive Director Stock Option Plan.

28.3******     Amended  and  Restated  1992  Incentive   Stock  Option  Plan.

28.4******     Non-Executive  Director Stock Option Plan- Amended and Restated
               June 28, 1996

28.5******     1996 Senior Management Incentive Stock Option Plan.

28.6           Employment  Agreement  between First Montauk  Financial Corp.
               and Herbert Kurinsky dated January 1, 1996.

28.7           Employment  Agreement  between First Montauk  Financial Corp.
               and William  Kurinsky dated January 1, 1996.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
First Montauk Financial Corp.
Red Bank, New Jersey

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                   Schneider Ehrlich & Wengrover LLP
                                   (successor to Schneider Ehrlich Sosinsky
                                   Rodis & Wengrover LLP)
Woodbury, New York
March 10, 1997

                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                     December 31,
                                               1996                  1995
                                               ----                  ----

ASSETS

Cash ...................................   $ 1,069,548          $   845,471
Securities owned, at market ............     2,129,435            7,114,507
Due from clearing firm .................     1,301,457                   --
Commissions receivable .................       720,381              383,868
Employee and broker receivables ........       741,603              357,525
Furniture, equipment and leasehold
 improvements - net ....................     1,200,933              804,668
Notes receivable - ECM .................       230,000              282,000
Due from officers ......................       171,978              155,524
Other assets ...........................       624,536              174,231
Deferred tax asset .....................       552,168              369,173
                                             ---------            ---------
     Total assets ......................   $ 8,742,039          $10,486,967
                                             ---------           ----------
                                             ---------           ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Due to clearing firm ...................   $      --            $ 2,306,032
Securities sold, but not yet
 purchased, at market ..................       127,627              166,382
Notes payable - bank ...................       458,305               47,544
Commissions payable ....................     1,552,218            1,467,190
Accounts payable .......................       494,697              389,312
Accrued expenses .......................     1,811,897            1,392,115
Income taxes payable ...................          --                621,690
Other liabilities ......................       180,516              495,756
                                             ---------            ---------

     Total liabilities .................     4,625,260            6,886,021
                                             ---------            ---------

Common stock issued with guaranteed  selling price no par value,  210,500 shares issued
 and outstanding .......................       421,500                   --
                                             ---------             --------

Commitments and contingent liabilities
 (See Notes)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no shares
 issued and outstanding ................          --                      --
Common Stock, no par value, 15,000,000
 shares authorized, 8,222,481 and
 7,920,106 shares issued and
 outstanding, respectively .............     3,588,273            3,320,012
Additional paid-in capital .............       243,961              220,172
Retained earnings ......................        93,551               60,762
                                             ---------            ---------
                                             3,925,785            3,600,946
Less: 196,802 common shares in treasury,
 at cost ...............................      (230,506)                  --
                                             ---------            ---------
 Total stockholders' equity ............     3,695,279            3,600,946
                                             ---------            ---------

 Total liabilities and stockholders'
  equity ...............................   $ 8,742,039          $10,486,967
                                             ---------           ----------
                                             ---------           ----------


                See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                              1996            1995
                                              ----            ----

Revenues:

Principal transactions                    $ 7,660,700         $ 9,763,940
Commissions                                25,749,690          17,113,296
Investment banking                            634,329             388,249
Interest and other income                   1,044,969           1,076,718
                                            ---------           ---------

Total revenues                             35,089,688          28,342,203
                                           ----------          ----------
                                           ----------          ----------

Expenses:

Commissions, employee compensation
 and benefits                              25,428,184          19,542,578
Clearing and floor brokerage                3,139,142           3,112,474
Communications and occupancy                1,662,936           1,260,209
Legal matters and related costs             2,731,997           1,542,328
Other operating expenses                    2,006,615           1,439,926
Interest                                      105,772             192,752
                                           ----------          ----------

                                           35,074,646          27,090,267
                                           ----------          ----------

Income before income taxes                     15,042           1,251,936

Provision (benefit) for income taxes          (17,747)            483,848
                                            ---------          ----------

Net income                               $     32,789         $   768,088
                                            ---------          ----------
                                            ---------          ----------


Per share of Common Stock:

Primary:

         Net income                      $        .01         $       .09
                                            ---------          ----------
                                            ---------          ----------

         Number of shares                   8,623,538           8,422,365
                                            ---------          ----------
                                            ---------          ----------

Fully diluted:

         Net income                                           $       .09
                                                               ----------
                                                               ----------

         Number of shares                                       8,901,331
                                                               ----------
                                                               ----------


                 See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31,
                                              1996            1995
                                              ----            ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
         Net income                       $   32,789          $   768,088
Adjustments to reconcile net income        ---------           ----------
 to net cash
         provided by operating activities:
         Shares issued to settle legal
           claims                            178,650                   --
         Common stock issued with
           guaranteed selling price          421,500                   --
         Tax benefit related to exercise
           of stock options                   23,789                   --
         Depreciation and amortization       272,050              184,818
         Commissions receivable             (336,513)            (250,901)
         Securities owned - at market      4,985,072           (2,197,289)
         Other assets                       (338,846)             (34,863)
         Due from/to clearing firm        (3,607,489)              26,781
         Securities sold but not yet
           purchased                         (38,755)            (288,600)
         Commissions payable                  85,028              714,994
         Accounts payable                    105,385               63,363
         Accrued expenses                    419,782            1,372,891
         Income taxes payable              (621,690)              615,636
         Other liabilities                 (315,240)              334,345
         Deferred income taxes             (182,995)             (309,778)
                                          ---------             ---------
             Total adjustments            1,049,728               231,397
                                          ---------             ---------
Net cash provided by operating activities 1,082,517               999,485
                                          ---------             ---------
Cash flows from investing activities:
         Due from officers                  (16,454)               (4,370)
         Employee and broker receivables   (384,078)              156,742
         Capital expenditures              (668,314)             (435,539)
         Proceeds from the sale of notes
           receivable - ECM                  52,000              (276,000)
         Purchase of stock in ECM           (60,000)                   --
         Sale of stock in ECM                36,000                    --
         Other assets                       (87,460)              (60,000)
                                          ---------             ---------
Net cash used in investing activities    (1,128,306)             (619,167)
                                          ---------             ---------
Cash flows from financing activities:
         Proceeds from notes payable
           - bank                           479,625                    --
         Payment of notes payable - bank    (68,864)              (25,934)
         Stock registration costs                --                (2,814)
         Proceeds from exercise of
           stock options                     89,611                13,985
         Repurchase of common stock        (230,506)             (194,035)
Net cash provided by (used in) financing  ---------             ---------
 activities                                 269,866              (208,798)
                                          ---------             ---------
Net increase in cash and cash equivalents   224,077               171,520
Cash at beginning of year                   845,471               673,951
                                          ---------             ---------
Cash at end of year                     $ 1,069,548             $ 845,471
                                          ---------              --------
                                          ---------              --------

                 See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                             Years ended December 31,
                                              1996            1995
                                              ----            ----
Supplemental disclosures of cash flow information:
         Cash paid during the period for:
          Interest                        $  105,772            $  192,752
          Income taxes                    $1,019,242            $  149,722

Supplemental schedule of non-cash financing activities:
     Shares  issued to settle  legal  claims $ 178,650  Common stock issued with guaranteed
      selling price                       $  421,500
     Tax benefit related to exercise of
      stock options                       $   23,789



                 See notes to consolidated financial statements.



                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 31, 1996

                                                   Additional
                                 Common Stock      Paid-in     Retained    Treasury Stock         Stockholders'
                              Shares     Amount    Capital     Earnings   Shares      Amount           Equity

Balances at January 1, 1995 8,112,406 $3,306,027 $ 417,021   $(707,326)       --          --         $3,015,722

Exercise of stock options      23,500     13,985        --          --        --           --            13,985
Stock registration costs           --         --    (2,814)         --        --           --            (2,814)
Repurchase of common stock   (215,800)        --  (194,035)         --        --           --          (194,035)
Net income for the year            --         --        --     768,088        --           --           768,088
                              -------     ------  ---------    -------     -----     --------         ---------
Balances at December 31,
 1995                       7,920,106  3,320,012   220,172      60,762        --           --         3,600,946

Exercise of stock options     137,375     89,611        --          --        --           --            89,611
Tax benefit related to
    exercise of stock options      --         --    23,789          --        --           --            23,789
Repurchase of common stock         --         --        --          -- (196,802)   $(230,506)          (230,506)
Shares issued to settle legal
    claims                    165,000    178,650        --          --        --           --           178,650
Net income for the year            --         --        --      32,789        --           --            32,789
                              -------    -------  ---------     ------ ---------   ----------           --------
Balances at December 31,
 1996                       8,222,481 $3,588,273  $243,961   $  93,551 (196,802)   $(230,506)        $3,695,279
                            ---------  ---------   -------     -------  -------     --------          ---------
                            ---------  ---------   -------     -------  -------     --------          ---------

                See notes to consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS

     First  Montauk   Financial  Corp.  and  subsidiaries  (the  "Company")  are primarily engaged in securities brokerage, investment banking and trading. The Company's principal subsidiary, First Montauk Securities Corp. ("FMSC"), is a broker-dealer registered with the Securities and Exchange Commission. Through FMSC, the Company executes principal and agency transactions, makes markets in over-the-counter securities, and performs underwriting and investment banking services. Customers are located throughout the United States.

     The Company clears all customer transactions on a fully disclosed basis through an independent clearing firm. Accordingly, the Company does not carry securities accounts for customers nor does it perform custodial functions related to those securities.

     The Company  also sells  insurance  products and  investments  in equipment
leases,  respectively,   through  two  other  subsidiaries,   Montauk  Insurance
Services, Inc. and Montauk Advisors, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     Certain reclassifications have been made to prior year financial statements to conform to the 1996 presentation.

     Revenue Recognition

     Securities transactions, investment banking revenues, and commission income and related expenses are recorded on a trade date basis. Securities owned and securities sold but not yet repurchased are stated at quoted market values with unrealized gains and losses reflected in the Statement of Operations.


     Commissions earned from the sale of insurance products are recognized upon approval of the customer application by the insurance carrier.

     Depreciation and Amortization

     Furniture and equipment and leasehold improvements are stated at cost. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the modified accelerated cost recovery system (MACRS) for income tax purposes.

     Income Taxes

     The Company uses the liability method to determine its income tax expense as required under the Statement of Financial Accounting Standards No. 109 (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

     The Company and its subsidiaries file a consolidated federal income tax return and separate state returns.

     Statement of Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Earnings per Share

     The computations of earnings per share were computed using the weighted average number of shares outstanding, adjusted for the incremental shares attributable to outstanding options to purchase common stock, as determined under the treasury stock method. The difference between primary and fully diluted earnings per share in 1996 is not material.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     Long-lived assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     Recent Accounting Pronouncement

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion no. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. The adoption of SFAS No. 123 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - SECURITIES OWNED and SECURITIES SOLD, BUT NOT YET PURCHASED


     Marketable securities owned and sold but not yet purchased consist of trading securities stated at quoted market values, as indicated below:


                                               December 31,
                                 1996                            1995
                                 ----                            ----
                                         Sold but                      Sold but
                                          not yet                       not yet
                           Owned        Purchased       Owned          Purchased
                           -----        ---------       -----          ---------
Obligations of U. S.
 government and its
 agencies            $    29,647      $       --       $   163,444      $ 18,467
State and municipal
 obligations             203,428          20,735         3,574,616        44,854
Corporate stocks and
 bonds                 1,896,360         105,736         3,242,516       103,061
Options and warrants          --           1,156           133,931            --
                       ---------         -------         ---------       -------
                      $2,129,435        $127,627        $7,114,507      $166,382
                       ---------         -------         ---------       -------
                       ---------         -------         ---------       -------

 EMPLOYEE AND BROKER RECEIVABLES

                This account consists of the following:

                                                          December 31,
                                                   1996               1995
                                                   ----               ----

                Commission advances             $ 99,172           $ 74,388
                Loans to brokers and
                 non-executive employees         642,431            283,137
                                                 -------            -------
                                                $741,603           $357,525
                                                 -------            -------
                                                 -------            -------

     Receivables are generally non-interest bearing and due on demand, except for an $84,000 loan which is due by July 31, 1997 with interest at the rate of 6% per annum. Loans totalling approximately $65,000 at December 31, 1996 are secured by collateral; the balance is unsecured.

NOTE 5 -        FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following:

                                                          December 31,
                                                   1996              1995
                                                   ----              ----

                Furniture and fixtures          $  615,683         $  365,864
                Computer and office equipment    1,030,521            646,033
                Leasehold improvements             163,368            129,360
                                                 ---------          ---------
                                                 1,809,572          1,141,257
                Less:  Accumulated depreciation
                 and amortization                 (608,639)          (336,589)
                                                 ---------          ---------
                                                $1,200,933         $  804,668
                                                 ---------          ---------
                                                 ---------          ---------


               Depreciation expense was $272,050 and $184,818 in 1996 and 1995, respectively.

NOTE 6 -        NOTES RECEIVABLE - ECM

     In 1995, the Company loaned a total of $282,000 to Environmental Coupon Marketing, Inc. ("ECM"), a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and was scheduled to mature on the earlier of a proposed private placement of ECM securities, or August 5, 1996. In August 1996, the Company extended repayment of the loan to July 15, 1997. The second loan, in the original amount of $182,000, is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. The Company sold $52,000 of principal amount of this loan to four unaffiliated investors for face value in 1996. This loan was scheduled to mature on October 5, 1996, at which time the Company extended it for one year to October 5, 1997. Both loans are partially secured by certain equipment owned by ECM.


     The Company also purchased 150,000 shares of ECM common stock for $.40 per share, or $60,000 in 1995, and an additional 150,000 shares for $60,000 in 1996. Subsequent to the 1996 purchase, the Company sold 37,500 and 52,500 shares, respectively, to an officer of the Company and a consultant, for cost, or $36,000. The Company believes that the selling price represented a fair value for the shares. The net investment in ECM stock of $84,000 and $60,000 in 1996 and 1995, respectively, is included in Other Assets in the accompanying Consolidated Statement of Financial Condition.

NOTE 7 -        DUE FROM OFFICERS

     Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand. Interest on these loans totalled $9,428 and $6,127 in 1996 and 1995, respectively.

NOTE 8 -        NOTES PAYABLE - BANK

     This account represents borrowings due under secured bank loan agreements. The financings are evidenced by three term loans: the first loan, obtained in 1994 in the original amount of $77,800, is payable in 36 monthly principal installments of $2,161 plus interest at the prime rate (8-1/4% at December 31, 1996). The other two loans, obtained in 1996 in the original amounts of $179,625 and $300,000, are each payable in 60 monthly principal installments of $2,994 and $5,000, respectively, plus interest at the prime rate. The loans are collateralized by equipment with a book value at December 31, 1996 of approximately $460,000. Principal maturities are scheduled as follows: 1997 - $117,536, 1998 - $95,925, 1999 - $95,925, 2000 - $95,925, and 2001 - $52,994.

NOTE 9 -        ACCRUED EXPENSES

                Accrued expenses consist of the following:


                                                          December 31,
                                                   1996               1995
                                                   ----               ----

                Reserves for legal matters      $1,573,000         $1,223,225
                Other                              238,897            168,890
                                                 ---------          ---------
                                                $1,811,897         $1,392,115
                                                 ---------          ---------
                                                 ---------          ---------

NOTE 10 -       INCOME TAXES

               The  provision   (benefit)  for  income  taxes  consists  of  the
               following:

                                                          December 31,
                                                   1996               1995
                                                   ----               ----

                Currently payable:
                     Federal                    $132,069           $620,196
                      State                       31,750            181,315
                                                 -------            -------
                                                 163,819            801,511
                                                 -------            -------
                                                 -------            -------

                Deferred:
                     Federal                    (198,875)          (213,867)
                      State                       (6,480)           (75,147)
                Tax expense resulting from
                     allocation directly to
                     permanent capital of tax
                     benefit from exercise of
                     stock option                 23,789                 --
                Tax benefit of net operating loss
                     carry forward                    --            (28,649)
                                                 -------            -------
                                                (181,566)          (317,663)
                                                 -------            -------
                                               $ (17,747)         $ 483,848
                                                 -------            -------
                                                 -------            -------

               Following  is  a  reconciliation  of  the  income  tax  provision
               (benefit) with income taxes based on federal statutory rates:

                                                          December 31,
                                                   1996               1995
                                                   ----               ----
                Expected statutory federal
                  income tax rate              $  2,256           $425,658
                Non-taxable income               (5,457)                --
                Non-deductible expenses           4,576             10,200
                State taxes, net of federal tax
                 benefit                         21,489             76,639
                Tax benefit of deferred tax
                 assets                         (40,611)                --
                Tax benefit of net operating
                 loss carryforward                   --            (28,649)
                                                -------            -------
                                               $(17,747)          $483,848
                                                -------            -------
                                                -------            -------

               The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are:

                                                      December 31,
                                                1996               1995
                                                ----               ----
                Deferred tax assets:
                      Accrued reserves         $576,705           $342,881
                      Net operating loss         34,511             71,987
                      Other                      19,529             17,200
                                                -------            -------
                                                630,745            432,068
                                                -------            -------

                Deferred tax liabilities:
                      Depreciation               56,563             36,652
                      Other                      22,014             26,243
                                                -------            -------
                                                 78,577             62,895
                                                -------            -------
                Net deferred tax asset         $552,168           $369,173
                                                -------            -------

     Management has determined that the Company will be able to realize the tax benefits of the net deferred asset based on the expected future reversal of the taxable temporary differences.

NOTE 11 -       COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2005. Following is a schedule of future minimum payments due under non-cancelable leases with terms in excess of one year:

           1997                                           $  330,759
           1998                                              432,970
           1999                                              434,222
           2000                                              433,844
           2001                                              433,844
           Thereafter                                      1,735,376
                                                           ---------
                                                          $3,801,015
                                                           ---------
                                                           ---------

     Rent expense for the years ended December 31, 1996 and 1995 totalled $245,208 and $225,683, respectively.

Employment agreements

     Effective January 1, 1996, FMFC approved new employment contracts for two of its officers who are also officers of the Company. The contracts will run for three years, and provide for annual salaries of $175,000 for the first year, with a provision for a 10% annual increase in the second and third years. The agreement also provides for a bonus pool of up to 10% of the consolidated pre-tax profits of FMFC. The bonus pool becomes effective each year only upon the achievement of pre-tax profits exceeding $500,000.

Legal matters

     In 1995, FMSC was named as a defendant in a civil suit brought by Escambia County, Florida ("Escambia") for alleged losses sustained on certain securities purchased from a former affiliate office of the Company. In March 1996, without admitting liability or wrongdoing, FMSC reached an agreement with Escambia to settle the Escambia claims for $900,000 in cash. The settlement was paid in 1996.

     FMSC has been the subject of other legal actions relating to the sale of securities by the former affiliate office. In January 1997, the Company entered into an agreement to settle a customer lawsuit for a total of $750,000. A payment of $500,000 was made upon settlement; FMSC is expected to issue a five-year note for the $250,000 balance, payable in installments of $50,000 per year plus interest at the rate of 8% per annum. FMSC is also expected to enter into an Offer of Settlement with the Securities and Exchange Commission over the activities of the affiliate office. The settlement will likely involve the payment of a $50,000 fine, the disgorgement of profits amounting to $175,000 plus interest, and the censure and suspension of one of the Company's principals. The SEC has informally agreed to credit the disgorgement against amounts already due in settlement of related civil litigation. The Offer also requires FMSC to engage an independent compliance examiner to audit the firm's compliance procedures. FMSC has agreed to implement recommendations contained in the examiner's report. The Company has been cooperating with ongoing investigations of the registered representatives of the affiliate office by the SEC and other regulatory authorities.

     In January 1997, the Company and FMSC settled a pending customer arbitration for $500,000 in cash. The Company further agreed to issue to the customer and her counsel a total of 150,000 five-year warrants to purchase the Company's Common Stock for $1.25 per share. Two of the Company's officers have agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants. Any differential between the minimum selling price of $1.917 per share and the warrant exercise price of $1.25 per share will be paid to the warrantholders out of a $100,000 escrow account established with personal funds of the officers to secure the guarantee. The warrantholders will have 60 days in which to exercise the warrants and sell the shares, commencing from the date the warrantholders are notified that a registration statement filed to register the shares has been declared effective by the SEC. The Company is required to file the registration statement no later than June 10, 1997. The officers will not be obligated to pay the differential with respect to any unexercised warrants and/or unsold shares at the expiration of the 60 day period unless the quoted market price for the Company's common stock is below $1.25 for the entire period. In such an event, the warrantholders will be entitled to tender the warrants to the Company in exchange for the escrowed funds.

     The Company is also a respondent in certain pending customer arbitrations and other matters relating to its securities business. These claims are in various stages of progress and are being vigorously contested by the Company. Management is unable to derive a meaningful estimate of the amount or range of possible loss relating to pending litigation (including litigation costs) in any particular quarterly or annual period or in the aggregate. However, it is possible that the financial condition, results of operations or cash flows of the Company in particular quarterly or annual periods could be materially affected by the ultimate outcome of certain pending litigation.

     The Company is presently reviewing the extent to which settled and pending claims may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. Discussions with other carriers are continuing. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on claims filed to date.

NOTE 12 -       CONCENTRATION OF CREDIT RISK and OFF-BALANCE SHEET RISK

     The Company executes securities transactions on behalf of its customers. If either the customer or a counter-party fail to perform, the Company by agreement with its clearing broker may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction. As part of its normal brokerage activities, FMSC also assumes short positions in its inventory. The establishment of short positions exposes FMSC to off-balance-sheet risk in the event prices increase, as FMSC may be obligated to acquire the securities at prevailing market prices.

     FMSC seeks to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, FMSC's clearing firm requires additional collateral or reduction of positions, when necessary. FMSC also completes credit evaluations where there is thought to be credit risk.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company places its cash primarily in commercial checking accounts. Balances may from time to time exceed federally insured limits. Cash and inventory balances maintained at FMSC's clearing firm are uninsured.

NOTE 13 -       DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution pension plan [401(k)] covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for the years ended December 31, 1996 and 1995 amounted to $44,400 and $36,122, respectively.

NOTE 14 -       COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

     During fiscal 1996, the Company issued 421,500 restricted shares of its Common Stock in settlement of various customer claims and invoices for legal services. With respect to these shares, the Company has provided a guarantee to pay to the selling stockholder the difference between $2.00 per share and the selling price of the shares upon expiration of the statutory holding period. The stockholders may elect to retain the shares once the holding period lapses. Such an election will release the Company from any further obligation.

     The Company has established a temporary equity account to record its maximum liability with respect to the shares ($421,500). Payment of any shortfall will be charged to this account. Any balance remaining at the end of the respective holding periods will be credited to permanent capital. The Company has placed a total of $70,000 into escrow accounts to secure some of the guarantees.

NOTE 15 -      STOCK OPTION PLANS

     The Company currently has three option plans in place: The 1992 Incentive Stock Option Plan (the "1992 Plan"), the 1992 Non-Executive Director Stock Option Plan (the "Director Plan"), and the 1996 Senior Management Incentive Plan (the "1996 Plan").

     In June 1996, the Company's stockholders approved an amendment to the 1992 Plan to increase the number of shares reserved for issuance from 2,000,000 to 3,500,000 shares. Under the 1992 Plan, options may be granted to employees, consultants and registered representatives of the Company, but only options issued to employees will qualify for incentive stock option treatment (ISOs). The exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date of grant. However, ISOs granted to a ten percent stockholder shall have an exercise price of at least 110% of such fair market value. At the time an option is granted, the Board of Directors shall fix the period within which it may be exercised. Such exercise period shall not be less than one year nor more than ten years from the date of grant. The 1992 plan will expire in May 2002.

     The Company has reserved 1,000,000 shares of its Common Stock for issuance under the Director Plan. Options to purchase 20,000 shares of Common Stock are granted to each Non-Executive Director on August 1 of each year, provided such individual has continually served as a Non-Executive Director for the twelve-month period immediately preceding the date of grant. The options will expire in five years from the date of grant. The exercise price of such options shall be equal to the fair market value of the Company's Common Stock on the date of grant. The Director Plan will terminate in May 2002. In June 1996 the Company's stockholders approved an amendment to the Director Plan to eliminate non-discretionary grants to members of advisory boards established by the board of directors.

     In 1996, the Company's stockholders also ratified the 1996 Plan. The Company has reserved 2,000,000 shares for issuance to key management employees. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO shall in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. No awards have been issued under this plan as of December 31, 1996. The 1996 Plan will terminate in June 2006.

     A summary of the status of the Company's two stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                          1992 Incentive Stock          1992 Non-Executive
                              Option Plan                  Director Plan
                              -----------                  -------------

                                     Weighted                       Weighted
                                     Average                        Average
                                     Exercise                       Exercise
                            Shares    Price              Shares      Price
                            ------    -----              ------      -----
Options outstanding,
 January 1, 1995          1,191,500   $0.72             140,000       $0.94
     Granted                823,500    0.82              40,000        0.88
     Canceled               (54,000)   2.49                  --
     Exercised              (23,500)   0.60                  --
                          ---------                     -------
Options outstanding,
 December 31, 1995        1,937,500    0.72             180,000        0.92
     Granted                239,000    0.88              40,000        1.33
     Canceled              (123,000)   0.87                  --
     Exercised             (117,375)   0.68             (20,000)       0.50
                          ---------                     -------
Options outstanding,
 December 31, 1996        1,936,125    0.73             200,000        1.05
                          ---------    ----             -------        ----
                          ---------    ----             -------        ----




     Additional information for 1996 with respect to options under the 1992 Plan and the Director Plan is as follows:

                                           1992                       Director
                                           Plan                         Plan
                                           ----                         ----

Option price range at end of year       $.56-1.69                   $.50-1.75
Options exercisable at end of year      1,280,625                     112,000
Shares of common stock available
     for future grant                   1,623,000                     780,000
Weighted-average grant date fair value
     of options granted during year under
     the Black-Scholes option pricing model
          1995                               $.52                        $.58
          1996                               $.55                        $.84
Weighted-average exercise price of
     options exercisable at end of year      $.68                       $1.03
Weighted-average remaining
     contractual life of outstanding
     options at end of year             2.7 years                   3.2 years


     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The statement encourages but does not require companies to use the fair value-based method of accounting for stock-based employee compensation plans. Under this method, compensation expense is measured as of the date the awards are granted based on the estimated fair value of the awards, and the expense generally recognized over the vesting period. If a company elects to continue using the intrinsic value-based method under APB Opinion No. 25, pro forma disclosures of net income and earnings per share are required as if the fair value-based method had been applied. Under the intrinsic method, compensation expense is the excess, if any, of the market price as of the grant date over the exercise price of the option. Under the Company's current compensation plans, there is no such excess on the date of grant and therefore, no compensation expense is recorded.

     The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations related to the stock option plans. Had compensation expense been determined based on the estimated fair value of the awards at grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net income (loss)

                                              1996                1995
                                              ----                ----

As reported                                 $ 32,789            $768,088
Proforma                                    $(26,597)           $677,124

Primary earnings (loss) per share
     As reported                            $ .01                   $.09
     Proforma                               $(.01)                  $.08

Fully diluted earnings (loss) per share
     As reported                            $ .01                   $.09
     Proforma                               $(.01)                  $.08


     In computing pro forma net income, only options granted in 1996 and 1995 are considered. Additionally, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is apportioned over the vesting period of those options as they vest.

     For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    1996               1995
                                                    ----               ----

                Expected volatility                 76.5%              70.4%
                Risk-free interest rate             6.05%              5.73%
                Expected option lives             5 years            5 years
                Dividend yield                         0%                 0%

NOTE 16 -       STOCKHOLDERS' EQUITY

                Preferred Stock

     The Company is presently authorized to issue 5,000,000 shares of Preferred Stock, none of which have been issued at December 31, 1996. The preference, if any, to be given to preferred shares is determinable at the time of issuance.

                Stock Repurchases

     In May 1995, the Company's Board of Directors authorized the repurchase of up to $100,000 of the Company's Common Stock. The Board authorized a second buy-back plan in September 1995 for the repurchase of up to 500,000 additional shares. During the buy-back periods, the Company purchased a total of 215,800 shares for a total cost of $194,035. Both plans expired in 1995, at which time the repurchased shares were cancelled by the Company.

     During fiscal 1996, the Company's board approved the repurchase of up to an additional 500,000 shares. As of December 31, 1996, when the program expired, the Company had repurchased a total of 196,802 shares for a total cost of $230,506.

                Issuance of Common Stock

     During fiscal 1996, the Company issued a total of 165,000 shares of its Common Stock to settle various customer claims. The Company recorded a charge to earnings of $178,650 in connection with the issuance of the shares.

NOTE 17 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, which requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the statement of financial condition. Substantially all of the Company's financial instruments, consisting primarily of marketable debt and equity securities, amounts due from clearing firm and notes payable - bank, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 18 -       NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 1996, FMSC had net capital and minimum net capital requirements of $651,048 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 5.48 to 1.

     NOTE 19 - RELATED PARTY  TRANSACTION

     During 1996, FMSC served as placement agent in two private placement offerings by Pacific Health Laboratories ("PHL"). One of the directors of the Company is also a director, officer and major stockholder of PHL. FMSC earned commissions of approximately $366,000 on the private placements. Management believes these fees represent arms-length compensation for the services rendered to PHL.