Form 10-Q
period 1997-03-31
FIRST MONTAUK FINANCIAL CORP
filed 1997-05-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ------------------


                           Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP
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

                                    Yes X     No

     8,942,179 Common Shares, no par value were outstanding as of May 14, 1997.

2
                          FIRST MONTAUK FINANCIAL CORP.

                                   FORM 10-QSB

                                 MARCH 31, 1997




                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
            as of March 31, 1997 and December 31, 1996 ....................   3

           Consolidated Statement of Income for the
            Three Months Ended March 31, 1997 and 1996 ....................   4

           Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996 .................... 5-6

           Notes to Financial Statements .................................. 7-8

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................... 9-12


PART II.  OTHER INFORMATION:

        Item 5. Other Information .........................................13-14

         Item 6.  Exhibits and Reports on Form 8-K ........................   14

         Signatures .......................................................   15

3
                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                       March 31,               December 31,
               ASSETS                   1997                      1996
               ------                  ---------               ------------

Cash                                    $  695,002               $1,069,548
Securities owned, at market              2,351,147                2,129,435
Commissions receivable                     601,558                  720,381
Due from clearing firm                     971,486                1,301,457
Employee and broker receivables            858,954                  741,603
Fixed assets-net                         1,146,428                1,200,933
Notes receivable-ECM                       212,640                  230,000
Due from officers                          135,689                  171,978
Other assets                               926,873                  624,536
Deferred tax asset                         378,032                  552,168
                                         ---------                ---------
  Total assets                          $8,277,809               $8,742,039
                                         =========                =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Securities sold, but not yet purchased,
 at market                              $   67,138               $  127,627
Loans payable-bank                         427,840                  458,305
Commissions payable                      1,139,480                1,552,218
Accounts payable                           510,359                  494,697
Accrued expenses                         1,156,366                1,811,897
Other liabilities                          117,221                  180,516
                                         ---------                ---------
  Total liabilities                      3,418,404                4,625,260
                                         ---------                ---------
Common stock issued with guranteed
 selling price - no par value,
 210,500 shares issued and outstanding     459,000                  421,500

Commitments and contingencies (See Notes)

Stockholders' equity
--------------------

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no
 shares issued and outstanding               -                        -
Common Stock, no par value, 15,000,000
 shares authorized, 8,704,679 and
 8,222,481 shares issued and outstanding 3,805,579                3,588,273
Additional paid-in capital                 243,961                  243,961
Retained earnings                          350,865                   93,551
                                         ---------                ----------
                                         4,400,405                3,925,785
Less: 196,802 shares in treasury,
 at cost                                     -                     (230,506)
                                         ---------                ----------
  Total stockholders' equity             4,400,405                3,695,279
                                         ---------                ----------
  Total liabilities and stockholders'
   equity                               $8,277,809               $8,742,039
                                         =========                ==========

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                        Three months ended March 31,
                                         1997                  1996
                                         ----                  ----

Revenues:

Commissions                           $6,558,849            $6,079,134
Principal transactions                 1,396,509             2,284,112
Investment banking                       138,791                29,088
Insurance recovery                       650,000                 -
Interest and other income                248,430               241,145
                                       ---------             ---------

                                       8,992,579             8,633,479
                                       ---------             ---------

Expenses:

Commissions, employee compensation
 and benefits                          6,361,971             6,061,335
Clearing and floor brokerage             728,325               950,433
Communications and occupancy             423,459               341,315
Legal matters and related costs          596,429               138,770
Other operating expenses                 434,940               383,307
Interest                                  14,717                35,271
                                       ---------             ---------

                                       8,559,841             7,910,431
                                       ---------             ---------

Income before income taxes               432,738               723,048

Income taxes                             175,424               280,927
                                       ---------             ---------

Net income                            $  257,314            $  442,121
                                       =========             =========

Per share of Common Stock:

   Net income                         $     0.03            $     0.05
                                       =========             =========

   Number of shares                    9,845,255             8,776,799
                                       =========             =========

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Three months ended March 31,
                                            1997                1996
                                            ----                ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
 Net income                            $  257,314           $  442,121
Adjustments to reconcile net income
 to net cash used in operating
 activities:
 Common stock issued with guaranteed
  selling price                            37,500                -
 Depreciation and amortization             89,177               65,354
 Due from clearing firm                   329,971              (10,884)
 Commissions receivable                   118,823             (173,355)
 Securities owned - at market            (221,712)           3,123,107
 Other assets                            (302,337)            (307,687)
 Deferred income taxes                    174,136              282,953
 Due to clearing firm                       -               (2,306,032)
 Securities sold but not yet purchased    (60,489)              21,166
 Commissions payable                     (412,738)             201,784
 Accounts payable                          15,662              132,000
 Accrued expenses                        (655,531)            (185,354)
 Income taxes payable                       -                 (538,065)
 Other liabilities                        (63,295)             (80,413)
                                        ----------          -----------
   Total adjustments                     (950,833)             224,574
                                        ----------          -----------
   Net cash provided by (used in)
    operating activities                 (693,519)             666,695
                                        ----------          -----------

Cash flows from investing activities:
 Due from officers                         36,289                7,775
 Employee and broker receivables         (117,351)            (190,760)
 Notes receivable-ECM                      17,360
 Investment in ECM                          -                  (24,000)
 Capital expenditures                     (34,672)            (214,886)
                                        ----------          -----------
  Net cash (used in) investing
   activities                             (98,374)            (421,871)
                                        ----------          -----------

Cash flows from financing activities:
 Proceeds from bank loan                    -                  179,625
 Proceeds from exercise of common
  stock options                           447,812                -
 Payment of loans payable                 (30,465)             (12,472)
                                        ----------          -----------
  Net cash provided by (used in)
   financing activities                   417,347              167,153
                                        ----------          -----------
Net increase (decrease) in cash          (374,546)             411,977
Cash at beginning of year               1,069,548              845,471
                                        ----------          -----------
Cash at end of period                  $  695,002          $ 1,257,448
                                        =========           ===========

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                         Three months ended March 31,
                                          1997                 1996
Supplemental disclosures of cash flow
  information:
 Cash paid during the period for:
  Interest                            $   14,717           $   35,271
  Income taxes                        $    -               $  542,242



                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -         MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 1997 and 1996. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1996. The results reflected for the three-month period ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1997.

NOTE 2 -         EARNINGS PER SHARE

     Earnings  per share is  computed  by  dividing  net income by the  weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options. The difference between primary and fully diluted earnings per share is not material.

NOTE 3 -    STOCK OPTIONS

     During the quarter ended March 31, 1997, a total of 676,500 options issued under the Company's stock option plans were exercised. The Company received proceeds of $447,812 from these transactions. The exercise of the options have also produced potential future tax benefits to the Company in the form of tax deductible compensation expense totalling $1,322,651. The current financial statements do not reflect these benefits.

     The Company also issued a total of 749,000 stock options during the current quarter.

NOTE 4 -         NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to the maintenance of minimum net capital, as defined. At March 31, 1997, FMSC had net capital and minimum net capital requirements of $1,392,787 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 1.75 to 1.

NOTE 5 -    LEGAL MATTERS

     In January 1997, the Company and its broker-dealer subsidiary, FMSC, entered into an agreement to settle a customer lawsuit for a total of $750,000. A payment of $500,000 was made upon settlement; FMSC has issued a five-year note for the $250,000 balance, payable in installments of $50,000 per year plus interest at the rate of 8% per annum. The NASD recently approved FMSC's application to subordinate the loan for net capital purposes. FMSC has also submitted an Offer of Settlement with the Securities and Exchange Commission relating to the activities of a former affiliate office. The settlement will likely involve the payment of a $50,000 fine, the disgorgement of profits amounting to $175,000 plus interest, and the censure and suspension of one of the Company's principals. The SEC has informally agreed to credit the disgorgement against amounts already due in settlement of related civil litigation. The Offer also requires FMSC to engage an independent compliance examiner to audit the firm's compliance procedures. FMSC has agreed to implement recommendations contained in the examiner's report. The Company has been cooperating with ongoing investigations of the registered representatives of the affiliate office by the SEC and other regulatory authorities.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     Total revenues for the first quarter of 1997 increased by $359,100 to $8,992,579. This includes a one-time insurance recovery of $650,000. Absent this payment, gross operating revenues declined slightly from 8,633,479 to 8,342,579, a 3.4% decrease as compared to the 1996 quarter. The decrease was caused by fluctuations in the financial markets, as well as a reduction in principal transactions.

     Commission revenues from the sale of listed and over-the-counter securities, mutual funds, leasing and other agency transactions increased to $6,558,849 (79% of gross operating revenues) from $6,079,134 (70% of gross operating revenues) in the 1996 quarter. This increase came from stock and mutual fund transactions as retail investment volume maintained its 1996 levels during the 1997 quarter. Leasing and insurance product sales also improved during the period. The Company plans to further develop its insurance business through increased marketing and wider distribution during the year.

     Revenues from principal transactions decreased by 39% from 1996 levels to $1,396,509 (17% of gross operating revenues) from $2,284,112 (26% of gross operating revenues). The decrease is attributable to a combination of lower transaction volume and losses sustained in the firm's equity trading portfolio. In addition, the Company continues to execute more of its over-the-counter equity business on an agency basis, whereby the Company earns a commission by acting as an agent between its customer and another brokerage firm.

     Investment banking revenues increased from $29,088 in 1996 to $138,791 in the 1997 quarter. This increase resulted from the firm's participation in the private offering of PacificHealth Laboratories as placement agent, as well as participation as a selling group member in a number of public offerings. The Company expects to continue participating in syndications, and is exploring other opportunities in the investment banking area, including additional private placements.

     During the 1997 quarter the Company paid commissions, employee compensation and employee benefits of $6,361,971 (76% of gross operating revenues) as compared to $6,061,335 ( 70% of gross operating revenues) in 1996. This category includes salaries, commission expense, and fringe benefits for salaried employees.

     Commissions paid to registered representatives for the first quarter 1997 were $5,213,762 (62% of gross operating revenues) as compared to $5,120,878 (59% of gross operating revenues) in 1996. Commission compensation is directly related to the level of revenues generated from firm principal and agency trading and investment banking activities. The dollar increase in 1997 resulted primarily from the slightly higher volume of agency transactions. Commission expense as a percentage of total revenues will fluctuate within a narrow range in the future depending upon the mix of commission-based business and trading profits, as well as the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.


     For 1997 the Company paid salaries of $758,893 for management, operations and clerical personnel, as compared to $ 701,912 in 1996. This increase was due in part to the addition of operational employees and a general increase in employee salaries.

     Clearing costs decreased in 1997 to $728,325 (9% of revenues) from $950,433 (11% of gross operating revenues) in 1996. The percentage of clearing costs to gross operating revenue will fluctuate somewhat depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period. The decrease in clearing costs was also attributable to a more favorable fee structure negotiated with the Company's clearing firm.

     Communications and occupancy costs rose by $82,144 to $423,459 during the 1997 quarter. The increase is due to higher telephone charges, market data services, and computer consulting costs. Management believes that growth in this expense category will slow due to recent negotiations with a long distance carrier establishing lower rates for telephone service, as well as to planned reductions in the cost of operating the Company's wide area network. One partial offsetting factor is expected to be higher occupancy costs, owing to the further expansion of the Company's headquarters in January 1998.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs increased to $596,429 in 1997 from $138,770 in the prior period. In March 1997, the Company received a $650,000 cash settlement with one of its insurance carriers. The Company is presently reviewing the extent to which settled and pending claims may be covered under other insurance policies. There can be no assurance that the Company will be successful in its efforts to recover additional funds from these insurers.

     Other operating expenses increased from $383,307 (4% of gross operating revenue) in 1996 to $434,940 (5% of gross operating revenues) in 1997. The increase was due primarily to an increase in business development costs associated with the Company's affiliate recruitment program, as well as higher insurance and administrative overhead costs.

     Operating results will continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets.

Liquidity and Capital Resources
-------------------------------

     During the three months ended March 31, 1997, the Compan's cash balances decreased by $374,546 to $695,002. Operating activities used net funds of $693,519. Inventory positions of securities held by the Company declined to $2,351,147 as a result of continuing efforts by management to retain fewer securities on hand during periods of increasing market volatility. The Company used cash to reduce its accrued expenses during the 1997 quarter. The balances in the Company's cash, clearing firm and securities inventory accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Two significant legal claims were paid during the first quarter of 1997 resulting in a reduction in cash flow of $1,000,000. In the settlement of a civil action brought by National Guardian Life Insurance Company ("NGL") against the Company, the Company paid $500,000 in cash and gave NGL a five year subordinated note for $250,000 with 8% per annum interest, subordinated in accordance with certain provisions and requirements of the National Association of Securities Dealers Regulation, Inc. ("NASDR") governing subordinated loans to broker/dealers. The loan agreement provides for a $50,000 principal payment annually on April 1 of each of the next five years along with an annual interest payment on the declining balance.

     In the second claim, the Company settled a customer arbitration with the payment of $500,000 in cash and the issuance of a Warrant to purchase the Company's common stock for $1.25 per share. The Warrantholder has a guaranteed minimum sales price of $1.917 per share. The guarantee is secured by funds held in escrow which were provided by one of the Company's executive officers.

     Legal expenses of $596,429 were incurred during the 1997 period in connection with the defense of these and other matters. It is anticipated, but cannot be assured, that legal costs will level off after the first quarter as a result of the settlement or other disposition of several large outstanding legal claims.

     Investing activities used cash of $98,374 during the quarter. The Company purchased approximately $35,000 of fixed assets during the 1997 quarter. The investment consists primarily of telecommunications equipment and computer systems. The Company anticipates an increase in expenditures of approximately $300,000 for communications hardware and software, and other equipment during 1997. Amounts advanced to brokers and affiliates increased by $117,351 in the 1997 period. The increase is attributable to loans to new affiliates, advances to employees, and amounts receivable from brokers. These receivables are generally due on demand, except for an $84,000 loan that is due by July 31, 1997, with interest at the rate of 6% per annum. Officer loans receivable were reduced by $36,289, and $17,360 was received by ECM in partial payment of one of its outstanding loans to the Company.

     Financing activities provided cash of $417,347 in the 1997 period. A total of $447,812 was received from the exercise of 676,500 stock options by various individuals during the first quarter. Cash from financing activities was reduced by $30,465 in bank loan repayments.

     Management believes the Company's liquidity needs at least through the next fiscal year will be provided by increasing operating income and margin loans secured by trading inventories under an arrangement with the Company's clearing broker. The Company is preparing a registration statement for filing with the SEC for a proposed Rights offering to its shareholders. If and when completed under the terms presently contemplated, the Company will receive gross proceeds of approximately $1,188,000. There is no assurance that the Company will consummate the Rights offering, or what the final terms and conditions might be. The Company is also negotiating a line of credit with an equipment financing company.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

Settlement of Legal Claims

     In January 1997 the Company settled a civil litigation with National Guardian Life Insurance Co. ("NGL"). The settlement provided for the payment to NGL of $500,000 in cash and to provide NGL with a $250,000 five-year Subordinated Loan bearing interest at 8% annually. The loan is to be paid at the annual rate of $50,000 principal plus interest on the declining balance. The Subordinated Loan Agreement was recently approved by the National Association of Securities Dealers.

     In January 1997, the Company and FMSC settled an arbitration proceeding brought by a customer which resulted from options trading activity in her brokerage account. The Company paid to the customer $500,000 in cash, and issued to her and her counsel a total of 150,000 five-year warrants to purchase the Company's Common Stock for $1.25 per share. Two of the Company's officers have agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants. Any differential between the minimum selling price of $1.917 per share and the warrant exercise price of $1.25 per share will be paid to the warrantholders out of a $100,000 escrow account established with personal funds of the officers to secure the guarantee. The warrantholders will have 60 days in which to exercise the warrants and sell the shares, commencing from the date the warrantholders are notified that a registration statement filed to register the shares has been declared effective by the SEC. The Company is required to file a registration statement with the SEC to register the underlying Common Stock for resale no later than June 10, 1997. The officers will not be obligated to pay the differential with respect to any unexercised warrants and/or unsold shares at the expiration of the 60 day period unless the quoted market price for the Compan's common stock is below $1.25 for the entire period. In such an event, the warrantholders will be entitled to tender the warrants to the Company in exchange for the escrowed funds.

Proposed  Rights  Offering

     In March 1997, the Company announced its intention to effect a Rights Offering to its common shareholders. Following the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, and subject to shareholder approval of an increase in the Company's authorized shares, the Company intends to issue one subscription Right for each share of common stock owned by its shareholders of record on a date to be determined.

     Three subscription Rights will entitle the holder to purchase one Unit at a price of $.45. Each Unit is expected to consist of one Series A Warrant, one Series B Warrant and one Series C Warrant. Each Warrant will entitle the holder to purchase one share of the Company's common stock under the following conditions:
                                                          Exercise Period
Warrant                      Exercise Price            From Date of Issuance
-------                      --------------            ---------------------
Series A                       $3.00                        Three years
Series B                        5.00                        Five years
Series C                       10.00                        Seven years

     The Warrants will be redeemable, at the option of the Company, under certain terms and conditions upon at least 30 days written notice. There is no assurance that the Company will consummate the Rights offering, or what the final terms and conditions might be. The Company reserves the right to withdraw the offering or otherwise modify the terms and conditions prior to its effectiveness.

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

                                               FIRST MONTAUK FINANCIAL CORP.
                                               (Registrant)



Dated: May 15, 1997                            /s/ William J. Kurinsky
                                               -------------------------
                                               William J. Kurinsky
                                               Secretary/Treasurer
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                               /s/ Herbert Kurinsky
                                               -------------------------
                                               Herbert Kurinsky
                                               President

                                 EXHIBIT INDEX
                                 -------------

               Exhibit 27  -  Financial Data Schedule