Form 10-Q
period 1997-06-30
FIRST MONTAUK FINANCIAL CORP
filed 1997-08-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that th registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X                         No

     9,013,054 Common Shares, no par value were outstanding as of August 13, 1997.

                          FIRST MONTAUK FINANCIAL CORP
                                  FORM 10-QSB
                                 JUNE 30, 1997


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statement of Financial  Condition
       as of June 30, 1997 and December 31, 1996   .......   3

     Consolidated Statement  of Income for the
       Three  Months  ended June 30, 1997 and 1996
       and Six months ended June 30, 1997 and 1996 .......   4

     Consolidated  Statement  of Cash   Flows   for   the
       Six   Months   ended   June   30, 1997 and 1996 ...   5-6

     Notes  to  Financial Statements .....................   7-8

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ....   9-10

PART II. OTHE INFORMATION:

     Item 5.  Other Information...........................   11

     Item 6.  Exhibits and Reports on Form 8-K............   12

     Signatures ..........................................   13

  03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                                     June 30,                     December 31,
    ASSETS                            1997                           1996

Cash                                   $   315,793                  $ 1,069,548
Securities owned, at market              2,387,812                    2,129,435
Commissions receivable                     496,254                      720,381
Due from clearing firm                   1,731,950                    1,301,457
Income tax refund receivable               203,480                       -
Employee and broker receivables          1,014,952                      741,603
Fixed assets-net                         1,087,867                    1,200,933
Due from officers                          137,744                      171,978
Other assets                               919,357                      854,536
Deferred tax asset                         776,408                      552,168
                                         ---------                    ---------
     Total assets                      $ 9,071,617                  $ 8,742,039
                                         ---------                    ---------
                                         ---------                    ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet
 purchased, at market                  $   302,920                  $   127,627
Loans payable-bank                         397,375                      458,305
Commissions payable                      1,179,065                    1,552,218
Accounts payable                           467,712                      494,697
Accrued expenses                           313,843                    1,811,897
Other liabilities                          313,277                      180,516
Liabilities subordinated to
 claims of general creditors               250,000                         -
                                         ---------                    ---------
    Total liabilities                    3,224,192                    4,625,260
                                         ---------                    ---------
Common stock issued with guaranteed
 selling price - no par value,
 210,500 shares issued and outstanding     459,000                      421,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no shares
 issued and outstanding                        -                           -
Common Stock, no par value, 15,000,000
 shares authorized, 9,006,154 and
 8,222,481 shares issued and outstanding,
 respectively                            3,865,810                    3,588,273
Additional paid-in capital                 863,848                      243,961
Retained earnings                          658,767                       93,551
                                         ---------                    ---------
                                         5,388,425                    3,925,785
Less: 196,802 shares in treasury,
 at cost                                      -                        (230,506)
                                         ---------                    ---------
       Total stockholders' equity        5,388,425                    3,695,279
                                         ---------                    ---------
       Total liabilities and
        stockholders' equity           $ 9,071,617                  $ 8,742,039
                                         ---------                    ---------
                                         ---------                    ---------


                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                           Six months ended June 30, Three months ended June 30,
                            1997             1996      1997              1996
Revenues:

Commissions              $ 12,162,909  $ 13,820,907  $ 5,604,060   $ 7,741,773
Principal transactions      2,876,753     5,520,783    1,480,244     3,236,671
Investment banking            225,146       269,416       86,355       240,328
Insurance recovery            650,000          -            -             -
Interest and other income     554,826       501,536      306,396       260,391
                           ----------    ----------    ---------    ----------
                           16,469,634    20,112,642    7,477,055    11,479,163
                           ----------    ----------    ---------    ----------
Expenses:

Commissions, employee
 compensation and benefits 11,727,961    14,176,399    5,365,990     8,115,064
Clearing and floor
 brokerage                  1,280,978     1,940,198      552,653       989,765
Communications and
 occupancy                    882,394       718,983      458,935       377,668
Legal matters and related
 costs                        667,341          -          70,912          -
Other operating expenses      906,808     1,459,041      471,868       936,964
Interest                       53,823        58,078       39,106        22,807
                           ----------    ----------    ---------    ----------

                           15,519,305    18,352,699    6,959,464    10,442,268
                           ----------    ----------    ---------    ----------

Income before income taxes    950,329     1,759,943      517,591     1,036,895

Income taxes                  385,113       720,077      209,689       439,150
                           ----------    ----------    ---------    ----------
Net income                $   565,216   $ 1,039,866  $   307,902  $    597,745
                           ----------    ----------   ----------   -----------
                           ----------    ----------   ----------   -----------

Per share of Common Stock:

   Net income             $      0.06   $      0.12  $      0.03  $       0.07
                           ----------    ----------   ----------   -----------
                           ----------    ----------   ----------   -----------

   Number of shares        10,102,395     9,002,611   10,357,813     9,007,664
                           ----------    ----------   ----------   -----------
                           ----------    ----------   ----------   -----------



                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   Six months ended June 30,
                                                      1997           1996
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income                                     $   565,216   $  1,039,866
Adjustments to reconcile net income to net cash
   used in operating activities:
   Common stock issued with guaranteed selling
    price                                             37,500        140,000
   Depreciation and amortization                     150,012        104,496
   Due from clearing firm                           (430,493)      (366,745)
   Commissions receivable                            224,127       (245,556)
   Securities owned - at market                     (258,377)     1,753,077
   Income tax refund receivable                     (203,480)          -
   Other assets                                      (64,821)      (431,328)
   Deferred income taxes                             395,647        264,390
   Due to clearing firm                                 -        (2,306,032)
   Securities sold but not yet purchased             175,293      1,223,421
   Commissions payable                              (373,153)       402,490
   Accounts payable                                  (26,985)       158,565
   Accrued expenses                               (1,498,054)      (562,469)
   Income taxes payable                                 -          (557,492)
   Other liabilities                                 132,761        289,647
                                                  ----------     -----------
       Total adjustments                          (1,740,023)      (133,536)
                                                  ----------     -----------
       Net cash provided by (used in)
        operating activities                      (1,174,807)       906,330
                                                  -----------    ----------
Cash flows from investing activities:
   Due from officers                                  34,234        18,920)
   Employee and broker receivables                  (273,349)     (431,840)
   Investment in ECM                                    -          (24,000)
   Capital expenditures                              (36,946)     (319,617)
                                                   ---------     ---------
       Net cash used in investing activities        (276,061)     (794,377)
                                                   ---------     ---------
Cash flows from financing activities:
   Proceeds from bank loan                              -          179,625
   Liabilities subordinated to claims of
    general creditors                                250,000          -
   Purchase of common stock                             -           12,825
   Repurchase of common stock                           -         (130,503)
   Proceeds from exercise of common stock options    508,043          -
   Payment of loans payable                          (60,930)      (27,935)
                                                  ----------     ----------
       Net cash provided by financing activities     697,113        34,012
                                                  ----------     ----------
Net increase (decrease) in cash                     (753,755)      145,965
Cash at beginning of year                          1,069,548       845,471
                                                  ----------     ----------
Cash at end of period                            $   315,793    $  991,436
                                                  ----------     ----------
                                                  ----------     ----------


                       See notes to financial statements.

  06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                   Six months ended June 30,
                                                      1997           1996

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                   $    53,823   $    58,078
       Income taxes                              $      -      $ 1,019,000

    Noncash transactions:

       Shares issued with guaranteed
        resale price                             $    37,500   $   140,000
       Tax benefit from exercise of
        stock options                            $   619,887   $      -














                       See notes to financial statements.

  07
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 1 - MANAGEMENT  REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1997 and 1996. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1996.

     The results reflected for the six-month period ended June 30, 1997, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

     Earnings  per share is  computed  by  dividing  net income by the  weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options. The difference between primary and fully diluted earnings per share is not material.

NOTE 3 - STOCK OPTIONS

     During the six month period ended June 30, 1997, a total of 769,975 options issued under the Company's stock option plans were exercised. The Company received proceeds of $508,000 from these transactions. The exercise of the options have also produced benefits to the Company in the form of tax deductible compensation expense totalling $1,469,000. In connection with these deductions, the Company has recorded a deferred tax asset of $620,000 with an offsetting credit to additional paid-in capital as provided by applicable accounting rules.

     The Company also issued a total of 944,500 stock options during the six-month period.

NOTE 4 - NET CAPITAL  REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to the maintenance of minimum net capital, as defined. At June 30, 1997, FMSC had net capital and minimum net capital requirements of $1,837,953 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 1.22 to 1.

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

  08
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997




     The Securities and Exchange Commission has accepted an Offer of Settlement submitted by FMSC relating to the activities of a former affiliate office. The settlement involves the payment of a $50,000 fine, the disgorgement of profits amounting to $175,000 plus interest, and the censure and suspension of one of the Company's principals. The SEC has informally agreed to credit the disgorgement against amounts already due in settlement of related civil litigation. The Offer also requires FMSC to engage an independent compliance examiner to audit the fir's compliance procedures. FMSC has agreed to implement recommendations contained in the examiner's report.

     In January 1997, the Company and FMSC settled a pending customer arbitration for $500,000 in cash. The Company further agreed to issue to the customer and her counsel a total of 150,000 five-year warrants to purchase the Company's Common Stock for $1.25 per share. Two of the Company's officers have agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants. Any differential between the minimum selling price of $1.917 per share and the warrant exercise price of $1.25 per share will be paid to the warrantholders out of a $100,000 escrow account established with personal funds of the officers to secure the guarantee. The warrantholders will have 60 days in which to exercise the warrants and sell the shares, commencing from the date the warrantholders are notified that a registration statement filed to register the shares has been declared effective by the SEC. The registration statement was declared effective on July 31, 1997. The officers will not be obligated to pay the differential with respect to any unexercised warrants and/or unsold shares at the expiration of the 60 day period unless the quoted market price for the Company's common stock is below $1.25 for the entire period. In such an event, the warrantholders will be entitled to tender the warrants to the Company in exchange for the escrowed funds.

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

  09
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of  Operations

     Total revenues for the June 1997 quarter and six month period decreased by 35% and 18%, respectively. Total revenues for the six month period decreased from $20,112,642 in 1996 to $16,469,634 in 1997. Revenues for the second quarter declined from $11,479,163 in 1996 to $7,477,055 in 1997.

     Net income after taxes for the six month period ended June 30, 1997 also declined, from $1,039,866, or $.12 per share in 1996, to $565,216, or $.06 per share, and declined for the second quarter as well from $597,745, or $.07 per share in 1996 to $307,902, or $.03 per share in 1997. Operating income before taxes for the first six months of 1997 decreased to $950,329 in 1996 from $1,759,943 in 1997. For the second quarter, operating income before taxes declined from $1,036,895 in 1996 to $517,591 in 1997.

     The decline in revenues is mainly attributable to a reduction in principal transactions and commission revenues. Principal transactions decreased from $3,236,671 during the second quarter of 1996 to $1,480,244 in the 1997 quarter. Commission revenues also declined from $7,741,773 in 1996 to $5,604,060 for the 1997 quarter.

     The Company believes that the previous trend of continued increases in revenues and earnings has temporarily reversed itself during the first half of 1997 for several reasons. First, management has continued to eliminate problematic and/or potentially problematic registered representative production in an effort to reduce its legal and regulatory exposure. While it is believed that the Company's actions will reduce future legal expense and settlements, eliminating registered representative production impacts gross revenue levels until a commensurate level of new registered representative production is added. In addition, during the second half of 1996 certain individuals responsible for new business development and registered representative recruitment resigned, thereby curtailing the Company's efforts in this area. In early 1997, the Company hired a new business development recruiter and a national sales manager. However, the vacancies in these positions during the last five months of 1996 resulted in the reduction of new business opportunities in the first half of 1997. With the new business development and recruiting team now firmly established, the Company believes that increases in revenues can resume in the second half of 1997, assuming the continuation of a strong equity market.

     Another reason for the decline in volume of business was that during the first half of 1997, certain registered representatives' production had declined significantly as compared to the same period in 1996.

     Investment banking activity also declined in the second quarter of 1997 with a decrease in selling concessions and the absence of any new private placement offerings during the period. The Company expects to continue participating in syndications, and is exploring other opportunities in the investment banking area, including additional private placements and public offerings.

     During the six months ended June 30, 1997, the Company paid commissions, employee compensation and employee benefits of $11,727,961 (71% of total revenues) as compared to $14,176,399 (70% of total revenues) in the comparable 1996 period. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1997 were $9,691,374 (59% of total revenues) as compared to $12,280,635 (61% of total revenues) in 1996. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities.

     For the six months ended June 30, 1997 the Company paid salaries of $1,518,006 for management, operations and clerical personnel, as compared to $1,493,630 in 1996.

     Clearing and floor brokerage costs declined from $1,940,198 (10% of revenues) in 1996 to $1,280,978 (8% of revenues) due to lower transactions volume. The percentage of clearing and floor brokerage costs to total revenue will fluctuate somewhat depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period. The Company also negotiated a more favorable fee structure with its clearing firm in late 1996.

     Communications and occupancy costs rose by $163,411 to $882,394 for the six months ended June 30, 1997. The increase is due to higher telephone charges, market data services and occupancy expenses resulting from the addition of trading personnel, in-house brokers and an expansion of operating facilities. Although it has taken longer than expected, management still contends that growth in this expense category will decrease due to recent negotiations with a long distance carrier establishing lower rates with telephone service as well as the elimination of costs related to the operation of the Company's wide area network. One area expected to be higher is occupancy costs as the Company needs additional space to continue to build its infrastructure.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs, while increasing by $398,337 during the first six months of the year, actually decreased during the second quarter by $59,322 as compared to the 1996 period.

     Other operating expenses decreased from $1,190,037 (6% of revenues) in 1996 to $906,808 (6% of revenues) in 1997. The decrease was due primarily to a temporary reduction in marketing and advertising costs associated with the Company's affiliate recruitment program.

     Operating revenues during the second half of the second quarter, as well as the first part of the third quarter, indicate a strengthening of gross revenue production, although revenue levels for the balance of the year continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets. These markets have recently become more uncertain and volatile.

     Liquidity and Capital  Resources

     During the six months ended June 30, 1997, the Company's cash balances decreased by $753,755 to $315,793. Operating activities used net funds of $1,174,807. Both "long" and "short" inventory positions of securities increased by $258,377 and $175,293, respectively, from December 31, 1996 to June 30, 1997. Management has continued to maintain leaner inventory positions than had been the case prior to 1996. The Company used cash to reduce its accrued expenses during the 1997 period. The balances in the Company's cash, clearing firm and securities inventory accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Expenses for legal matters and related costs of $667,341 during 1997, were incurred primarily during the first quarter. Management's expectation that legal costs would level off during the second quarter were realized. An administrative proceeding brought by the SEC against First Montauk Securities Corp. (FMSC) was finalized during the second quarter. FMSC was ordered to pay a civil penalty of $50,000, and disgorgement in the amount of $227,042 to various customers who were affected by the traders in FMSC's former Houston, Texas branch office. The Commission has agreed to allow the settlement of certain civil proceedings as a credit toward the disgorgement payment. The monetary penalties required by the Order were either paid or accrued for during previous reporting periods.

     Investing activities used cash of $276,061 during the six month period. The Company purchased approximately $35,000 of fixed assets during the 1997 period. Amounts advanced to brokers and affiliates increased by $273,349 in the 1997 period. The increase is attributable to loans to new affiliates, advances to employees, and amounts receivable from brokers. These receivables are generally due on demand. Officer loans receivable were reduced by $34,234, and $17,360 was received by ECM in partial payment of one of its outstanding loans to the Company during 1997.

     Financing activities provided cash of $697,113 in the 1997 period. A total of $508,043 was received from the exercise of 769,975 stock options by various individuals during the first six months of the year. Cash from financing activities was reduced by $60,930 in bank loan repayments. During the second quarter, a subordinated loan agreement between FMSC and a creditor was approved by the National Association of Securities Dealers. The five year, $250,000 loan carries a 8% per annum interest rate. $50,000 of principal plus interest is payable annually on April 1 of each of the next five years.

     Management believes the Company's liquidity needs, at least through the next fiscal year, will be provided by increasing operating income and proceeds received from the exercise of various stock options and warrants which have recently been registered for sale. The Company has filed a registration statement with the SEC for a proposed Rights offering to its shareholders. If and when completed under the terms presently contemplated, the Company will receive gross proceeds of approximately $1,188,000. There is no assurance that the Company will consummate the Rights offering, or what the final terms and conditions might be.

  11
                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

Administrative  Proceeding
--------------------------

     On June 25, 1997, the Securities and Exchange Commission ("SEC") entered an Order Instituting Administrative Proceedings in the Matter of First Montauk Securities Corp. ("FMSC"). The entry of the Order by the SEC was in conjunction with an offer of settlement submitted by FMSC in December 1996. The proceeding arose in connection with an investigation by the SEC of the activities of FMSC's former Houston branch office.

     The Order provides for the entry of a Cease and Desist Order, as well as a Censure against FMSC. FMSC also agreed to certain undertakings involving the retention of an independent consultant to provide recommendations as to First Montauk's supervisory and compliance policy and procedures. The firm was ordered to pay a civil penalty of $50,000, and disgorgement in the amount of $227,042 to various customers who were affected by the traders in FMSC's former Houston, Texas branch office. The Commission has agreed to allow the settlement of certain civil proceedings as a credit toward the disgorgement payment.

Increase of Authorized Shares
-----------------------------

     At the Company's Annual Meeting of Shareholders on June 27, 1997, shareholders holding a majority of the voting shares approved a resolution increasing the authorized common stock from 15,000,000 to 30,000,000 shares. An Amendment to the Company's Certificate of Incorporation was filed on July 2, 1997 increasing the authorized common shares to 30,000,000.

Filing  of Registration  Statements
-----------------------------------

     During the period, the Company filed two separate Registration Statements on Form S-3 with the Securities and Exchange Commission. The first Registration Statement was filed pursuant to a contractual obligation made by the Company to certain warrantholders with registration rights, and also included the registration of shares underlying the Amended Incentive Stock Option Plan, as well as the Senior Management Incentive Plan. The Registration Statement was declared effective on July 31, 1997 by the SEC.

     The second Registration Statement included shares underlying the warrants to be issued in connection with the Company's rights offering to its common shareholders. The offering provides for one subscription Right to be issued for each share of common stock owned by shareholders of record on a date to be determined.

     Three subscription Rights will entitle the holder to purchase one Unit at a price of $.45. Each Unit is expected to consist of one Series A Warrant, one Series B Warrant and one Series C Warrant. Each Warrant will entitle the holder to purchase one share of the Company's common stock under the following conditions:

                                                       Exercise  Period
Warrant                  Exercise Price             From Date of Issuance
-------                  --------------             ---------------------

Series A                      $3.00                    Three years
Series B                       5.00                    Five years
Series C                       7.00                    Seven years

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: August 14, 1997                  /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 EXHIBIT INDEX
                                 -------------

               Exhibit 27 -   Financial Data Schedule