Form 10-Q
period 1997-09-30
FIRST MONTAUK FINANCIAL CORP
filed 1997-11-25
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                                        OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to ----------------

                                                   Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

        New Jersey                                        22-1737915
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                      Identification Number)

Parkway 109 Office Center, 328 Newman Springs Rd., Red Bank, NJ    07701
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:     (732) 842-4700

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

                   Yes    X                                  No
     9,218,354 Common Shares, no par value were outstanding as of November 13, 1997.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                               SEPTEMBER 30, 1997



                                      INDEX


Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
           as of September 30, 1997 and December 31, 1996   ................. 3

           Consolidated Statement of Income for the
            Nine Months ended September 30, 1997 and 1996
            and Three months ended September 30, 1997 and 1996 .............. 4
           Consolidated Statement of Cash Flows for the
            Nine Months ended September 30, 1997 and 1996 ..................  5

            Notes to Financial Statements ................................... 6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................7-8


PART II.  OTHER INFORMATION:

         Item 5.  Other Information.......................................... 9

         Item 6.  Exhibits and Reports on Form 8-K........................... 9

         Signatures......................................................... 10

  03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                              September 30,                     December 31,
         ASSETS                   1997                              1996

Cash                        $     910,808                    $     1,069,548
Securities owned, at market     2,748,318                          2,129,435
Commissions receivable            781,576                            720,381
Due from clearing firm          1,953,509                          1,301,457
Income tax refund receivable      203,480                             -
Employee and broker receivables   751,515                            741,603
Fixed assets-net                1,186,191                          1,200,933
Due from officers                 142,742                            171,978
Other assets                    1,254,046                            854,536
Deferred tax asset                466,498                            552,168
                             -------------                    ---------------

     Total assets           $  10,398,683                    $     8,742,039
                             =============                    ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not
 yet purchased, at market   $     165,677                    $       127,627
Loans payable-bank                366,911                            458,305
Commissions payable             1,876,488                          1,552,218
Accounts payable                  442,208                            494,697
Accrued expenses                  442,321                          1,811,897
Other liabilities                 232,602                            180,516
Liabilities subordinated to
 claims of general creditors      250,000                               -
                             -------------                    ---------------

    Total liabilities           3,776,207                          4,625,260
                             -------------                    ---------------

Common stock issued with
 guaranteed selling price -
 no par value, 173,000 and
 210,500 shares issued and
 outstanding, respectively        346,500                            421,500

Commitments and contingencies
 (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000
 shares authorized, $.10 par
 value, no shares issued and
 outstanding                         -                                  -
Common Stock, no par value,
 30,000,000 shares authorized,
 9,202,354 and 8,222,481 shares
 issued and outstanding,
 respectively                   4,187,892                          3,588,273
Additional paid-in capital        911,871                            243,961
Retained earnings               1,176,213                             93,551
                             -------------                    ---------------
                                6,275,976                          3,925,785
Less: 196,802 shares in
 treasury, at cost                  -                               (230,506)
                             -------------                    ---------------

 Total stockholders'
  equity                        6,275,976                          3,695,279
                             -------------                    ---------------

 Total liabilities and
  stockholders' equity      $  10,398,683                    $     8,742,039
                             =============                    ===============


                       See notes to financial statements.

  04
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                          Nine months ended          Three months ended
                            September 30,               September 30,
                       1997            1996         1997            1996
Revenues:

Commissions         $ 19,508,612  $ 19,299,827   $  7,345,703   $   5,478,920
Principal
 transactions          5,270,309     6,663,900      2,393,556       1,143,117
Investment banking       314,549       482,663         89,403         213,247
Insurance recovery       650,000          -              -               -
Interest and other
 income                  880,263       735,389        325,437         233,853
                     ------------  ------------   ------------   -------------

                      26,623,733    27,181,779     10,154,099       7,069,137
                     ------------  ------------   ------------   -------------

Expenses:

Commissions, employee
 compensation and
 benefits             18,969,519    19,333,288      7,241,558       5,156,889
Clearing and floor
 brokerage             2,143,341     2,484,658        862,363         544,460
Communications and
 occupancy             1,379,534     1,150,870        497,140         431,887
Legal matters and
 related costs           935,448     1,381,077        268,107       1,112,073
Other operating
 expenses              1,303,776     1,558,927        396,968         368,890
Interest                  72,230        80,436         18,407          22,358
                     ------------  ------------   ------------   -------------

                      24,803,848    25,989,256      9,284,543       7,636,557
                     ------------  ------------   ------------   -------------

Income (loss) before
 income taxes          1,819,885     1,192,523        869,556        (567,420)

Income taxes (benefit)   737,223       486,852        352,110        (233,225)
                     ------------  ------------   ------------   -------------

Net income (loss)   $  1,082,662       705,671   $    517,446   $    (334,195)
                     ============  ============   ============   =============

Per share of
 Common Stock:

  Net income (loss) $       0.11  $       0.08   $       0.05   $       (0.04)
                     ============  ============   ============   =============

  Number of shares    10,241,383     8,553,032     10,517,729       7,943,339
                     ============  ============   ============   =============


                       See notes to financial statements.

  05
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Nine months ended September 30,
                                                  1997                  1996
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS
Cash flows from operating activities:
   Net income                                $  1,082,662         $   705,671
Adjustments to reconcile net income
 to net cash used in operating activities:
   Common stock issued with guaranteed
    selling price                                  28,125             335,000
   Depreciation and amortization                  236,450             168,800
   Due from clearing firm                        (652,052)               -
   Commissions receivable                         (61,195)           (528,207)
   Securities owned - at market                  (618,883)          3,076,791
   Income tax refund receivable                  (203,480)               -
   Other assets                                  ( 52,606)           (573,615)
   Deferred income taxes                          753,580             369,173
   Due to clearing firm                              -             (1,331,406)
   Securities sold but not yet purchased           38,050              31,201
   Commissions payable                            324,270              24,184
   Accounts payable                               (52,489)           (107,122)
   Accrued expenses                            (1,119,576)           (426,342)
   Income taxes payable                              -               (607,172)
   Other liabilities                               52,086             (67,135)
                                              -------------        ------------
       Total adjustments                       (1,327,720)            364,150
                                              -------------        ------------
       Net cash provided by (used in)
        operating activities                     (245,058)          1,069,821
                                              -------------        ------------
Cash flows from investing activities:
   Due from officers                               29,236             (30,007)
   Employee and broker receivables                 (9,912)           (456,572)
   Investment in ECM                                 -                (24,000)
   Other assets                                  (257,500)               -
   Capital expenditures                          (221,708)           (440,974)
                                              -------------        ------------
     Net cash used in investing activities       (459,884)           (951,553)
                                              -------------        ------------

Cash flows from financing activities:
   Other assets                                   (89,404)               -
   Proceeds from bank loan                           -                179,625
   Purchase of common stock                          -                 28,731
   Repurchase of common stock                        -               (147,016)
   Proceeds from exercise of common
    stock options                                 727,000                -
   Payment of loans payable                       (91,394)            (43,400)
                                              -------------        ------------
    Net cash provided by financing activities     546,202              17,940
                                              -------------        ------------
Net increase (decrease) in cash                  (158,740)            136,208
Cash at beginning of year                       1,069,548             845,471
                                              -------------        ------------
Cash at end of period                        $    910,808         $   981,679
                                              =============        ============

Supplemental disclosures of cash flow
 information:
 Cash paid during the period for:
   Interest                                  $     72,230         $    80,436
   Income taxes                              $       -            $ 1,019,000

 Noncash transactions:

   Shares issued with guaranteed
    resale price                             $     28,125         $   335,000
   Tax benefit from exercise of
    stock options                            $    667,910         $      -
   Liabilities subordinated to claims of
    general creditors                        $    250,000                -



                       See notes to financial statements.

  06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEM*ENTS
                               SEPTEMBER 30, 1997


NOTE 1 -         MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1997 and 1996. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's audited financial statements at, and for the year ended December 31, 1996.

     The results reflected for the nine-month period ended September 30, 1997, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1997.

NOTE 2 -         EARNINGS PER SHARE

     Earnings  per share is  computed  by  dividing  net income by the  weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the exercise of options. The difference between primary and fully diluted earnings per share is not material.

NOTE 3 -    STOCK OPTIONS

     During the nine-month period ended September 30, 1997, a total of 836,175 options issued under the Company's stock option plans were exercised. The Company received proceeds of $564,500 from these transactions. The exercise of the options have also produced benefits to the Company in the form of tax deductible compensation expense totalling $1,581,000. In connection with these deductions, the Company has recorded a deferred tax asset of $668,000 with an offsetting credit to additional paid-in capital as provided by applicable accounting rules.

     The Company also issued a total of 1,429,500 stock options during the nine-month period.

NOTE 4 -         NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to the maintenance of minimum net capital, as defined. At September 30, 1997, FMSC had net capital and minimum net capital requirements of $2,424,041 and $250,000, respectively. FMSC's ratio of aggregate indebtedness to net capital was 1.26 to 1.

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

     In January 1997, the Company and FMSC settled a pending customer arbitration for $500,000 in cash. The Company further agreed to issue to the customer and her counsel a total of 150,000 five-year warrants to purchase the Company's Common Stock for $1.25 per share. The warrantholders have exercised a total of 130,000 warrants to date.

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

  07
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Operating results for the quarter ended September 30, 1997 showed a strong improvement over the comparable 1996 quarter as well as over the first half of the current fiscal year. The Company reported total revenues of $10,154,000 for the 1997 quarter against $7,069,000 in 1996, increasing 1997 year-to-date revenues to $26,624,000 versus $27,182,000 in the 1996 nine-month period. Revenues had dropped off from 1996 levels earlier in the year partially as a result of management's decision to terminate certain brokers as part of a program to reduce legal and regulatory exposure.

     Revenues gained in the two key categories of commissions and principal transactions during the three months ended September 30, 1997. Quarterly commissions increased by 34% in 1997 to $7,346,000 as compared to $5,479,000 in 1996 due to a particularly strong contribution from agency sales of listed and over-the-counter equity securities. The Company clearly benefited from the continued record gains and volume levels generated by the U.S. stock markets during the 1997 quarter. The Company has also begun to reap the benefits of affiliate recruitment efforts that began earlier in the year.

     Revenues from principal transactions increased by $1,250,000, or 109%, in the 1997 quarter versus the 1996 quarter. The increase was due to a combination of higher transactions volume in the 1997 quarter as well as to a recovery in the performance of the Company's equity trading portfolio. Nine month revenues in 1997 of $5,270,000 remained below 1996 levels of $6,664,000 due to the exceptional gains reported in the first half of 1996 and the disappointing results from market-making and trading activities in the first half of 1997.

     During the nine months ended September 30, 1997, the Company incurred commissions, employee compensation and fringe benefits of $18,970,000 (71% of total revenues) as compared to $19,333,000 (71% of total revenues) in the comparable 1996 period. Commissions paid to registered representatives for 1997 were $15,889,000 (60% of total revenues) versus $16,692,000 (61% of total revenues) in 1996. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities, as well as the relative production of affiliates and in-house brokers during a given period. Affiliates generally receive higher payouts than in-house brokers but are responsible for their own overhead costs. Salaries for management, operations and clerical personnel totalled $2,510,000 for the nine months ended September 30, 1997 as compared to $2,062,000 for the comparable 1996 period. Staff salaries have been trending upward due to overall business expansion. The Company added personnel to its marketing, compliance and operations departments during the 1997 quarter.

     Clearing and floor brokerage costs declined from $2,485,000 in 1996 (9% of revenues) to $2,143,000 in 1997 (8% of total revenues) due primarily to above average business activity in the first half of 1996. The Company also negotiated a more favorable fee structure with its clearing firm in late 1996. On a quarterly basis, however, these costs increased from $544,000 in 1996 to $862,000 in 1997 due to the increase in transaction volume in the September 1997 quarter. The percentage of clearing and floor brokerage costs to total revenue will fluctuate somewhat depending upon the mix of agency and principal business, as well as the average revenue per ticket in a given period.

     Communications and occupancy costs rose by $229,000 to $1,380,000 for the nine months ended September 30, 1997. The increase is due to higher telephone charges, market data services, and occupancy expenses resulting from the addition of trading personnel, in-house brokers, and an expansion of operating facilities. The growth in this category is expected to moderate somewhat due to recently negotiated lower telephone rates, and with the impending discontinuation of the Compan's wide area network. The Company does, however, expect occupancy costs to increase with the continuing expansion of its home office.

     Legal matters and related costs decreased by $446,000 to $935,000 and by $844,000 to $268,000 in the nine-month and three-month periods ended September 30, 1997. This category includes payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. The Company settled significant claims relating to its securities business in 1996 and early 1997. In March 1997, the Company received a $650,000 cash settlement from one of its insurance carriers. The Company is presently reviewing the extent to which settled and pending claims may be covered under other insurance policies. There can be no assurance that the Company will be successful in its efforts to recover additional funds from these insurers.

     Other operating expenses decreased from $1,559,000 (6% of revenues) in 1996 to $1,304,000 (5% of revenues) in 1997. The decrease was due primarily to a temporary reduction in marketing and advertising costs associated with the Company's affiliate recruitment program. Management has recently embarked on a new recruitment campaign, the costs of which will begin to appear in the next quarter.

     The Company's securities business continues to be sensitive to general economic conditions, particularly the interest rate and corporate earnings environment, as well as the outlook of retail investors on global financial markets. These markets have recently become more uncertain and volatile.

Liquidity and Capital Resources

     The balances in the Company's cash, clearing firm and securities inventory accounts can, and do fluctuate significantly from day to day, depending on market conditions, daily trading activity and investment opportunities. Cash decreased by $158,000 from December 31, 1996 to September 30, 1997. Net cash used in operations was $245,000. Net income of $1,083,000 and depreciation expense and other noncash charges of $265,000 were more than offset by increases in securities inventories of $581,000 and reductions in current liabilities of $848,000.

     Cash used in investing activities totalled $460,000 in the first nine months of 1997. The Company has purchased approximately $222,000 of fixed assets since the beginning of the fiscal year. In the current quarter, the Company's leasing subsidiary, Montauk Advisors, Inc. ("MAI") made loans of $258,000 to Global Financial Corp., the financing company which packages and sells leasing contracts through MAI. The purpose of the loans was to assist Global with its short-term cash flow requirements. The loans carry interest at 8% per annum and are due in full on April 1, 1998. Global may seek additional loans from MAI in the short-term, which requests will be considered by the Company on a case-by-case basis. In October, the Company loaned an additional $112,000 to Global. This loan also matures in April 1998.

     Financing activities provided cash of $546,000 in the nine-month period. The Company has received proceeds of $565,000 to date from the exercise of common stock options. During the current quarter, the Company also received $162,000 from the exercise of common stock purchase warrants issued in settlement of a customer complaint. During the second quarter, the National Association of Securities Dealers Regulation, Inc. approved a subordinated loan agreement between the Company and a creditor in the amount of $250,000. The five year loan carries interest of 8% per annum and is payable in five annual installments of $50,000 plus accrued interest on April 1 of each of the next five years. The principal amount had originally been recorded as an accrued expense in 1996.

     The Company is planning a rights offering of Units to holders of record of its common stock on a date to be determined during the fourth quarter of 1997. Each Unit will consist of three Redeemable Common Stock Purchase Warrants exercisable at prices of $3.00, $5.00, and $7.00 per share, respectively. If fully subscribed, the offering of Units will raise gross proceeds of approximately $1,382,000 based on a Unit subscription price of $.45 and the issuance of approximately 3,071,000 Units. The Company cannot give assurance that the offering will occur, or that if it does occur, that it will be fully subscribed.

     The Company believes that its current liquidity, together with the cash flows expected to be generated by operations will be sufficient to meet its cash needs for working capital and capital expenditures for the foreseeable future.

  09
                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.


          None.





Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits

                              Exhibit 11. Computation of Earnings Per Share for the Nine Months Ended September 30, 1997 and 1996 and the Three Months Ended September 30, 1997 and 1996.

                           (b)  Reports on Form 8-K

                           There were no reports on Form 8-K filed.

  10
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                          (Registrant)



Dated: November 13, 1997                          /s/ William J. Kurinsky
                                                  ------------------------
                                                  William J. Kurinsky
                                                  Secretary/Treasurer
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer


                                                  /s/ Herbert Kurinsky
                                                  -----------------------
                                                  Herbert Kurinsky
                                                   President

                                 EXHIBIT INDEX


               Exhibit 11.    Computation of Earnings Per Share
                              for the Nine Months Ended September 30, 1997 and 1996 and the Three Months Ended September 30, 1997 and 1996.

               Exhibit 27 -   Financial Data Schedule

  12
                          FIRST MONTAUK FINANCIAL CORP.
                        COMPUTATION OF EARNINGS PER SHARE


Exhibit 11

                         Nine Months                   Three Months
                      Ended September 30,            Ended September 30,
                      1997           1996            1997           1996
Primary

Net income
(loss)  (a)           $  1,082,662    $   705,671    $   517,446  $  (334,195)
                       ===========     ==========     ==========   ===========

Weighted average
 number of common
 shares outstanding      8,860,543      7,943,171      9,091,749    7,943,339

Assuming exercise
 of options reduced
 by the number of
 shares which could
 have been purchased
 with the proceeds
 from the exercise
 of such options         1,380,840      609,861        1,425,980        0
                        -----------   ----------        ----------   -----------

Weighted average
 number of common
 shares outstand-
 ing, as adjusted      10,241,383    8,553,032        10,517,729    7,943,339
                      ===========   ==========        ===========  ===========

Primary earnings
 per share (a)       $       0.11  $      0.08     $        0.05  $     (0.04)
                      ===========  ===========        ===========  ===========

Additional primary
------------------
computation
-----------

Net income (loss),
 per primary computa-
 tion above                                                       $  (334,195)
                                                                   ===========
 Additional adjustment to
 weighted average number
 of shares outstanding:
Weighted average number of shares
 outstanding, as adjusted per
 primary computation above                                          7,943,339
Add-Dilutive effect of outstanding
 options and warrants (as determined
 by the application of the treasury
 stock method)                                                      1,082,562
                                                                   -----------
Weighted average number of shares
 outstanding, as adjusted                                           9,025,901
                                                                   ===========
Primary earnings per share, as adjusted (b)                       $     (0.04)
                                                                   ===========

Exhibit 11

                         Nine Months                   Three Months
                      Ended September 30,            Ended September 30,
                      1997           1996            1997           1996

Fully diluted
-------------

Net income, as above $  1,082,662  $   705,671     $     517,446  $  (334,195)
                      ============  ===========     =============  ===========

Reconciliation of
 weighted average
 number of shares out-
 standing, as adjusted
 per primary computation
 above, to amount used
 for fully diluted computation

Weighted average number of
 shares outstanding, as
 adjusted per primary
 above                 10,241,383    8,553,032        10,517,729    7,943,339
Additional dilutive
 effect of outstanding
 options and warrants
 (as determined by the
 application of the
 treasury stock
 method)                   46,018       81,108             0            0
                      ------------   ----------      ------------  -----------

                       10,287,401    8,634,140        10,517,729    7,943,339
                      ============   ==========      ============  ===========

Net income (loss)(c) $       0.11  $      0.08     $        0.05  $     (0.04)
                      ============  ===========     =============  ===========


     (a) These figures agree with the related amounts in the Statement of Income.
     (b) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.
     (c)  This  calculation  is  submitted  in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.