Form 10-K
period 1997-12-31
FIRST MONTAUK FINANCIAL CORP
filed 1998-04-16
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
          x         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997
                                       OR
         o TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________

                           Commission File No. 0-6729

                                 FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

       New Jersey                                           22-1737915
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)
328 Newman Springs Road, Red Bank, NJ                         07701
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code              (732) 842-4700
-------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The issuer's revenues for its most recent fiscal year:  $37,742,633.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 7, 1998 was $20,661,935.

The number of shares of Common Stock outstanding, as of April 7, 1998 was 9,630,444.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable





















                            [Cover Page 2 of 2 Pages]

                                     PART I
Item 1.   Business

Introduction

         First Montauk Financial Corp. ("FMFC") is a holding company, which, through its wholly-owned subsidiary, First Montauk Securities Corp. ("FMSC"), is primarily engaged in the operation of an investment banking and securities brokerage firm. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI"). FMSC is a broker-dealer registered with the Securities and Exchange Commission ("SEC"), a member of the National Association of Securities Dealers Regulation, Inc. ("NASD"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC"). FMSC's business activities consist primarily of retail sales and trading of listed and unlisted equity and fixed-income securities; sales of government, municipal and corporate securities; options; commissions earned from individual and institutional securities transactions; and market making activities. FMSC also provides investment banking activities such as private and public securities offerings. In fiscal 1995, FMSC become a registered advisor under the Investment Advisors Act of 1940 and began offering investment advisory services.

         FMSC is currently licensed to conduct its broker-dealer business in 49 states and the District of Columbia. FMSC maintains approximately 124 branch and/or satellite offices, all of which are maintained by affiliates. The Company has approximately 388 registered representatives and services approximately 35,000 retail and institutional customer accounts.

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

         In 1991, MISI was formed for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed in the states of Alabama, Alaska, Arizona, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Maine, Maryland, Michigan, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Virginia, Washington and Wisconsin. MISI derives revenue from insurance-related products and services from the existing base of FMSC's Registered Representatives who are insurance licensed. In fiscal year 1997, the Company earned $1,813,000 in gross commissions from the sale of insurance and insurance related products.

         In 1993, the Company formed Montauk Advisors, Inc. ("MAI") as a wholly-owned subsidiary. MAI engages in the sale of equipment leasing contracts as agent for various leasing companies. The equipment financed to date includes copiers, facsimile machines and other business machines. These leases are sold to various customers from which MAI derives a commission. In fiscal year 1997, MAI suspended this business due to financial concerns with the leasing agent which was furnishing the leases. See "Global Loans" below.

         FMFC and its subsidiaries (with the exception of MISI) each maintain their principal executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701, telephone (732) 842-4700. MISI maintains its principal offices at One Mack Centre Drive, Paramus, New Jersey 07652, telephone (201) 634-0700.

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

Recent  Developments

Rights Offering

         FMFC recently completed an offering (the "Rights Offering") of 3,072,779 units (the "Units"), to holders ("Shareholders") of record of its common stock, no par value (the "Common Stock") at the close of business on December 15, 1997 (the "Record Date"), pursuant to non-transferable rights (the "Rights") to purchase Units at a price of $.45 per Unit (the "Subscription Price"). All of the Units were sold with the Company's shareholders purchasing
1,784,491 Units through the exercise of their basic subscription rights and 1,288,288 Units through the exercise of their over subscription rights. Holders of Rights ("Rights Holders") were not required to pay any brokerage fees for the subscription of Units under the Rights Offering. Rights Holders were able to exercise their Rights until 5:00 p.m. Eastern time on February 16, 1998. The Rights Offering was completed on February 17, 1998 with all of the Units sold.

     Each Unit consisted of one Class A Redeemable Common Stock Purchase Warrant, one Class B Redeemable Common Stock Purchase Warrant and one Class C Redeemable Common Stock Purchase Warrant. Each Class A Redeemable Common Stock Purchase Warrant (the "Class A Warrants"), entitles the holder to purchase from February 17, 1998 to February 17, 2001 one share of Common Stock of the Company (the "Class A Warrant Shares"), at an exercise price of $3.00 per share, subject to adjustment in certain circumstances. Each Class B Redeemable Common Stock Purchase Warrant (the "Class B Warrants"), entitles the holder to purchase from February 17, 1998 to February 17, 2003 one share of Common Stock of the Company, at an exercise price of $5.00 per share, subject to adjustment in certain circumstances. Each Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants"), entitles the holder to purchase from February 17, 1998 to February 17, 2005 one share of Common Stock of the Company (the "Class C Warrant Shares"), at an exercise price of $7.00 per share, subject to adjustment in certain circumstances.

Discount Brokerage Business

         In June 1997 two registered representatives who formerly ran a discount brokerage firm joined FMSC to establish a discount brokerage operation in the Company's Paramus, New Jersey office. To date, the company has earned $167,540 in commissions from Century Discount Securities ("CDS"), which operated as a separate division of FMSC. The primary employees who assisted FMSC in establishing CDS receive a salary and are eligible to receive up to 90% of the commissions generated from CDS after the deduction of operation expenses and salaries. It is anticipated that CDS will continue to expand through the implementation of a new advertising programs. However, the discount brokerage business is highly competitive and there can be no assurance the Company will be able to successfully expand this new business line.

Global Loans

     Montauk Advisors, Inc. ("MAI") has made various loans totaling $1,094,500 to Global Financial Corp. ("Global"), the financing company which sold leasing contracts through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. The loans bear interest at 8% per annum and are due in April and May 1998. MAI, at its sole option, may accept payment on the loans on an installment basis, and may extend any or all of the loans. The first note which was due on April 1, 1998 has been extended to September 1, 1998. Most of the arrears are due from Fem-Com Systems Inc. ("FCS"), Global's affiliated equipment vendor, and Biblio, Inc. "Biblio"), an affiliate of FCS. The notes are guaranteed by Global, FCS, Biblio and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the principal shareholder of FCS and Biblio, the shareholder's personal guarantee, a pledge of the shares of Global and FCS, and various liens on the assets of Global. MAI expects that Global will seek additional loans from MAI in the short-term which will be evaluated on a case by case basis.

         Additionally, MAI has provided certain financing for the purchase of equipment by FCS. FCS is indebted to Global for payment on certain leases and is paying Global from time to time based on its available cash flow. The Company believes that MAI's assistance to FCS in financing current and future equipment purchases, will enable FCS to generate additional cash flow to pay Global, which will eventually enable Global to repay the loans made by MAI. However, there can be no assurance that Global will be able to repay the loans or that the collateral will be sufficient to cover the outstanding principal of the loans in the event of a default.

PacificHealth Laboratories, Inc. Initial Public Offering

     In December 1997 FMSC completed the underwriting of PacificHealth Laboratories, Inc. initial public offering. FMSC, acting as managing underwriter, sold 1,200,000 shares of Common Stock at an offering price of $6.00 per share. FMSC received gross commissions of $673,500 as well as 120,000 Underwriter's Warrants exercisable at $8.70 per share.

Montauk Strategic Alliance Group

     In 1997 the Company created a division called Montauk Strategic Alliance Group ("MSAG"). MSAG was created to provide investment, insurance and financial planning products, services and consulting to certified and public accountants and their clients. The program requires CPAs and PAs to become affiliated registered representatives with the firm and expand the financial services offered to their clients.

Uptick Technologies Agreement

         The Company entered into an agreement (the "Agreement') with Uptick Technologies, Inc. ("Uptick") on August 1, 1997 whereby Uptick agreed to develop, deliver and install certain computer software (the "Uptick software") for FMSC. The Uptick Software consist of certain pre-existing Uptick proprietary software and components specifically developed for FMSC by Uptick. The Uptick Software will be used by FMSC for sales production and operation management. FMSC shall have a perpetual, except as it may be terminated in accordance with the terms of the Agreement, non-exclusive, royalty free license to use the Uptick Software. Uptick will also provide, at FMSC's request, computer consulting services customarily rendered by software consultants in the financial services industry.

New Office Lease

     In March 1997 the Company entered into a new seven year lease commencing February 1, 1998 for 22,762 square feet of gross rentable area in the building currently occupying the Company's headquarters in Red Bank, New Jersey. (See
Item II. Properties/Offices and Facilities).

Advertising/Marketing/Recruiting Campaigns

         In Fiscal 1997 the Company embarked on a new advertising/marketing campaign designed to recruit new account executives for the Company's Affiliate program. The campaign, entitled "The Freedom to Succeed," is directed at recruiting new registered representatives and expanding the affiliate base and encompasses a comprehensive program which includes video and print advertising materials. FMSC produced and filmed a ten minute video titled the "Freedom to Succeed," which introduces First Montauk to registered representatives considering FMSC, as well as advertising material, brochures, folders, and a Product & Services Guide for recruiting purposes.

         FMSC  has  also  expanded  the  marketing  and  advertising   materials
available to existing affiliates. FMSC provides affiliates with compliance approved, personalized ads for newspapers and magazines; 30 second television commercials which can be customized with the affiliates name and photograph; and full color booklets explaining the "independent advantage" to clients.

     FMSC also has a presence on Internet. Phase I of www.firstmontauk.com is complete and serves dual purposes: investor relations and recruiting. Phase II will be complete during the current fiscal year and will enable existing affiliates to access research, accounts, and internal literature on-line.

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

         As of March 11, 1998, FMSC operated 124 affiliate branch and satellite offices in addition to its main office located in Red Bank, New Jersey. There are approximately 388 registered representatives in these offices, as well as 55 support staff employees in the main office. Affiliate branch and satellite offices are located in the following 27 states:

          AFFILIATE BRANCH/                                 AFFILIATE BRANCH/
STATE     SATELLITE OFFICE                  STATE           SATELLITE OFFICE

Alaska            1                     New Hampshire             2
Arizona           2                     North Carolina           10
California        6                     New Jersey               20
Connecticut       5                     New Mexico                1
Delaware          1                     New York                 24
Florida           9                     Ohio                      2
Georgia           3                     Pennsylvania             12
Illinois          2                     Rhode Island              3
Indiana           1                     Texas                     3
Massachusetts     1                     Virginia                  5
Maryland          1                     Washington                4
Minnesota         1                     West Virginia             1
Mississippi       1                     Wisconsin                 1
Missouri          1

FMSC transacts business in the following areas in:

Equities:
         Listed                          28%
         Over-The-Counter                38%
Municipal, Government                     3%
Corporate Bonds                           4%
Unit Investment Trusts                    2%
Mutual Funds                             19%
Options                                   1%
Insurance*                                5%
---------------------------
* A portion of the insurance commission is payable to Montauk Insurance Services, Inc. while variable annuity commission is payable through FMSC.

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

                                                            Period
                                                 Year Ended December 31, 1997

                                                     Amount          Percent
Commissions:

Equity Securities,
  Options and Mutual Funds                        $27,018,244           72%

Principal Transactions:
  Equity Securities, Municipal, Government
  and Corporate Bonds                             $ 7,257,576           19%

Interest and Other Income(1)                      $ 2,033,713            5%

Investment Banking(2)                             $ 1,433,100            4%
                                                  -----------          ----
Total Revenues                                    $37,742,633          100%

--------------------------
1. "Other Income" consists primarily of rental income, dividends, and an insurance recovery.
2.   Investment   banking   revenues   consists  of   commissions,
     selling concessions, consulting fees and other income from syndicate activities and placement agent fees.

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

     Competition among securities brokerages and registered representatives is intense. Larger, more established securities firms with greater financial resources possess an advantage in competing with FMSC and attracting representatives, clients and investment dollars. (See "Business - Competition".)

The Affiliate Program

         FMSC's affiliate program is designed to attract professionals in all phases of the financial services industry to affiliate with FMSC as registered representatives. Management believes that the affiliate program is attractive to established brokers because it combines the flexibility of operating an independent office with the structure and support of an established firm. Currently FMSC has 122 locations operated by registered representatives participating in the affiliate program. It is through this affiliate program that FMSC seeks to continue to expand its customer base and retail activities by adding brokers with established clientele.

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

     For FMSC's percentage of commission obtained, FMSC provides full support services to each of the affiliates including listed stock and options execution, over-the-counter stock trading, research, compliance, supervision and related services. Currently, Schroder & Co., Inc. transacts clearing services for FMSC, and E.D. & F Man International Securities, Inc. and others provide execution services.

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

         FMSC is ultimately responsible for supervising each and every affiliate and related registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. (See "Legal Proceedings"). Effective January 1, 1996, the Company implemented a professional liability errors and omissions insurance program which provides coverage for actions taken by the Company's registered representatives, employees and other agents for actions in connection with the purchase and sale of securities and the administration of individual retirement plans. The program provides coverage for each incident up to $1,000,000 with an aggregate policy limit of $5,000,000, with a deductible per incident of $50,000, the first $5,000 of which is the responsibility of individual representatives. The policy period for these limits is twenty-four (24) months commencing January 31, 1998. Each registered representative is assessed a premium which is payable monthly. The policy excludes claims involving the sale of low-priced or "penny stocks" or partnerships, criminal or deliberate fraudulent acts, defamation and company sponsored employee benefit plans, as well as other exclusions.

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

Investment Banking Activities

         The Company's investment banking revenues are principally derived from participation in public offerings of equity securities and acting as placement agent in the private placement of securities. For the fiscal year ended December 31, 1997, investment banking activities, including sales concessions, accounted for approximately 4% of the Company's revenues.

         To date, the Company has not derived significant or material revenues from its investment banking services. Through its relationships with investment banking clients, the Company intends to expand this business. There can be no assurance that the Company will be successful in these efforts or that future efforts will result in significant revenue or increased profit to the Company. The corporate finance function of the Company seeks to raise capital for corporations in a variety of businesses. In December 1997, FMSC completed its second underwriting of an initial public offering for $7,200,000 of the common stock of PacificHealth Laboratories, Inc. The PacificHealth Laboratories, Inc. offering was the second public offering following the Manhattan Bagel Company, Inc. public offering in 1994, in which FMSC also acted as the managing underwriter. FMSC also participates in other underwritings of corporate securities as a syndicate or selling group member. FMSC participated as a syndicate or selling group member in approximately 90 offerings in fiscal 1997.

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

         FMSC also acted as a placement agent in three private placements during the fiscal year ended December 31, 1997. FMSC is continuously reviewing potential private offerings for future participation. See "Certain Relationships and Related Transactions".

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

         Research Services

         Securities research is intended to play a significant role in FMSC's investment banking business as a service to its customers. Research activities include the review and analysis of general market conditions, industries and specific companies; the issuance of in-depth written reports on companies, with recommendations of specific action to buy, sell or hold; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. Research services are directed primarily at identifying attractive investment opportunities in small, medium and emerging growth companies, and in special situation investments. FMSC presently conducts a limited amount of research activities directly through a research analyst employed by it and also utilizes external sources. These direct research activities principally relate to the preparation of specialized reports on selected securities for general distribution to FMSC's retail customers, and/or research assistance to the Company's retail sales force. The Company also obtains additional research reports and information from various other sources, including through subscription from Solomon Brothers, Schroder Wertheim and Deutsche Morgan Greenfell/C.J. Lawrence.

         Asset Management and Portfolio Advisory Service Fees

         Since 1995, FMSC has been an SEC registered Investment Adviser, providing investment advisory services to clients through both firm-sponsored as well as independent, third-party sponsored advisory programs offered to individual and institutional clients. FMSC is registered as an investment adviser in those states requiring registration, including:

                    Alaska                    New Jersey
                    California                New York
                    Connecticut               North Carolina
                    Delaware                  Pennsylvania
                    Florida                   Rhode Island
                    Indiana                   Texas
                    Massachusetts             Washington
                    Michigan                  West Virginia

Some of the programs available to clients are discretionary management, while others are non-discretionary. Certain programs require the client to pay a single fee for portfolio advisory services, brokerage execution and custody and periodic account performance evaluation.

         Revenues from asset management, asset-based products and portfolio advisory service fees rose to $438,377 in 1997 primarily due to an increase in the number of Company's registered representatives who have established advisory accounts which charge a fee, based on a percentage of assets under management. Fee-based revenues rose due to increases in the number of client fee-based accounts, and a wider choice of fee-based products available to clients and registered representatives.

         Management's  goal is to increase  fee-based  revenues by continuing to
provide   diversified   advisory  services  to  its  affiliates  that  meet  the
requirements of both individual as well as institutional clients.

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

Administration,  Operations,  Transaction
Processing and Customer Accounts

         FMSC currently utilizes the services of Schroder & Co., Inc. as its clearing broker (the "Clearing Broker"). FMSC does not hold any funds or securities of its customers.

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

         As required by the NASD and certain other authorities, FMSC carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The amount of the bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation ("SIPC") for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances with an additional $25,000,000 of protection provided by a private insurance company for the benefit of each customer. SIPC is funded through assessments on registered broker-dealers. SIPC assessments were .00065% of net operating revenues (as defined).

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

         In addition to the above requirements, funds invested as equity capital may not be withdrawn, nor may any unsecured advances or loans be made to any stockholder of a registered broker-dealer, if, after giving effect to such withdrawal, advance or loan and to any other such withdrawal, advance or loan as well as to any scheduled payments of subordinated debt which are scheduled to occur within six months, the net capital of the broker-dealer would fail to equal 120% of the minimum dollar amount of net capital required or the ratio of aggregate indebtedness to net capital would exceed 10 to 1. Further, any funds invested in the form of subordinated debt generally must be invested for a minimum term of one year and repayment of such debt may be suspended if the broker-dealer fails to maintain certain minimum net capital levels. For example, scheduled payments of subordinated debt are suspended in the event that the ratio of aggregate indebtedness to net capital of the broker-dealer would exceed 12 to 1 or if its net capital would be less than 120% of the minimum dollar amount of net capital required.

         At December 31, 1997, FMSC had net capital of approximately $2,398,817 which was $2,148,817 in excess of required net capital, and its ratio of aggregate indebtedness to net capital was 1.28 to 1.

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

Employees

         The Company currently utilizes approximately 388 registered representatives of which 326 are associated with affiliate offices. In addition, the Company employs 55 support employees in the areas of operations, compliance, accounting, administrative and clerical.

     There is an intense competition among securities firms for executives with extensive sales experience. To a large degree, FMSC's future success will depend upon its continuing ability to locate, hire and retain highly skilled investment executives. FMSC considers its relations with its employees to be satisfactory.

Item 2.   Properties

Offices and Facilities

     In March 1997, the Company entered into a new seven year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable area at its executive offices which are located at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. The rent for the premises is
$35,850 per month, and in addition to the base rent, the Company pays as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 1998 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. In March 1998, the Company signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. The First Amendment to the Lease covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The Master Lease and First Amendment also contain a six-year option to renew providing for a base rental payment of approximately $65,000 per month.

     In  June  1996,  Montauk  Insurance   Services,   the  Company's  insurance
subsidiary, leased 3,150 square feet in Paramus, New Jersey to house its administrative offices. In September 1997 the Paramus office also became the home of Century Discount Securities, the Company's new discount brokerage operation. The three year lease provides for monthly base rent of $5,053 for the first year, $5,315 for the second year, and $5,578 for the third year.

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

Item 3.   Legal Proceedings

         Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry, including shareholder class actions which generally seek compensatory damages and rescission.

         In June, 1997, the Securities and Exchange Commission entered an Order against FMSC relating to an alleged failure to supervise a former affiliate office in Houston, TX. Without admitting or denying the findings of the SEC, FMSC consented to the issuance of an Order making findings and imposing remedial sanctions and a Cease-and-Desist Order in the matter of First Montauk Securities Corp., Admin. Proc. File No. 3-9342, Release No. 34-38775 (June 25, 1997) (the "Order"). FMSC was (1) ordered to cease and desist from present or future violations of Securities (15)(c) and 17(a) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 15c3-1, 17a-3, 17a-5 and 17a-11 thereunder, and
(2) censured and required to pay disgorgement in the amount of $175,458, pre-judgment interest in the amount of $51,584 and a civil money penalty in the amount of $50,000. In addition, FMSC was required to retain an independent Consultant to conduct a review of, and to report and make recommendations as to, FMSC's supervisory and compliance policies and procedures, particularly as they relate to the firm's affiliate program and the supervision of the firm's branch offices by the main office. The Consultant issued its draft report during January, 1998. FMSC prepared its response to the Consultant in early February and await receipt of the Final Report. FMSC will then commence implementation of the Consultant's recommendations within the time frame set forth in the order.

        In February, 1997, FMSC entered into a Consent Decree with the State of Florida, without admitting or denying the findings, relating to the alleged failure to supervise a former affiliate office in Houston. FMSC agreed to pay a fine of $15,000, engage an independent consultant, as well as other provisions temporarily limiting brokerage activities in the State of Florida. (See above)

         FMSC has been the subject of other legal actions relating to the sale of securities by the Houston office. In 1996, the Company, without admitting liability or wrongdoing, settled various claims asserted by Escambia County,
Florida for $900,000 in cash. In January 1997, the Company settled another customer lawsuit for $750,000, with $500,000 payable upon execution of settlement documents, and the balance of $250,000 payable in five annual installments of $50,000 plus interest at 8% per annum. The five installments are evidenced by notes payable, which have been subordinated to the claims of the Company's general creditors under a subordination agreement approved by the NASD.

         In fiscal 1997, the Company settled two civil lawsuits and one arbitration in the aggregate amount of $1,706,455. Each of these cases resulted from claims made by customers of the former Houston branch office registered representatives in connection with the purchase of certain Mortgage Backed Securities ("MBS").

         The Company is a defendant in one remaining civil action relating to these matters which is currently pending in the United States District Court for the Northern District of Ohio, Eastern Division, (case number 1:96CV 1063), City of Painesville, Ohio v. First Montauk Financial Corp., First Montauk Securities Corp. et al. The Plaintiff seeks compensatory damages of an unspecified amount estimated by Plaintiff to be not less than $5,000,000 plus punitive damages, attorney's fees, interest and cost. A similar arbitration proceeding was commenced in November 1997 seeking $1,000,000 in damages. The Company is vigorously defending these cases and based upon discussions with special counsel and other information, it believes that it has a meritorious defense to this action. This belief is derived from, among other things, discussions with the Company's counsel.

         In 1997, FMSC settled a customer arbitration for $500,000 in cash. Under terms of the settlement, the Company also issued to the customer and her counsel a total of 150,000 five-year warrants to purchase FMFC common stock for $1.25 per share. Two of the Company's officers agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants and established a $100,000 escrow account with personal funds to secure the guarantee. The warrantholders had a sixty-day period in which to exercise the warrants and sell the shares, commencing from the date that the warrants were registered for resale. The warrant registration became effective in June 1997. The individuals exercised their warrants in 1997 at various dates on which the quoted market price for the shares exceeded the guaranteed price.

         FMSC is also a respondent in certain pending customer arbitrations, and other matters relating to its securities business. These claims are in various stages of progress and are being vigorously contested.

         Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including litigation costs in any particular subsequent quarterly or annual period, or in the aggregate). However, it is possible that the financial condition, results of operations, or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation or proceedings.

         The Company is presently reviewing the extent to which settled and pending claims may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. Discussions with other carriers for reimbursement of settlements paid by the Company are continuing. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future claims, settlements or adverse judgments will be covered under the Company's existing insurance policies.

Item 4.   Submission of Matters on a Vote of Security Holders

            Not Applicable.

                                     PART II

Item 5.  Market of and Dividends on the Company's
         Common Equity and Related Stockholder Matters

A.   Principal Market

     The Company's Common Stock is traded in the over-the-counter market. Trading in the Company's Common Stock is reported on the NASD Bulletin Board system and by the National Daily Quotation Service published by the National Quotation Bureau, Inc. The Company believes that there is an established public trading market for the Company's Common Stock based on the volume of trading in the Company's Common Stock and the existence of market makers who regularly publish quotations for the Company's Common Stock. The Company's Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998.

B.       Market Information

     The Company's Common Stock commenced trading in the over-the-counter market in 1987. On April 7, 1998, the Company's common stock had a high and low bid price of $2.71875 and $2.53125, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 1998                      High $           Low $
     1st Quarter                      2.875            2.00
     2nd Quarter                      2.75             2.50
     (through April 6, 1998)

Fiscal Year 1997                      High $           Low $
     1st Quarter                      3.125             .96
     2nd Quarter                      2.78125          2.4375
     3rd Quarter                      2.75             2.15625
     4th Quarter                      2.875            2.1875

Fiscal Year 1996                      High $           Low $
     1st Quarter                      1.0625            .84375
     2nd Quarter                      2.1875            .8125
     3rd Quarter                      1.53             1.03125
     4th Quarter                       1.13              .80

Item 6. Selected Financial Data

                                   Year ended December 31,
                     1997          1996           1995      1994       1993
Operating results:

Revenues:

Commissions     $ 27,018,244 $ 25,749,690  $ 17,113,296 $ 9,861,294 $ 9,075,148
Net dealer
 inventory amd
 trading gains     7,257,576    7,660,700     9,763,940   7,781,667   8,956,755
Investment banking 1,433,100      634,329       388,249     766,013     531,314
Insurance recovery   650,000         -             -           -          -
Interest and other
 income            1,383,713    1,044,969     1,076,718     691,413     454,425
                  ----------   ----------    ----------  ----------  ----------
Total revenues    37,742,633   35,089,688    28,342,203  19,100,387  19,017,642
                  ----------   ----------    ----------  ----------  ----------
Expenses:

Commissions, employee
 compensation and
 benefits         26,785,205   25,428,184    19,542,578  14,242,933  15,072,621
Clearing and floor
 brokerage         3,021,709    3,139,142     3,112,474   1,828,197   1,672,127
Communications and
 occupancy         1,860,350    1,662,936     1,260,209     961,582     583,257
Legal matters and
 related costs     1,452,001    2,731,997     1,542,328     345,735     108,502
Other operating
 expenses          2,093,670    2,006,615     1,439,926   1,247,345     810,011
Interest              84,695      105,772       192,752     157,660      70,008
                   ---------    ---------     ---------   ---------     -------

Total expenses    35,297,630    35,074,646   27,090,267  18,783,452  18,316,526
                  ----------    ----------   ---------   ----------  ----------

Income before
 income taxes      2,445,003        15,042    1,251,936     316,935     701,116
Income taxes
 (benefit)           968,178       (17,747)     483,848     124,799     (52,525)
                     -------       -------      -------     -------     -------

Net income      $  1,476,825     $ 32,789   $   768,088  $  192,136  $  753,641
Net income
 applicable to
 common stock   $  1,476,825     $ 32,789   $   768,088  $  192,136  $  740,564
Net income per
 common share:
    Basic       $       0.17     $   0.01   $      0.10  $     0.02  $     0.11
    Diluted     $       0.14     $   0.01   $      0.09  $     0.02  $     0.09

Weighted average
 shares outanding
    Basic          8,788,734    7,767,224     8,044,622   8,070,406   6,723,342
    Diluted       10,351,032    8,623,538     8,380,906   8,409,267   8,066,476

Financial condition:

Total assets    $ 11,971,934   $8,742,039   $10,486,967  $7,082,267  $6,800,407
Long-term debt  $    444,844   $  362,380   $    21,612  $   47,544  $    -
Other liabili-
 ties           $  4,287,623   $4,262,880   $ 6,864,409  $4,019,001  $4,743,730
Common Stock
 issued with
 guaranteed
 selling price  $    346,500   $  421,500   $      -     $     -     $   11,500
Stockholders'
 equity         $  6,892,967   $3,695,279   $ 3,600,946  $3,063,266  $2,056,677

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Fiscal 1997 as Compared to Fiscal 1996

     Total revenues for 1997 were $37,742,633, the best revenue performance in the Company's history, as compared to 1996's record levels of $35,089,688. The Company benefited with the rest of the brokerage industry in 1997 from record gains in the U.S. equity markets. Despite continued strong revenue growth, the Company's performance was again negatively impacted by costs totaling $1,452,001 to defend and settle various legal matters during 1997. These costs eroded what would have been additional operating profits for the year.

     Commission income from the sale of listed and over-the-counter securities, mutual funds, insurance products and other agency transactions rose 5% to a record $27,018,244 (72% of total revenues) as compared to $25,749,690 (73% of total revenues) in 1996. The largest revenue increase in 1997 once again came from the rise of mutual fund investments among retail customers, who have continued to participate in the securities markets in record numbers. Mutual fund commission revenues rose from $3,851,731 in 1996 to $5,480,434 in 1997, an increase of 42%. These commissions accounted for 15% of the Company's total revenues in 1997. Commissions from the insurance products division, which began operations in 1995, continued its steady growth rate, increasing sales from $1,719,102 in 1996 to $2,025,967 in 1997, as the Company continued to promote the sale of insurance related products and pursue insurance licensing among its existing registered representatives. Management is making a continued effort to expand the asset management and fee based segments of the Company's business, as these areas continue to increase in favor within the investing public. The Company has increased the number of fee-based packaged products and services to its customers, including insurance, annuity and managed account providers.

     Revenues from principal transactions decreased by 5% from 1996 levels of $7,660,700 (22% of total revenues) to $7,257,576 (19% of total revenues) in 1997. Revenues from market-making activities in over-the-counter equities and trading profits decreased slightly during 1997 as the major focus of the Company's business continued to shift away from executing principal transactions and towards commission and fee based revenue. In addition, the implementation of new order handling and "price improvement" rules have made market-making activities less profitable. The Company has continued to execute more of its over-the-counter equity business on an agency basis, whereby the Company earns commissions for serving as an agent between its customer and another brokerage firm making a market in the particular security being traded.

     Investment banking revenues rose from $634,329 in 1996 to $1,433,100 in 1997. This increase was principally due to the completion of an underwriting for PacificHealth Laboratories, Inc. in December 1997. The Company also participated in approximately 90 syndicate transactions and acted as placement agent for three private placements during the fiscal year. The Company intends to continue exploring various opportunities in the investment banking area, including securities private placements and underwritings.

     Interest income increased by $223,723 to $1,063,092 in 1997, due primarily to higher credit balances in the Company's proprietary accounts, as well as higher credit and margin debit balances in customer accounts during the current fiscal year.

     During 1997 the Company paid commissions, employee compensation and employee benefits of $26,785,205 (71% of total revenues) as compared to $25,428,184 (72% of total revenues) in 1996. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1997 were $22,356,878 (59% of total revenues) as compared to $21,932,573 (63% of total revenues) in 1996. The percentage decrease in 1997 was partially due to the increased level of investment banking income, which involves a lower commission payout. In addition, commission expense as a percentage of total revenues fluctuates depending upon the mix of commission-based business and trading profits or losses, as well as the relative contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers receive a lower commission payout than independent affiliates, but are not generally required to pay their own overhead.

     For 1997, the Company paid salaries of $3,658,010 for management, operations and clerical personnel, as compared to $2,752,482 in 1996. This increase was due in part to the addition of several new key employees, including individuals retained to establish the Company's new discount division, Century Discount Securities. The Company also hired additional trading assistants and other operational and clerical personnel for transactions processing.

     Clearing costs declined slightly from $3,139,142 (9% of revenues) in 1996 to $3,021,709 (8% of revenues) in 1997. The percentage of clearing costs to total revenue will fluctuate depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a particular period.

     Communications and occupancy costs rose by $197,414 to $1,860,350 in 1997, an increase of 12% over 1996. The increase is due to the expansion of the Company's headquarters and higher charges for communication networks and market data services. Management expects this expense category to increase as a result of a new master lease agreement effective February 1998 which expands the Company's facilities. The new seven year lease, as amended, covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The master lease and amendment also contain a six year renewal option providing for a base rental payment of approximately $65,000 per month. The expanded office will house additional registered representatives as well as administrative and clerical personnel. The new facility will also include an expanded order and trading room, as well as improved distribution and operation areas.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs totaled $1,452,001 in 1997, a decrease of 47% from a total of $2,731,997 in the prior year.

     The Company is a defendant in a civil action relating to FMSC's former Houston affiliate office which sold mortgage-backed securities to its customers. The Plaintiff seeks compensatory damages of an unspecified amount estimated by Plaintiff to be not less than $5,000,000 plus punitive damages, attorney's fees, interest and cost. A similar arbitration proceeding was commenced in November 1997 seeking $1,000,000 in damages. The Company is vigorously defending these cases and based upon discussions with special counsel and other information, it believes that it has meritorious defenses to these actions.

     In 1996, FMSC settled a customer arbitration for $500,000 in cash. In 1997, FMSC paid the cash settlement, and also issued 150,000 five-year Warrants to purchase FMFC Common Stock for $1.25 per share to the customer and her counsel. In 1997 the individuals exercised their Warrants from which the Company received proceeds of $187,500.

     The Company has also been the subject of a Securities and Exchange Commission Administrative Order that was entered in June 1997, which resulted in a $50,000 fine and censure. The Company also agreed to disgorge profits of $175,000 from gains on securities sold from the Houston office. The SEC has informally consented to credit the disgorgement against amounts already paid by FMSC in settlement of civil litigations brought by former customers of the Houston office. The settlement also includes the requirement to engage an independent compliance examiner to audit FMSC's compliance procedures.

     FMSC is also a respondent in certain pending customer arbitrations, and other matters relating to its securities business. These claims are in various stages of progress and are being vigorously contested.

     Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including litigation costs in any particular subsequent quarterly or annual period, or in the aggregate). However, it is possible that the financial condition, results of operations, or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation or proceedings.

     The Company is presently reviewing the extent to which settled and pending claims may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. Discussions with other carriers for reimbursement of settlements paid by the Company are continuing. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future claims, settlements or adverse judgments will be covered under the Company's existing insurance policies.

     In an effort to reduce future legal claims and liabilities, the Company has hired an additional staff attorney, a new director of compliance and has engaged the services of an independent compliance consultant to provide recommendations to the Company's management in connection with supervisory and regulatory matters. Management believes that these measures, along with other planned action, will assist in the reduction of customer claims. However, there is no assurance that the Company will be successful in its efforts to reduce such claims in the future.

     Other operating expenses increased from $2,006,615 in 1996 to $2,093,670 in 1997. The Company is continuing to invest in its affiliate recruitment program through increased advertising and marketing campaigns. The Company expects insurance premiums to increase due to additional errors and omissions and fidelity bond coverages.

     The Company's record revenues and profits were achieved as a result of the continued robust economy and favorable investment climate in the United States during 1997. The Company continued its trend of building its infrastructure for future growth, including expansion of the corporate headquarters, new marketing and advertising campaigns, the investment in a new data management system, and the hiring of additional legal and compliance personnel.

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

     Revenues from principal transactions decreased by 22% from 1995 levels of $9,763,940 (34% of total revenues) to $7,660,701 (22% of total revenues). Revenues from market-making activities in over-the-counter equities and trading profits reached record levels in the first half of 1996 as the U.S. equity markets continued to reach record levels. During the third and fourth quarters, however, net revenues in this category trailed off considerably, due to a combination of lower transactions' volume, particularly in the seasonally slow third quarter, and losses sustained in the Company's equity and municipal bond trading portfolios. In addition, the Company has begun to execute more of its over-the-counter equity business on an agency basis, whereby the Company earns commissions for serving as an agent between its customer and another brokerage firm making a market in the particular security being traded. In so doing, the Company can reduce its inventory levels, the corresponding amount of capital required to maintain those levels, and its exposure to losses from fluctuations in market values. The Company also discontinued trading in mortgage-backed securities ("MBS") in 1995 and closed the affiliate office conducting MBS operations. Revenues from MBS transactions totalled $361,158 in 1995.

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

Liquidity and Capital Resources

     Operating activities contributed cash of $420,867 during 1997. Inventory positions of securities held by the Company increased by $1,528,069. A substantial portion of the Company's assets are liquid, consisting of cash and assets readily convertible into cash, such as securities inventories, and receivables due from the Company's clearing firm, which increased by $842,357 to $2,707,782 at the end of 1997. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     In 1997 and 1996, the Company realized tax benefits of $722,605 and $23,789, respectively, related to the exercise of stock options during the fiscal year. (See Note 2 to the consolidated financial statements). These tax benefits are available to reduce actual corporate tax liabilities. Under applicable accounting rules, such benefits are reported as an increase in stockholders' equity rather than as an item of income.

     Investing activities used cash of $1,456,277 in 1997. Capital expenditures of $534,005 consisted primarily of an investment in a new securities back office data management system, additional computer equipment, and furniture and fixtures for the company's home office expansion. The cost to develop the new data management system will continue into 1998. On August 1, 1997, the Company entered into a Software License and Development Agreement with Uptick Technologies, Inc. ("Uptick") to develop, deliver and install a sales production and operations management system, based upon Uptick proprietary software programs and the Company's functional specifications. In payment of the license fee, the Company caused its parent to issue 58,400 shares of its Common Stock to Uptick and to use its best efforts to prepare, file and effect registration of the Shares pursuant to the Securities Act of 1933 with an option to put the stock back to the Company in the event that the Company fails to effect registration of the shares. The license fee and Common Stock have been valued at $175,000. In addition, the Company is obligated to pay Uptick development services charges and consulting service fees at an hourly rate billed monthly and reimburse Uptick for certain costs and expenses. The Company retained the ability to receive from Uptick certain stated percentages (ranging from 20% to 5%) of all license fees earned and received by Uptick for license of the sales production and operations management system to unrelated third parties up to July 7, 2000. The amount of revenue-sharing from license fees will be limited to the total of all contract payments made by the Company to Uptick.

     Amounts advanced to brokers and affiliates increased by $185,592 to $927,195. The increase is attributable to loans to new affiliates as an inducement to join the Company, advances to employees, and receivables from brokers as a result of trading losses and customer debits which are broker obligations. The Company, through its subsidiary, Montauk Advisors, Inc., ("MAI") made loans to Global of $569,500 in 1997. During the first quarter of 1998, MAI made additional loans to Global of $525,000. The loans bear interest at 8% per annum and are due in April and May 1998. MAI at its sole option, may accept payment of the loans on an installment basis, and may extend any or all of the loans. The first note which was due on April 1, 1998 has been extended to September 1, 1998. Global is the finance company, which packaged and sold leases to investors through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. Most of the arrears are due from Fem-Com Copy Systems, Inc. ("FCS"), Global's affiliated equipment vendor and Biblio, Inc. ("Biblio"), an affiliate of FCS. The MAI notes are guaranteed by Global; FCS; Biblio and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the shareholder of FCS and Biblio, a pledge of all of the outstanding shares in Global, and various recorded liens on the assets of FCS and Biblio. MAI expects that Global will seek additional funds to meet its continuing lease payment obligations.

     MAI has provided FCS with working capital financing to purchase equipment for resale to FCS customers. MAI believes, but cannot assure, that by continuing to provide this kind of financial assistance, FCS will be better positioned to repay its indebtedness to Global. MAI charges a 1% commitment fee on the loans plus interest at the rate of 12% per annum. The loans are evidenced by a note which is payable with interest on September 30, 1998.

     Financing activities provided cash of $755,745 in 1997. Proceeds from exercise of stock options and warrants of $850,254 and the receipt of $23,027 from the issuance of shares of common stock was partially offset by payments on bank loans during the year of $117,536, under term notes bearing interest at prime (8.5% at December 31, 1997).

     At December 31, 1997, the Company's broker-dealer subsidiary had net capital of $2,398,817, which was $2,148,817 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was
1.28 to 1.

     Management believes that the Company's liquidity needs at least through the next fiscal year, will be provided by operating income and the proceeds of a rights offering to stockholders of record on December 15, 1997. In March 1998 the Company received gross proceeds of $1,382,750 from the offering of 3,072,779 units; each unit consisting of one Class A Warrant, one Class B Warrant and one Class C Warrant. The warrants have exercise prices and expiration dates as follows:

                  Warrant           Exercise Price            Expiration Date
                  -------           --------------            ---------------

                  Class A           $3.00                     February 17, 2001

                  Class B           $5.00                     February 17, 2003

                  Class C           $7.00                     February 17, 2005


     Should the market price of the Company's common stock increase to the level where any or all of the classes or a portion of the classes of warrants become exercisable, the Company will obtain additional proceeds from the exercise of the warrants.

     In 1997 the Company converted a portion of one of its legal settlement obligations into a subordinated loan with the debtor. The five year $250,000 loan bears interest at the rate of 8% per annum, with payments of $50,000 principal and interest on the declining balance due on the first of April of each of the five years of the loan. The first payment of principal and interest was made on April 1, 1998. The loan is subordinated to the liabilities of FMSC's general creditors, and has been approved as to its form by the NASD.

Purchase Commitments


     In 1997, the Company entered into a three-year agreement with a long distance carrier under which the Company has committed to pay minimum annual charges of $300,000 in each of the three contract years, in consideration of favorable rates on telephone and data communications service during the commitment period.

Year 2000 Issue


     The onset of the year 2000 brings challenges to companies who use and rely on computers and technology as a function of their businesses. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

     The Company has commenced reviewing its compliance with what has come to be known as the Year 2000 issue ("Y2K"). The Company does not create or develop computer programs on its own. Rather, it is reliant on outside vendors for verification of the compliance of their applications which are utilized by the Company. The Company has currently identified 17 programs which are utilized by the Company in various departments, which require compliance with Y2K. We have requested each of these vendors to supply verification that the software which is utilized by the firm is or will be Y2K compliant by the Year 2000. The most significant of these outside vendors is the Company's clearing firm, Schroder & Co., Inc.

     The Company has already received some verbal notices of compliance, but is awaiting a final written confirmation from these vendors. The Company has designated an individual within the organization to coordinate the Y2K compliance issue, to communicate with each of the software and service vendors, to ensure Y2K compliance before the turn of the century. While management has not finalized an estimate of the cost of internal system modifications, it does not believe that these costs will have a material impact on the Company's operations in fiscal 1998.

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

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to /such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Effects of Recently Issued Accounting Standards


     In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

Item 8.    Financial Statements
                  See Financial Statements attached hereto.

Item 9.    Disagreements on Accounting and Financial Disclosure
                  Not Applicable.

                                    PART III
Item 10. Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:

Name                  Age                       Position
----                  ---                       --------

Herbert Kurinsky      66    Director,  President and Chief Executive Officer of
                             FMFC and of FMSC and Registered Options Principal of FMSC

William J. Kurinsky   37    Director,  Vice President,  Chief Operating and
                             Chief Financial Officer and Secretary of FMFC and of FMSC and Financial/Operations Principal of FMSC

Brian M. Cohen        39    Vice President and General and Municipal Securities
                             Principal of FMSC

Edward L. Bayarski    47    President, MISI

Norma Doxey           58    Director

Ward R. Jones, Jr.    67    Director

David I. Portman      57    Director

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

     Brian M. Cohen is a General Securities and Municipal Securities Principal, of FMSC from August, 1986, to present. He is the manager of the fixed-income and government securities department of FMSC. From August, 1984, to August, 1986, he was a vice president and registered representative with Homestead Securities, Inc. Mr. Cohen is a cousin to Mr. Herbert Kurinsky and Mr. William Kurinsky. Brian M. Cohen, one of FMSC's principals, submitted a Settlement Offer in connection with an SEC administrative proceeding which provides for a two month suspension from association with any broker/dealer and an eighteen month bar from acting in any supervisory capacity thereafter. Mr. Cohen also agreed to pay a monetary fine of $5,000.

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

     Norma L. Doxey has been a Director of the Company since December 6, 1988. Ms. Doxey is the Vice President for Operations and a Registered Representative with First Montauk Securities Corp. since September, 1986. From August through September, 1986, she was operation's manager and a Registered Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities.

     Ward R. Jones, Jr. has been a director of the Company since June, 1991. From 1955 through 1990, Mr. Jones was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones is currently a registered representative of First Montauk Securities Corp., but does not engage in any securities business.

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

Certain Reports

     No person who, during the fiscal year ended December 31, 1997, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1997, 1996 and 1995 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation                   Long Term
                                                                   Compensation
                                                                   ------------
                                                         Securities
                                                         Underlying
Name & Principal                                Other Annual      Options/ SARs
Position              Year     Salary   Bonus   Compensation      Granted(1)
--------              ----     ------   -----   ------------      ----------

Herbert Kurinsky     1997  $168,269        0        $  2,724(2)    50,000
 Chairman, Chief     1996  $175,000     $40,000     $ 41,070(2)        0
 Executive Officer(3)1995  $101,000      90,000     $  8,594(2)   200,000

William J. Kurinsky  1997  $158,173        0        $  1,534(4)    75,000
Vice President,      1996  $175,000        0        $ 11,884(4)        0
 Chief Operating and 1995  $121,000     $90,000     $ 39,409(4)   200,000
 Financial Officer
 and Secretary (5)

Brian M. Cohen       1997  $100,000     $ 2,500     $  2,126(6)    50,000
Vice President and   1996  $100,000        0        $ 17,385(6)      0
General Securities   1995  $ 87,115     $15,000     $  6,365(6)     5,000
 Principal, FMSC

Edward L. Bayarski   1997  $125,000         0       $ 55,275(7)       0
 President, MISI     1996  $ 87,308     $ 7,256     $ 38,061(7)    60,000
                     1995  $ 33,654     $ 9,000     $  8,639(7)    40,000


     1) In 1995, the Board of Directors authorized a grant to purchase 200,000 shares of the Company's Common Stock each to Herbert Kurinsky and William J. Kurinsky at an exercise price of $.75 and $.8352 respectively. Mr. Cohen was granted an option to purchase 5,000 shares at $.75. These options have vested and are exercisable until November 5, 2000 for Messrs. Kurinsky, and until December 14, 2000 for Mr. Cohen. In 1996, Edward L. Bayarski was granted an option to purchase 60,000 shares of Common Stock at an exercise price of $1.02 per share. These options vest at 20% a year from the date of grant and expire in 2001. In 1997, the Board of Directors authorized an additional grant to purchase 50,000 shares and 75,000 shares at exercise prices of $.96 and $1.05 to Herbert Kurinsky and William J. Kurinsky, respectively. Mr. Cohen was also granted an additional 50,000 options to purchase stock at an exercise price of $.96 per share. All 1997 option grants expire five years from the date of grant. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     2) Includes: (i) for 1997, commissions of $2,724; (ii) for 1996, an automobile allowance of $7,512, commissions of $10,512, dues of $7,440 and loan forgiveness of $15,606; and (iii) for 1995, an automobile allowance of $8,594.

     3) Mr. Herbert Kurinsky is the beneficial owner of 1,518 shares of the Company's Common Stock as of December 31, 1997, which shares had a market value of approximately $4,317 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     4) Includes: (i) for 1997, commissions of $1,534; (ii) for 1996, loan forgiveness in the amount of $11,884; and (iii) for 1995, commissions of $39,409.

     5) Mr. William Kurinsky is the beneficial owner of 1,348,423 shares of the Company's Common Stock as of December 31, 1997, which shares had a market value of approximately $3,834,578 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     6) Includes: (i) for 1997, commissions of $2,126; (ii) for 1996, commissions of $7,578, and automobile allowance of $4,650 and loan forgiveness of $5,157; and (iii) for 1995, commissions of $2,045 and an automobile allowance of $4,320.

     7) Includes: (i) for 1997, commissions of $55,275; (ii) for 1996, commissions of $38,061; and (iii) for 1995, includes commissions of $8,639.

Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 1997, the Board of Directors met on 5 occasions. Committees of the Board of Directors

     The Board of Directors has established an Audit Committee comprised of William J. Kurinsky and David Portman. The Audit Committee met on 1 occasion during fiscal year 1997. The Audit Committee reviews (i) the Company's audit functions, (ii) with management, the finances, financial condition, and interim financial statements of the Company, and (iii) with the Company's independent auditors, the year end financial statements of the Company. Members of the Audit Committee do not receive additional compensation for such service.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options held as of the year ended December 31, 1997.

                                INDIVIDUAL GRANTS

                    Number of       % of Total
                    Underlying      Granted to     Exercise
                    Options/SARs    Employees in   or Base
     Name           Granted(#)      Fiscal Year    Price ($Sh)   Expiration Date
     ----           ------------    -----------    -----------   ---------------
Herbert Kurinsky    50,000          3.4%           $ .96         1/15/02
William J. Kurinsky 75,000          5.0%            1.05         1/15/02
Brian M. Cohen      50,000          3.4%             .96         1/15/02
Edward L. Bayarski    --             --               --            --


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                             Value of
                    Shares               Number of           Unexercised
                    Acquired             Unexercised         In-the-money
                    on        Value      Options as of       Options at
     Name           Exercise  Realized   December 31,1997    December 31,1997(1)
     ----           --------  --------   ----------------    -------------------
                                         Exercisable/Unexer. Exercisable/Unexer.
Herbert Kurinsky     200,000 $412,711      290,000/0        $  596,688/$0
William J. Kurinsky    ---      ---        515,000/0        $1,064,281/$0
Brian M. Cohen        95,000 $177,247       55,000/0        $  103,406/$0
Edward L. Bayarski    28,000 $ 64,750       24,000/48,000   $   43,770/93,780


     (1) Based upon the closing bid price of the Company's Common Stock on December 31, 1997 ($2.84375 per share), less the exercise price for the aggregate number of shares subject to the options.

Employment Agreements

     In January 1996, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $175,000 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each will also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. In 1997, each formally waived his right to receive a cash bonus for fiscal year 1997. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase up to 20% of all underwriters and/or placement agent warrants or options which are granted to First Montauk Securities Corp. from FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each employee also receives health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile or in the alternative an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

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

     The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Amended Plan will expire in 2006. To date, options to purchase a total of 3,379,000 shares of the Company's Common Stock have been issued under the Amended 1992 Plan.

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

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 260,000 options have been granted to the Company's Non-Executive members of the Board of Directors.

Senior Management Plan

     In 1996, the Company adopted the 1996 Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to 2,000,000 shares of Common Stock either upon issuance of options issued under the Plan or grants of restricted stock or incentive stock rights. Awards may be granted under the Management Plan to executive management employees by the Board of Directors or a committee of the board, if one is appointed for this purpose. The Management Plan provides for four types of awards--stock options, incentive stock rights, stock appreciation rights, and restricted stock purchase agreements. The stock options granted under the Management Plan can be either ISOs or non-lSOs similar to the options granted under the Employee Stock Option Plan, except that the exercise price of non-lSOs shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a Grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of Common Stock. The Board or committee may grant limited SARs which become exercisable upon a "change of control" of the Company. A change of control includes the purchase by any person of 25% or more of the voting power of the Company's outstanding securities, or a change in the majority of the Board of Directors.

     Awards granted under the Management Plan are also entitled to certain acceleration provisions which cause awards granted under the Plan to immediately vest in the event of a change of control or sale of the Company. Awards under the Management Plan may be made until 2006.

     In 1997, the Company granted a total of 175,000 options to three executive officers.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

     The following table sets forth, as of March 24, 1998, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                            Amount and Percentage
and 5% Shareholders (1)                     of Beneficial Ownership (1)
-----------------------                     ---------------------------
                                            Number of Shares    Percent
                                            ----------------    -------

Herbert Kurinsky                               291,518(2)         2.95%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                          1,663,423(3)        16.19%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Brian M. Cohen                                  60,563(4)          *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Edward L. Bayarski                              72,000 (5)         *
One Mack Centre Drive
Paramus, NJ 07652

Ward R. Jones                                  100,000(6)          *
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                     42,400(7)          *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

David I. Portman                               159,800(8)         1.64%
19 Pal Drive
Wayside, NJ 07712

All Directors and                            2,389,704(2-8)      20.78%
Officers as a group
(7 persons in number)

* Less than 1%.
_____________________
     (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

     (2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky, to purchase 290,000 shares of Common Stock.

     (3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 315,000 shares of Common Stock, and 120,000 Class A Warrants, 120,000 Class B Warrants and 120,000 Class C Warrants.

     (4) Includes 55,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, and 1,521 Class A Warrants, 1,521 Class B Warrants and 1,521 Class C Warrants.

     (5) Includes 72,000 shares of Common Stock reserved for issuance upon the exercise of 24,000 vested and presently exercisable stock options and 48,000 shares non-vested stock options.

     (6) Includes 100,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

     (7) Includes 35,000 shares of Common Stock reserved for issuance upon the exercise of 18,000 vested and presently exercisable stock options and 17,000 shares non-vested stock options.

     (8) Includes 60,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, 16,600 Class A Warrants, 16,600 Class B Warrants and 16,600 Class C Warrants.

     NOTE: All Class A Warrants are exercisable at $3.00 per share for a period of three (3) years from February 17, 1998.
               All Class B Warrants are exercisable at $5.00 per share for a period of five (5) years from February 17, 1998.
               All Class C Warrants are exercisable at $7.00 per share for a period of seven (7) years from February 17, 1998.

Item 13.   Certain Relationships and Related Transactions

     For information concerning the terms of the employment agreements entered into between the Company and Messrs. Herbert Kurinsky and William J. Kurinsky, see "Executive Compensation".

     Advances and loans to the Company's three Executive Officers, Herbert Kurinsky, William J. Kurinsky and Brian M. Cohen and Director Norma Doxey, totaling $136,300 are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand.

     The Company served as placement agent in a private placement offering by PacificHealth Laboratories which commenced in August 1995 and was completed in April 1996. PacificHealth sold 250,000 shares of 10% Convertible Preferred Stock in the private placement at $10.00 per share. The Company received commissions of approximately $250,000 from the private placement offering. In December 1997, the Company underwrote an initial public offering of PacificHealth Laboratories from which the Company realized gross commissions of approximately $720,000 before sales concessions, plus reimbursement for expenses (See "Business"). Mr. David Portman, a director of the Company, also serves as an officer and director of PacificHealth, and is a significant stockholder of PacificHealth.

     Additionally, in June 1996 the Company conducted a second private placement on behalf of PacificHealth and received commissions and expenses of approximately $116,000. The second offering consisted of the sale of 287,750 shares of Common Stock of PacificHealth.

     In July 1995, the Company commenced a private placement on behalf of Environmental Coupon Marketing, Inc. ("ECM") a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. In anticipation of the offering, in August 1995, the Company loaned a total of $282,000 to ECM. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and was scheduled to mature on the earlier of a proposed private placement of ECM securities, or August 5, 1996. In August 1996, the Company extended repayment of the loan to July 15, 1997. The Company received a payment of $11,360 in 1997, which was applied against principal. The balance of the loan is currently in default. The second loan, in the original amount of $182,000, is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. The Company sold $52,000 of principal amount of this loan to four unaffiliated investors for face value in 1996. This loan was scheduled to mature on October 5, 1996, at which time the Company extended it for one year to October 5, 1997. The loan is currently in default. Both loans are partially secured by certain equipment owned by ECM. Management has reduced the combined loan balance by $69,000 to its estimated realizable value as of December 31, 1997. The Company does not accrue interest on the ECM notes.

     The Company also purchased 150,000 shares of ECM common stock for $.40 per share, or $60,000 in 1995, and an additional 150,000 shares for $60,000 in 1996. Subsequent to the 1996 purchase, the Company sold 37,500 and 52,500 shares, respectively, to an officer of the Company and a consultant, for cost, or $36,000. In 1997, the Company wrote off the $84,000 balance of its ECM stock investment.

                                     PART IV


Item 14.          Exhibits, Financial Statements
                  and Reports on Form 8-K

     (A)  1. Financial Statements

     See Financial Statements Attached Hereto.

          2.   Exhibits

     Incorporated by reference to the Exhibit Index at the end of this report.

     (B) Reports on Form 8-K During the last quarter of the period covered by this Report, there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FIRST MONTAUK FINANCIAL CORP.


                                               By  /s/ Herbert Kurinsky
                                                 Herbert Kurinsky, President
Dated:  April 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Herbert Kurinsky                                           April 15, 1998
Herbert Kurinsky
President, Chief Executive
Officer and Director


/s/ William J. Kurinsky_                                       April 15, 1998
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director


/s/ Norma Doxey                                                 April 15, 1998
Norma Doxey, Director



/s/ Ward R. Jones, Jr.,                                         April 15, 1998
Ward R. Jones, Jr., Director


/s/ David I. Portman                                            April 15, 1998
David I. Portman, Director

                                 EXHIBITS INDEX


     The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770, and pursuant to 17 C.F.R. Sections
201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the description of such exhibits. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1996, and (********) denotes exhibits filed herewith.

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

  10.16*****   Office Lease Agreement between First Montauk Securities Corp.
               and River Office Equities dated January 31, 1996.

  10.17******* Office Lease Agreement between First Montauk Securities Corp.
               and River Office Equities dated March 5, 1997.

  27           Financial Data Schedule

  28.1*        1992 Incentive Stock Option Plan.

  28.2*        1992 Non-Executive Director Stock Option Plan.

  28.3******   Amended and Restated 1992 Incentive Stock Option Plan.

  28.4******   Non-Executive Director Stock Option Plan - Amended and Restated
               June 28, 1996

  28.5******   1996 Senior Management Incentive Stock Option Plan.

  28.6*******  Employment Agreement between First Montauk Financial Corp. and
               Herbert Kurinsky dated January 1, 1996.

  28.7*******  Employment Agreement between First Montauk Financial Corp. and
               William J. Kurinsky dated January 1, 1996.

  28.8******** First  Amendment to Office Lease  Agreement dated March 5, 1997 between First Montauk Securities Corp. and River Office Equities dated March 3, 1998.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
First Montauk Financial Corp.
Red Bank, New Jersey

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                  Schneider  Ehrlich & Wengrover LLP

Woodbury, New York
March 12, 1998

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                           December 31,
                                                    1997                1996

ASSETS

Cash                                            $   789,883         $ 1,069,548
Due from clearing firm                            2,707,782           1,865,425
Securities owned, at market                       3,150,772           2,129,435
Securities owned, not readily marketable,
 at estimated fair value                            506,732                 --
Commissions receivable                              246,250             156,413
Employee and broker receivables                     927,195             741,603
Furniture, equipment and leasehold
 improvements - net                               1,357,854           1,200,933
Notes receivable                                    938,054             230,000
Due from officers                                   146,691             171,978
Other assets                                      1,164,753             624,536
Deferred tax asset - net                             35,968             552,168
                                                     ------             -------

     Total assets                               $11,971,934         $ 8,742,039
                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Securities sold, but not yet purchased,
 at market                                      $   809,523         $   127,627
Notes payable - bank                                340,769             458,305
Subordinated notes payable                          250,000                  --
Commissions payable                               1,624,316           1,552,218
Accounts payable                                    501,267             494,697
Accrued expenses                                    812,590           1,811,897
Other liabilities                                   394,002             180,516
                                                    -------             -------

     Total liabilities                            4,732,467           4,625,260
                                                  ---------           ---------

Common stock issued with guaranteed
 selling price -
  no par value, 173,000 and 210,500
  shares issued and outstanding,
  respectively                                      346,500             421,500
                                                    -------             -------

Commitments and contingent liabilities
 (See Notes)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 shares authorized, $.10
     par value, no shares issued and outstanding        --                  --
Common Stock, no par value, 30,000,000 shares
     authorized, 9,198,444 and 8,222,481 shares issued
     and outstanding, respectively                4,334,173           3,588,273
Additional paid-in capital                        1,173,437             243,961
Retained earnings                                 1,570,376              93,551
Less:  Deferred compensation                       (185,019)                 --
                                                   --------           ---------
                                                  6,892,967           3,925,785
Less:    196,802 common shares in treasury in
         1996, at cost                                  --             (230,506)
         -----                                    --------            ---------
     Total stockholders' equity                   6,892,967           3,695,279
                                                  ---------           ---------
     Total liabilities and stockholders' equity $11,971,934         $ 8,742,039
                                                ===========         ===========

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                             1997        1996           1995
Revenues:

Commissions                             $27,018,244   $25,749,690   $17,113,296
Net dealer inventory and trading gains    7,257,576     7,660,700     9,763,940
Investment banking                        1,433,100       634,329       388,249
Insurance recovery                          650,000           --            --
Interest and other income                 1,383,713     1,044,969     1,076,718
                                          ---------     ---------     ---------

Total revenues                           37,742,633    35,089,688    28,342,203
                                         ----------    ----------    ----------

Expenses:

Commissions, employee compensation
     and benefits                        26,785,205    25,428,184 19,542,578
Clearing and floor brokerage              3,021,709     3,139,142  3,112,474
Communications and occupancy              1,860,350     1,662,936  1,260,209
Legal matters and related costs           1,452,001     2,731,997  1,542,328
Other operating expenses                  2,093,670     2,006,615  1,439,926
Interest                                     84,695       105,772    192,752
                                         ----------    ---------- ----------

                                         35,297,630    35,074,646 27,090,267
                                         ----------    ---------- ----------

Income before income taxes                2,445,003        15,042  1,251,936


Provision (benefit) for income taxes        968,178       (17,747)   483,848
                                          ---------    ----------  ---------

Net income                              $ 1,476,825   $    32,789 $  768,088
                                        ===========   =========== ==========

Earnings per share data:

     Basic                              $       .17   $       .01 $      .10
                                        ===========   =========== ==========

     Diluted                            $       .14   $       .01 $      .09
                                        ===========   =========== ==========

Number of common shares used in
     basic earnings per share             8,788,734     7,767,224  8,044,622

Incremental shares from assumed
     conversion of options                1,562,298       856,314    336,284
                                          ---------       -------    -------

Number of common shares used in
     diluted earnings per share          10,351,032     8,623,538  8,380,906
                                         ==========     =========  =========

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,
                                            1997           1996        1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
     Net income                           $ 1,476,825   $   32,789   $  768,088
                                          -----------   ----------   ----------
Adjustments to reconcile net income to
     net cash provided by operating
      activities:
     Shares issued to settle legal claims        --        178,650         --
     Loan reserves                             69,000          --          --
     Common stock issued with guaranteed
      selling price                            28,125      421,500         --
     Tax benefit related to exercise of
      stock options                           722,605       23,789         --
     Depreciation and amortization            348,508      272,050      184,818
     Amortization of deferred compensation     21,852          --          --
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
       Commissions receivable                 (89,837)     227,455     (250,901)
       Securities owned - at market        (1,021,337)   4,985,072   (2,197,289)
       Securities owned - not readily
        marketable                           (506,732)         --          --
       Other assets                          (532,728)    (338,846)     (34,863)
       Due from/to clearing firm             (842,357)  (4,171,457)      26,781
       Securities sold but not yet purchased  681,896      (38,755)    (288,600)
       Commissions payable                     72,098       85,028      714,994
       Accounts payable                        12,570      105,385       63,363
       Accrued expenses                      (749,307)     419,782    1,372,891
       Income taxes payable                       --      (621,690)     615,636
       Other liabilities                      213,486     (315,240)     334,345
       Deferred income taxes                  516,200     (182,995)    (309,778)
                                            ---------    ---------    ---------
         Total adjustments                 (1,055,958)   1,049,728      231,397
                                            ---------    ---------    ---------
Net cash provided by operating activities     420,867    1,082,517      999,485
                                            ---------    ---------    ---------

Cash flows from investing activities:
     Due from officers                         25,287      (16,454)      (4,370)
     Employee and broker receivables         (185,592)    (384,078)     156,742
     Capital expenditures                    (534,005)    (668,314)    (435,539)
     Collection of notes receivable            11,360       52,000     (276,000)
     Issuance of notes receivable            (788,414)         --           --
     Purchase of stock in ECM                     --       (60,000)         --
     Sale of stock in ECM                         --        36,000          --
     Other assets                              15,087      (87,460)     (60,000)
                                            ---------    ---------      -------
Net cash used in investing activities      (1,456,277)  (1,128,306)    (619,167)
                                           ----------   ----------     --------

Cash flows from financing activities:
     Proceeds from notes payable - bank           --       479,625          --
     Payment of notes payable - bank         (117,536)     (68,864)     (25,934)
     Stock registration costs                     --           --        (2,814)
     Issuance of common stock                  23,027          --           --
     Proceeds from exercise of stock options
      and warrants                            850,254       89,611       13,985
     Repurchase of common stock                   --      (230,506)    (194,035)
                                            ---------     --------     --------

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                  Years ended December 31,
                                            1997           1996        1995

Net cash provided by (used in) financing
 activities                                   755,745      269,866     (208,798)
                                            ---------      -------     --------
Net increase (decrease) in cash and cash
 equivalents                                 (279,665)     224,077      171,520
Cash and cash equivalents at beginning of
 year                                       1,069,548      845,471      673,951
                                            ---------      -------      -------
Cash and cash equivalents at end of year  $   789,883  $ 1,069,548   $  845,471
                                          ===========  ===========   ==========
Supplemental disclosures of cash flow
information:
     Cash paid (refunded) during the period for:
         Interest                         $    84,695  $   105,772   $  192,752
         Income taxes                     $  (203,480) $ 1,019,242   $  149,722


Transfer of temporary equity to
 permanent capital                        $   103,125


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 31, 1997

                                                   Additional
                                 Common Stock      Paid-in     Retained    Treasury Stock         Deferred         Stockholders'
                              Shares     Amount    Capital     Earnings   Shares      Amount      Compensation        Equity

Balances at January 1, 1995 8,112,406 $3,306,027 $ 417,021   $(707,326)       --          --           --            $3,015,722

Exercise of stock options      23,500     13,985        --          --        --           --          --                13,985
Stock registration costs           --         --    (2,814)         --        --           --          --                (2,814)
Repurchase of common stock   (215,800)        --  (194,035)         --        --           --          --              (194,035)
Net income for the year            --         --        --     768,088        --           --          --               768,088
                              -------     ------  ---------    -------     -----     --------         ---------         -------
Balances at December 31,
 1995                       7,920,106  3,320,012   220,172      60,762        --           --          --             3,600,946

Exercise of stock options     137,375     89,611        --          --        --           --          --                89,611
Tax benefit related to
    exercise of stock options      --         --    23,789          --        --           --          --                23,789
Repurchase of common stock         --         --        --          -- (196,802)   $(230,506)          --              (230,506)
Shares issued to settle legal
    claims                    165,000    178,650        --          --        --           --          --               178,650
Net income for the year            --         --        --      32,789        --           --          --                32,789
                              -------    -------  ---------     ------ ---------   ----------         ----------        --------
Balances at December 31,
 1996                       8,222,481 $3,588,273  $243,961   $  93,551 (196,802)   $(230,506)          --            $3,695,279

Exercise of stock options     973,025    662,754        --          --       --            --          --               662,754
Exercise of common stock
 purchase warrants            150,000    187,500        --          --       --            --          --               187,500
Deferred compensation              --         --   206,871          --       --            --     (206,871)                 --
Amortization of deferred
 compensation                      --         --        --          --       --            --       21,852               21,852
Cancellation of shares
 held in treasury            (196,802)  (230,506)       --          --  196,802      230,506           --                   --
Sale of restricted stock       12,240     23,027        --          --       --            --          --                 23,027
Transfer from temporary
 equity                        37,500    103,125        --          --       --            --          --                103,125
Tax benefit related to
 exercise of stock
 otions                            --        --     722,605         --       --            --          --                722,605
Net income for the year            --        --         --     1,476,825     --            --          --              1,476,825
                              --------   -------    --------   ---------  ------     ---------    --------            ----------

Balances at December 31,
 1997                       9,198,444  $4,334,173  $1,173,437 $1,570,376     --            --     (185,019)           $6,892,967
                            =========  ==========  ========== ========== =======     ==========   =========            ==========


                 See notes to consolidated financial statements.

NOTE 1 -        NATURE OF BUSINESS

     First  Montauk   Financial  Corp.  and  subsidiaries  (the  "Company")  are primarily engaged in securities brokerage, investment banking and trading. The Company's principal subsidiary, First Montauk Securities Corp. ("FMSC"), is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD"). Through FMSC, the Company executes principal and agency transactions, makes markets in over-the-counter securities, and performs underwriting and investment banking services. Customers are located throughout the United States.

     FMSC clears all customer transactions on a fully disclosed basis through an independent clearing firm. Accordingly, FMSC does not carry securities accounts for customers nor does it perform custodial functions related to those securities.

     The Company  also sells  insurance  products and  investments  in equipment
leases,  respectively,   through  two  other  subsidiaries,   Montauk  Insurance
Services, Inc. ("MISI") and Montauk Advisors, Inc. ("MAI").

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     Certain reclassifications have been made to prior year financial statements to conform to the 1997 presentation.

Revenue Recognition

     Securities transactions, investment banking revenues, and commission income and related expenses are recorded on a trade date basis. Securities owned and securities sold but not yet repurchased are stated at quoted market values with unrealized gains and losses reflected in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings.

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

Statement of Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market mutual funds.

Net Income per Share

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No.
15). Earnings per Share is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Earnings per share data have been restated to conform with the provision of SFAS 128. The impact of the change was not material.

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

Stock-based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion no. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. The compensatory value of options issued to outside directors, affiliate brokers, and other non-employees is charged to operations over the vesting period of the option grants.

Income Taxes

     The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (SFAS
109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

     Under APB No. 25, compensation expense arising from the exercise of certain employee stock options is deductible for income tax purposes only. Accordingly, the related tax benefits from these deductions do not affect net income for financial reporting purposes, and are accounted for as increases in additional paid-in capital.

Deferred Registration Costs

     Costs incurred in 1997 in connection with the Company's rights offering (see Note 20) have been deferred and will be changed to capital on the effective date of the registration. Such costs totaled $116,000 in 1997 and are included in Other Assets in the Statement of Financial Condition.

Recently Issued Accounting Pronouncements

     In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Post-retirement Plans" was issued. SFAS 132 standardizes pension disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

NOTE 3 -        TRADING AND INVESTMENT SECURITIES

     Marketable securities owned and sold but not yet purchased consist of trading securities stated at quoted market values, as indicated below:

                                                     December 31,
                                               1997               1996
                                                   Sold but            Sold but
                                                    not yet             not yet
                                         Owned    Purchased  Owned    Purchased

Obligations of U. S. government
   and its agencies              $   304,815  $     --   $    29,647  $     --
State and municipal obligations      515,781        --       203,428    20,735
Corporate stocks and bonds         2,042,020    799,503    1,896,360   105,736
Corporate bonds                      288,156      2,466          --         --
Options and warrants                     --       7,554          --      1,156
                                     -------    -------    ---------  --------

                                  $3,150,772   $809,523   $2,129,435  $127,627
                                  ==========   ========   ==========  ========

     Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company. At December 31, 1997, these securities at estimated fair values consist of the following:

Corporate stocks                                                  $236,640
Options and warrants                                               270,092
                                                                   -------
                                                                  $506,732
                                                                  ========

NOTE 4 -        EMPLOYEE AND BROKER RECEIVABLES

                This account consists of the following:

                                                           December 31,
                                                      1997             1996

                Commission advances                $215,119         $ 99,172
                Loans to brokers and non-executive
                 employees                          712,076          642,431
                                                    -------          -------
                                                   $927,195         $741,603
                                                   ========         ========

     Receivables are generally non-interest bearing and due on demand. Loan principal totaling approximately $96,000 at December 31, 1997 is secured by collateral consisting of cash and securities; the balance is unsecured.

NOTE 5 -        FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following:

                                                           December 31,
                                                     1997             1996

                Furniture and fixtures           $  672,988       $  615,683
                Computer and office equipment     1,442,108        1,030,521
                Leasehold improvements              169,560          163,368
                                                    -------          -------
                                                  2,284,656        1,809,572
                Less:  Accumulated depreciation
                       and amortization            (926,802)        (608,639)
                                                   --------         --------
                                                 $1,357,854       $1,200,933
                                                 ==========       ==========

     Depreciation expense was $348,508,  $272,050 and $184,818 in 1997, 1996 and
1995, respectively.

NOTE 6 - NOTES RECEIVABLE

                                                     1997             1996

                Environmental Coupon
                 Marketing, Inc.                 $149,640         $230,000
                Global Financial Corp.            582,804              --
                Fem-Com Copy Systems, Inc.        205,610              --
                                                  -------          -------
                                                 $938,054         $230,000
                                                 ========         ========

     a) In 1995, the Company loaned a total of $282,000 to Environmental Coupon Marketing, Inc. ("ECM"), a closely-held marketer of recycling programs to retailers featuring store coupons and cash incentives to consumers. The first loan, in the amount of $100,000, bears interest at the rate of 6% per annum and was scheduled to mature on the earlier of a proposed private placement of ECM securities, or August 5, 1996. In August 1996, the Company extended repayment of the loan to July 15, 1997. The Company received a payment of $11,360 in 1997, which was applied against principal. The balance of the loan is currently in default. The second loan, in the original amount of $182,000, is non-interest bearing and may be converted into up to 350,000 shares of ECM common stock at the rate of $.52 per share. The Company sold $52,000 of principal amount of this loan to four unaffiliated investors for face value in 1996. This loan was scheduled to mature on October 5, 1996, at which time the Company extended it for one year to October 5, 1997. The loan is currently in default. Both loans are partially secured by certain equipment owned by ECM. Management has reduced the combined loan balance by $69,000 to its estimated realizable value as of December 31, 1997. The Company does not accrue interest on the ECM notes.

     The Company also purchased 150,000 shares of ECM common stock for $60,000 in 1995, and an additional 150,000 shares for $60,000 in 1996. Subsequent to the 1996 purchase, the Company sold 37,500 and 52,500 shares, respectively, to an officer of the Company and a consultant, for cost, or $36,000. In 1997, the Company wrote off the $84,000 balance of its ECM stock investment.

     b) In 1997, MAI made loans to Global Financial Corp. ("Global"), the financing company that packages and sells leasing contracts through MAI. The loans bear interest at the rate of 8% per annum and are payable in April and May 1998. MAI, at its sole option, may accept payment of the loans on an installment basis over terms of up to thirty-six months. The purpose of the loans is to assist Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. Most of the arrears are due from Fem-Com Copy Systems, Inc.("FCS"), Global's affiliated equipment vendor, and Biblio, Inc. ("Biblio"), an affiliate of FCS. The MAI notes are guaranteed by Global; FCS; Biblio, and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the shareholder of FCS and Biblio, a pledge of all of the outstanding shares in Global, and various recorded liens on the assets of FCS and Biblio. MAI subsequently advanced additional funds to Global (See Note 20).

     c) MAI has provided FCS with working capital financing to purchase equipment for resale to FCS customers. FCS generally pledges profits from these sales towards the repayment of its indebtedness to Global. MAI charges a 1% commitment fee on the loans plus interest at the rate of 12% per annum. The loans are evidenced by a note which is payable with interest on September 30, 1998. FCS may prepay the note in whole or in part prior to maturity.

NOTE 7 -        DUE FROM OFFICERS

     Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand. Interest on these loans totaled $7,817, $9,428 and $6,127 in 1997, 1996 and 1995, respectively.

NOTE 8 -        NOTES PAYABLE - BANK

     These notes evidence three secured term loans: the first loan, obtained in 1994 in the original amount of $77,800 and subsequently repaid, was payable in 36 monthly principal installments of $2,161 plus interest at the prime rate (8-1/2% at December 31, 1997). The other two loans, obtained in 1996 in the original amounts of $179,625 and $300,000, are each payable in 60 monthly principal installments of $2,994 and $5,000, respectively, plus interest at the prime rate. The loans are collateralized by equipment owned by the parent corporation. Principal maturities are scheduled as follows: 1998 - $95,925, 1999
- $95,925, 2000 - $95,925, and 2001 - $52,994.

NOTE 9 -        ACCRUED EXPENSES

     Accrued expenses consist of the following:
                                                             December 31,
                                                        1997             1996

                Reserves for legal matters            $640,000       $1,573,000
                Other                                  172,590          238,897
                                                       -------          -------
                                                      $812,590       $1,811,897
                                                      ========       ==========


NOTE 10 -       INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                     December 31,
                                         1997          1996             1995

                Currently payable
                 (refundable):
                      Federal        $ 299,584      $ 150,505        $ 620,196
                      State            161,134         37,103          181,315
                                       -------         ------          -------
                                       460,718         187,608          801,511
                                       -------         -------          -------

                Deferred:
                      Federal          470,277        (198,875)        (213,867)
                      State             77,183          (6,480)         (75,147)
                                        ------          ------          -------
                                       507,460        (205,355)        (289,014)
                                       -------        --------         --------

                Tax benefit of net
                 operating loss
                 carryforward             --               --           (28,649)

                                     $ 968,178       $ (17,747)       $ 483,848
                                     =========       =========        =========

     The current portion of the federal income tax benefit reflects refundable taxes from the carryback of net operating losses of approximately $260,000.

     Following is a reconciliation of the income tax provision (benefit) with income taxes based on federal statutory rates:

                                                      December 31,
                                        1997             1996           1995

           Expected statutory federal
            income tax                $831,301        $  2,256        $425,658
           Non-taxable income          (12,080)         (5,457)            --
           Non-deductible expenses      10,200           4,576          10,200
           State taxes, net of federal
            tax benefit                146,700         (19,122)         76,639
           Tax benefit of net operating
            loss carryforward              --              --          (28,649)
           Other                        (7,943)            --              --
                                        ------         -------         -------
                                      $968,178        $(17,747)       $483,848
                                      ========        ========        ========

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are:

                                                              December 31,
                                                         1997             1996

                Deferred tax assets:
                      Accrued reserves                 $171,465        $576,705
                      Net operating loss                 87,504          34,511
                      Other                              33,349          19,529
                                                         ------          ------
                                                        292,318         630,745
                                                        -------         -------
                Deferred tax liabilities:
                      Unrealized investment gains       197,990             --
                      Depreciation                       58,360          56,563
                      Other                                 --           22,014
                                                         ------          ------
                                                        256,350          78,577
                                                        -------          ------

                Net deferred tax asset                 $ 35,968        $552,168
                                                       ========        ========

     Management has determined that the Company will be able to realize the tax benefits of the net deferred tax asset based on the expected future reversal of the taxable temporary differences.

NOTE 11 -       COMMITMENTS AND CONTINGENT LIABILITIES

     Operating leases

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2005. The lease for the Company's headquarters has a six-year renewal option through 2011. Following is a schedule of future minimum payments due under non-cancelable leases with terms in excess of one year:

               1998                     $  733,102
               1999                        730,575
               2000                        672,691
               2001                        627,444
               2002                        627,444
               2003 and beyond           1,307,175
                                         ---------
                                        $4,698,431
                                        ==========

     Rent  expense  for  1997,  1996 and 1995  totaled  $309,183,  $245,208  and
$225,683, respectively.

     Employment agreements

     Effective January 1, 1996, the Company approved new employment contracts for two of its officers. The contracts will run for three years, and provide for annual salaries of $175,000 for the first year, with a provision for a 10% annual increase in the second and third years. The agreement also provides for a bonus pool of up to 10% of consolidated pre-tax profits. The bonus pool becomes effective each year only upon the achievement of pre-tax profits exceeding $500,000. The officers waived their bonuses for 1997.

     Legal matters

     In 1997, FMSC entered into an Offer of Settlement with the SEC relating to the activities of a former affiliate office located in Houston, Texas. Under terms of the settlement, FMSC paid a $50,000 fine and agreed to disgorge profits of $175,000 from gains on securities sold by the Houston office. The SEC has informally consented to credit the disgorgement assessment against amounts already paid by FMSC in settlement of civil litigation brought by former customers of the Houston office. The settlement also includes the requirement to engage an independent compliance examiner to audit FMSC's compliance procedures. FMSC entered into a similar consent decree with the State of Florida, pursuant to which FMSC paid a $15,000 fine and agreed to temporary restrictions on brokerage activities in the state. FMSC has been cooperating with ongoing investigations by the SEC and other regulatory authorities into activities of the Houston office.

     FMSC has been the subject of other legal actions relating to the sale of securities by the Houston office. In 1996, the Company, without admitting liability or wrongdoing, settled various claims asserted by Escambia County,
Florida for $900,000 in cash. In January 1997, the Company settled another customer lawsuit for $750,000, with $500,000 payable upon execution of settlement documents, and the balance of $250,000 payable in five annual installments of $50,000 plus interest at 8% per annum. The five installments are evidenced by notes payable, which have been subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASD.

     In 1997, the FMSC settled a customer arbitration for $500,000 in cash. Under terms of the settlement, the Company also issued to the customer and her counsel a total of 150,000 five-year warrants to purchase FMFC common stock for $1.25 per share. Two of the Company's officers agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants and established a $100,000 escrow account with personal funds to secure the guarantee. The warrantholders had a sixty-day period in which to exercise the warrants and sell the shares, commencing from the date that the warrants were registered for resale. The warrant registration became effective in June 1997. The individuals exercised their warrants and sold their shares at various dates in 1997 on which the quoted market price for the shares exceeded the guaranteed price.

     FMSC is also a respondent in certain pending customer arbitrations and other matters relating to its securities business. These claims are in various stages of progress and are being vigorously contested. Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including litigation costs) in any particular subsequent quarterly or annual period, or in the aggregate. However, it is possible that the financial condition, results of operations, or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation.

     The Company is presently reviewing the extent to which settled and pending claims may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. Discussions with other carriers for reimbursement of settlements paid by the Company are continuing. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future settlements or adverse judgments will be covered under the Company's existing insurance policies.

    Consulting Agreement

     In August 1997, the Company and FMSC entered into a contract with a technology consulting firm for computer systems consulting and the development of sales compensation and operations management software. In consideration of the license to use preexisting proprietary software and source code, the Company has agreed to issue the firm a total of 58,400 unregistered shares of its Common Stock. The Company has further committed to register the shares for resale. If the Company fails to register the shares in 1998 as specified in the agreement, the firm will be entitled to put the shares back to the Company for a total of $175,000, or $3.00 per share. In the event the shares are registered, but unsold in whole or in part within 60 days subsequent to delivery of the first phase of development, as defined, the firm may request the Company to pay the difference between $175,000 and the net proceeds from the sale of shares to date. The firm would then be required to surrender any unsold shares to the Company.

     The firm has agreed to share with FMSC a percentage of license fee revenue, as defined, that it earns under future licensing agreements covering the product developed under its contract with FMSC. The amount of revenue-sharing will be limited to the total of all contract payments that FMSC makes to the firm.

     Purchase commitments

     In 1997, the Company entered into a three-year agreement with a long distance carrier under which the Company has committed to pay minimum annual charges of $300,000 in each of the three contract years, in consideration of favorable rates on telephone and data communications service during the commitment period.

     NOTE  12  -  FINANCIAL   INSTRUMENTS  WITH   OFF-BALANCE   SHEET  RISK  and
                  CONCENTRATION OF CREDIT RISK

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

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company places its cash primarily in commercial checking accounts. Balances may from time to time exceed federally insured limits. Cash and securities inventories maintained at FMSC's clearing firm are uninsured.

     NOTE 13 - DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution pension plan [401(k)] covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for 1997, 1996 and 1995 amounted to $33,060, $44,400, and $36,122, respectively.

     NOTE 14 - COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

     During 1996, the Company issued a total of 421,500 restricted shares of its Common Stock in settlement of various customer claims and invoices for legal services. With respect to these shares, the Company has provided a guarantee to pay to the selling stockholder the difference between $2.00 per share and the selling price of the shares upon expiration of the statutory holding period. In 1997, the Company increased the guarantee to $2.75 per share with respect to 37,500 shares. The holders of the restricted shares may elect to retain the shares once the holding period lapses. Such an election will release the Company from any further obligation to the stockholders.

     The Company has established a temporary equity account to record its maximum liability from the guarantees. Payment of any shortfall will be charged to this account. Any balance remaining at the end of the respective holding periods will be credited to permanent capital. In 1997, a total of 37,500 shares were sold in the open market at prices exceeding the guarantee, resulting in a reclassification of $103,125 to permanent capital. The Company has placed a total of $70,000 into escrow accounts to secure some of the remaining guarantees.

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

     In 1996, the Company's stockholders also ratified the 1996 Plan. The Company has reserved 2,000,000 shares for issuance to key management employees. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO shall in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006.

     A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 1997 is presented below:

                                                                      Range of
                                                                      Exercise
                                                 Shares                Prices

  Options outstanding, December 31, 1994       1,331,500        $.41  -   2.625
       Granted                                   863,500         .50  -   1.00
       Canceled                                  (54,000)        .75  -   2.625
       Exercised                                 (23,500)        .41  -    .75
-------------------------------------------------------------------------------
  Options outstanding, December 31, 1995       2,117,500        $.41  -   1.75
       Granted                                   279,000         .875 -   1.33
       Canceled                                 (123,000)        .56  -   1.00
       Exercised                                (137,375)        .50  -   1.00
-------------------------------------------------------------------------------
  Options outstanding,  December 31, 1996      2,136,125        $.41  -   1.75
       Granted                                 1,517,500         .96  -   2.75
       Canceled                                  (56,500)        .56  -   .875
       Exercised                                (973,025)        .41  -   1.75
-------------------------------------------------------------------------------
  Options outstanding,  December 31, 1997      2,624,100        $.41   -  2.75

     Additional information with respect to options under the Company's option plans is as follows:

     Shares of common stock available
      for future grant                                             2,669,800
     Weighted-average grant date fair value of options
      granted during each year using the Black-Scholes
      option pricing model
        1995   $.52
        1996   $.55
        1997   $.73

     The Company applies APB No. 25 in accounting for employee stock options. Accordingly, compensation is recognized in the financial statements only for the fair value of options issued to non-employee directors, consultants and affiliate brokers.

     Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 1997 totaled $21,652.

     Pro forma net earnings and earnings per share information, as required by SFAS No. 123, has been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                       1997           1996               1995

          Risk free interest rates     6.23%          6.05%              5.73%
          Expected option lives        3.75 years     5 years            5 years
          Expected volatilities        46.5%          76.5%              70.04%
          Expected dividend yields        0%             0%                  0%

          The Company's pro forma
           information follows:

          Net income (loss)            1997            1996               1995

          As reported               $1,476,825      $ 32,789           $768,088
          Proforma                   1,246,276       (26,597)           677,124

          Basic income (loss) per share
             As reported                  $.17          $ .01              $.10
             Proforma                      .14           (.01)              .08

          Diluted income (loss) per share
             As reported                  $.14          $ .01              $.09
             Proforma                      .12           (.01)              .08

     The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is amortized over the vesting period of those options as they vest.

     Additional information as of December 31, 1997 with respect to all outstanding options is as follows:

                       Options Outstanding              Options Exercisable
                             Weighted
                             Average     Weighted                    Weighted
                            Remaining    Average                     Average
                   Number   Contractual  Exercise       Number       Exercise
 Range of prices Outstanding   Life       Price      Exercisable      Price

  $ .41 -  .61     214,000     0.25      $0.60        202,000         $0.61
    .69 - 1.05   1,031,400     2.79       0.84        655,070          0.83
   1.06 - 1.30     661,700     4.44       1.13        227,532          1.14
   1.69 - 2.50     597,000     4.24       2.42        478,600          2.42
   2.59 - 2.75     120,000     4.50       2.67        200,000          2.63
 --------------------------------------------------------------------------
                 2,624,100                          1,763,202         $1.48
 --------------------------------------------------------------------------

     NOTE 16 - STOCKHOLDERS' EQUITY

     Recapitalization

     In June 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 15,000,000 to 30,000,000.

     Preferred Stock

     The Company is presently authorized to issue 5,000,000 shares of Preferred Stock, none of which have been issued at December 31, 1996. The preference, if any, to be given to preferred shares is determinable at the time of issuance.

     Stock Repurchases

     In 1996 and 1995, respectively, the Company repurchased a total of 196,802 and 215,800 shares of its Common Stock in the open market for $230,506 and $194,035 under now expired stock buy-back programs authorized by the Board of Directors. All of the repurchased shares have been cancelled.

     Sale of Restricted Stock

     In 1997, the Company sold 12,240 unregistered shares of its Common Stock to an affiliate broker for total consideration of $23,027.

     Issuance of Common Stock

     During fiscal 1996, the Company issued a total of 165,000 shares of its Common Stock to settle various customer claims. The Company recorded a charge to earnings of $178,650 upon issuance of the shares.

     NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, which requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the statement of financial condition. Substantially all of the Company's financial instruments at December 31, 1997, consisting primarily of marketable debt and equity securities, amounts due from FMSC's clearing firm, accounts payable and accrued expenses, and notes payable - bank, are carried at, or approximate fair value due to their short-term nature, the use of mark-to-market accounting for trading securities, or because they carry market rates of interest.

     NOTE 18 - NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 1997, FMSC had net capital $2,398,817, which was $2,148,817 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 1.28 to 1.

     NOTE 19 - RELATED PARTY TRANSACTIONS

     In 1997, FMSC served as underwriter for an initial public offering of PacificHealth Laboratories ("PHL") common stock. One of the directors of the Company is a director, officer and major stockholder of PHL. FMSC also served as placement agent for two private placements of PHL securities in 1996, from which it earned placement fees of $366,000. Management believes that the fees earned by FMSC on the PHL financings represent arm's-length compensation.

     NOTE 20 - SUBSEQUENT EVENTS

     Rights offering

     In February 1998, the Company completed an offering of 3,072,779 Units, each Unit consisting of one Class A Redeemable Common Stock Purchase Warrant, one Class B Redeemable Common Stock Purchase Warrant, and one Class C Redeemable Common Stock Purchase Warrant. The Warrants have the following exercise prices and terms:

                              Exercise Price                 Exercise Period
           Warrant             Per Share                  from Date of Issuance

           Class A               $3.00                         Three years
           Class B                5.00                         Five years
           Class C                7.00                         Seven years

     Each shareholder of record as of December 15, 1997 received three rights for each share of Common Stock held as of the record date, with three rights required to subscribe for a single Unit at a price of $.45 per Unit. The offering raised gross proceeds of $1,382,750 before deducting related costs. As of December 31, 1997, the Company had incurred offering costs of approximately $116,000. The Class A, Class B and Class C warrants will unbundle from the Units and trade separately.

     Loans to Global

     During the period from January 1, 1998 to March 11, 1998, MAI advanced additional funds of $490,000 to Global to repay lease investors. These loans bear interest at 8% per annum and are secured by the same collateral securing earlier MAI loans (see Note 6).