Form 10-Q
period 1998-03-31
FIRST MONTAUK FINANCIAL CORP
filed 1998-05-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No

     9,733,044 Common Shares, no par value, were outstanding as of May 15, 1998.

2
                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 MARCH 31, 1998




                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
            as of March 31, 1998 and December 31, 1997 ....................   3

           Consolidated Statement of Income for the
            Three Months Ended March 31, 1998 and 1997 ....................   4

           Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997 .................... 5-6

           Notes to Financial Statements ..................................   7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................... 8-10


PART II.  OTHER INFORMATION:

        Item 5. Other Information .........................................   11

         Item 6.  Exhibits and Reports on Form 8-K ........................   12

         Signatures .......................................................   13

3
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                 March 31,         December 31,
            ASSETS                                 1998               1997

Cash                                           $ 1,390,292         $   789,883
Due from clearing firm                           2,688,956           2,707,782
Securities owned, at market                      4,140,689           3,150,772
Securities owned, not readily marketable,
 at estimated market value                         109,529             506,732
Commissions receivable                              75,341             246,250
Employee and broker receivables                    772,574             927,195
Furniture, equipment and leasehold
 improvements-net                                1,665,339           1,357,854
Notes receivable                                 1,514,883             938,054
Due from officers                                  140,615             146,691
Other assets                                     1,864,355           1,164,753
Deferred tax asset-net                             215,954              35,968
                                                ----------          ----------

    Total assets                               $14,578,527         $11,971,934
                                                ==========          ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet purchased,
 at market                                     $   733,351         $   809,523
Notes payable-bank                                 316,788             340,769
Subordinated notes payable                         200,000             250,000
Commissions payable                              1,791,780           1,624,316
Accounts payable                                   950,700             501,267
Accrued expenses                                   844,544             812,590
Other liabilities                                1,069,648             394,002
                                                 ---------           ---------

    Total liabilities                            5,906,811           4,732,467
                                                 ---------           ---------

Common stock issued with guaranteed selling
 price - no par value, 173,000 shares issued
 and outstanding                                   346,500             346,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares authorized,
 $.10 par value, no shares issued and outstanding     -                   -
Common Stock, no par value, 15,000,000 shares
 authorized, 9,629,044 and 9,198,444 shares
 issued and outstanding                          4,491,273           4,334,173
Additional paid-in capital                       2,698,054           1,173,437
Retained earnings                                1,590,554           1,570,376
Less:  Deferred compensation                      (454,665)           (185,019)
                                                -----------         -----------
    Total stockholders' equity                   8,325,216           6,892,967
                                                -----------         -----------

    Total liabilities and stockholders'
     equity                                    $14,578,527         $11,971,934
                                                ==========          ==========

                       See notes to financial statements.

4
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                            Three months ended March 31,
                                          1998                       1997
Revenues:

Commissions                           $ 7,627,770                 $  6,558,849
Principal transactions                  2,343,443                    1,396,509
Investment banking                        266,204                      138,791
Insurance recovery                           -                         650,000
Interest and other income                 378,537                      248,430
                                       ----------                  -----------
                                       10,615,954                    8,992,579
                                       ----------                  -----------

Expenses:

Commissions, employee compensation
 and benefits                           8,235,819                    6,361,971
Clearing and floor brokerage              846,483                      728,325
Communications and occupancy              596,991                      423,459
Legal matters and related costs           300,574                      596,429
Other operating expenses                  571,314                      434,940
Interest                                   28,570                       14,717
                                       ----------                   ----------

                                       10,579,751                    8,559,841
                                       ----------                   ----------
Income before income taxes                 36,203                      432,738

Income taxes                               16,025                      175,424
                                       ----------                   ----------

Net income                            $    20,178                  $   257,314
                                       ==========                   ==========

Per share of Common Stock:

  Basic                               $      0.00                  $      0.03
                                       ==========                   ==========

   Diluted                            $      0.00                  $      0.03
                                       ==========                   ==========

Number of common shares used in
 basic earnings per share               9,609,080                    8,532,818
Incremental shares from assumed
 conversion of options                  1,058,084                    1,326,856
                                       ----------                   ----------

Number of common shares used in
   diluted earnings per share          10,667,164                    9,859,674
                                       ==========                   ==========

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Three months ended March 31,
                                                    1998               1997
INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
 Net income                                      $   20,178         $  257,314
                                                  ---------          ---------

Adjustments to reconcile net income to
 net cash used in operating activities:
 Common stock issued with guaranteed selling
  price                                                -                37,500
 Tax benefit related to exercise of stock options    37,213               -
 Depreciation and amortization                       84,615             89,177
 Amortization of deferred compensation               64,521               -
 Other                                               22,000               -
 Increase (decrease) in cash attributable to
  changes in assets and liabilities
 Due from clearing firm                              18,826            329,971
 Securities owned - at market                      (989,917)          (221,712)
 Securities owned-not readily marketable            397,203               -
 Commissions receivable                             170,909            118,823
 Other assets                                      (815,597)          (302,337)
 Deferred income taxes                             (179,986)           174,136
 Securities sold but not yet purchased              (76,172)           (60,489)
 Commissions payable                                167,464           (412,738)
 Accounts payable                                   449,433             15,662
 Accrued expenses                                     9,954           (655,531)
 Other liabilities                                  675,646            (63,295)
                                                  ---------          ----------
   Total adjustments                                 36,112           (950,833)
                                                  ---------          ----------

   Net cash provided by (used in) operating
    activities                                       56,290           (693,519)
                                                  ---------          ----------

Cash flows from investing activities:
 Due from officers                                    6,076             36,289
 Employee and broker receivables                    154,621           (117,351)
 Issuance of notes receivable                      (759,816)            17,360
 Repayment of notes receivable                      182,987               -
 Capital expenditures                              (392,101)           (34,672)
                                                 ----------          ---------
   Net cash used in investing activities           (808,233)           (98,374)
                                                 ----------          ---------
Cash flows from financing activities:
 Payment of notes payable-bank                      (23,981)           (30,465)
 Payment of subordinated notes payable              (50,000)              -
 Proceeds from rights offering                    1,382,751               -
 Registration costs                                (113,518)              -
 Proceeds from exercise of common stock options     157,100            447,812
                                                  ----------         ---------

   Net cash provided by financing activities      1,352,352            417,347
                                                  ---------          ---------
Net increase (decrease) in cash                     600,409           (374,546)
Cash at beginning of year                           789,883          1,069,548
                                                  ---------          ---------
Cash at end of period                            $1,390,292         $  695,002
                                                  =========          =========



                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                 Three months ended March 31,
                                                    1998               1997

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                    $   28,570         $   14,717
     Income taxes                                $     -            $     -
























                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 1998 and 1997. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 1998, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No.
15). Earnings per Share is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Earnings per share data for the 1997 period have been restated to conform with the provisions of SFAS 128. The impact of the change was not material.

NOTE 3 - NOTES RECEIVABLE

     During the 1998 quarter, the Compan's subsidiary, Montauk Advisors, Inc., advanced $525,000 to Global Financial Corp. ("Global") to help Global meet its obligations to lease investors. As of March 31, 1998, MAI had loaned a total of $1,094,500 to Global. The loans bear interest at the rate of 8% per annum, with scheduled maturities, as extended, of $369,500 on September 1, 1998 and $725,000 on October 1, 1998. The loans were originally due on April 1, 1998 and May 1, 1998, respectively. Subsequent to March 31, 1998, MAI made additional loans to Global totaling $190,000.

     MAI is also continuing to provide short-term working capital loans to FemCom Business Systems ("FCS"), Global's affiliated equipment vendor, to purchase equipment for resale to FCS customers. FCS owed MAI $239,550 including accrued interest at March 31, 1998.

NOTE 4 - RIGHTS OFFERING

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

     Each shareholder of record as of December 15, 1997 received three rights for each share of Common Stock held as of the record date, with three rights required to subscribe for a single Unit at a price of $.45 per Unit. The offering raised gross proceeds of $1,382,751 before deducting related costs of approximately $230,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Total revenues for the three months ended March 31, 1998 increased 18% to $10,615,954, as compared to $8,992,579 in the same period in 1997. Net income for the 1998 first quarter was $20,178, or $.00 per diluted share, compared to $257,314, or $.03 per diluted share, in the first quarter of 1997. Results for the 1997 period include a $650,000 insurance recovery related to previously settled legal matters. Absent this recovery, total revenues for the quarter ended March 31, 1998 would have increased 27%, as compared to the same period in 1997. The increase in revenue is attributable to strong securities markets and commission revenues generated by newly added registered representatives.

     Commission revenues from the sale of listed and over-the-counter securities, mutual funds, fees from managed accounts and other agency transactions increased to $7,627,770 (72% of gross revenues) in the first quarter of 1998 as compared to $6,558,849 (73% of gross revenues) in the first quarter of 1997. This increase resulted primarily from agency equity and mutual fund transactions as retail investment volume maintained its strong levels during the 1998 quarter.

     Revenues from principal transactions increased to $2,343,443 (22% of gross revenues) for the quarter ended March 31, 1998 as compared to $1,396,509 (15.5% of gross revenues) for the same period in 1997. The growth is attributable to a combination of increased municipal and government bond trading revenues, as well as an increase in equity trading gains.

     Investment banking revenues increased from $138,791 in 1997 to $266,204 in the 1998 quarter. This increase is a result of the Company's participation as a selling group member in a number of public offerings. The Company expects to continue participating in syndications, and will pursue additional opportunities in the investment banking area, including private placements and public offerings.

     During the 1998 quarter the Company paid commissions, employee compensation and employee benefits of $8,235,819 (78% of gross revenues) as compared to $6,361,971 ( 71% of gross revenues) in 1997. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. The Company paid salaries of $1,033,215 for management, operations and clerical personnel, as compared to $ 776,532 in 1997. This increase was due in part to the addition of various key management personnel during the latter part of fiscal 1997, as well as a general increase in employee salaries.

     Commissions paid to registered representatives for the first quarter 1998 was $6,860,226 (65% of gross revenues) as compared to $5,213,762 (62% of gross revenues) in 1997. Commission compensation is directly related to the level of revenues generated from firm principal and agency trading, as well as the commission payout percentage to individual registered representatives. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions. This percentage will also fluctuate based upon the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

     Clearing costs increased in 1998 to $846,483 (8% of gross revenues) from $728,325 (8% of gross revenues) in 1997. The increase in clearing costs was attributable to a larger number of overall transactions by the firm's registered representatives. The percentage of clearing costs to gross revenues can fluctuate depending upon the product mix. Some transactions have a higher execution and clearing cost than others.

     Communications and occupancy costs rose by $173,532, or 41%, to $596,991 during the 1998 quarter. The increase is due to the expansion of the Company's headquarters and higher charges for communication networks and market data services. Management expects this expense category to increase as a result of a new master lease agreement effective February 1998 which expands the Company's facilities. The new seven-year lease, as amended, covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The master lease and amendment also contain a six-year renewal option providing for a base rental payment of approximately $65,000 per month. The expanded office will house additional registered representatives as well as administrative and clerical personnel. The new facility will also include an expanded order and trading room, as well as improved distribution and operation areas.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs decreased from $596,429 in 1997 to $300,574 in 1998. The Company is presently reviewing the extent to which settled and pending claims may be covered under its insurance policies. There can be no assurance that the Company will be successful in its efforts to recover additional funds from these insurers.

     Other operating expenses increased from $434,940 (5% of gross revenue) in 1997 to $571,314 (5% of gross revenues) in 1998. The increase was due primarily to the implementation of the Company's new advertising and marketing campaigns designed to attract new affiliated registered representatives. These programs include a new Internet web site, print brochures and a recruiting video, as well as a 30-second television ad.

     Operating results will continue to be sensitive to general economic conditions, particularly the interest rate environment, and the outlook of retail investors on the financial markets and management's ability to contain administative costs.

Liquidity and Capital Resources

     Operating activities contributed cash of $56,290 during the 1998 quarter. During the quarter, inventory positions of securities held by the Company increased by $1,066,089. A substantial portion of the Company's assets are liquid, consisting of cash and assets readily convertible into cash, such as securities inventories, and receivables due from the Company's clearing firm. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     The Company realized a tax benefit of $37,213 related to the exercise of stock options during the first quarter of 1998. This tax benefit is available to reduce actual corporate tax liabilities. Under applicable accounting rules, such benefits are reported as an increase in stockholders' equity rather than as an item of income.

     Other assets increased by $699,602 due primarily to the Company's prepayment of its Errors & Omissions and Directors' and Officers' liability insurance policies. These policies were renewed for two and three year terms, respectively, during the first quarter of 1998. Other liabilities increased by $675,646 due to the Company's financing of the aforementioned policies.

     Investing activities used cash of $808,233 in the 1998 period. Capital expenditures of $392,101 consisted primarily of an investment in a new securities back office data management system, additional computer equipment, and furniture and fixtures for the company's home office expansion. On August 1, 1997, the Company entered into a Software License and Development Agreement with Uptick Technologies, Inc. ("Uptick") to develop, deliver and install a sales production and operations management system, based upon Uptick proprietary software programs and the Company's functional specifications. In payment of the license fee, the Company will issue 58,400 shares of its Common Stock to Uptick and use its best efforts to register the shares. The license fee and Common Stock have been valued at $175,000. The agreement also provides to Uptick an option to put the stock back to the Company at a price of $3.00 per share in the event that the Company fails to effect a timely registration of the shares. The Company will also compensate Uptick for development and consulting service fees at an hourly rate billed monthly and reimburse Uptick for certain costs and expenses. The Company retained the right to receive from Uptick certain stated percentages (ranging from 20% to 5%) of all license fees earned and received by Uptick for license of the sales production and operations management system to unrelated third parties up to July 7, 2000. The amount of revenue sharing from license fees will be limited to the total of all contract payments made by the Company to Uptick.

     Amounts owed by brokers and employees decreased by $154,621 to $772,574. The net decrease is attributable to repayments on certain loans, decrease in trading receivables and write-offs of forgivable loans.

     In 1997 and the first quarter of 1998, the Company, through its subsidiary, Montauk Advisors, Inc., ("MAI") has made various loans totaling $1,094,500 to Global Financial Corp. ("Global"), the financing company which sold leasing contracts through MAI. The loans bear interest at 8% per annum and were originally due in April and May 1998. MAI at its sole option, may accept payment of the loans on an installment basis, and may extend any or all of the loans. The notes have been extended to September 1, and October 1, 1998. Global is the finance company, which packaged and sold leases to investors through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. Most of the arrears are due from Fem-Com Copy Systems, Inc. ("FCS"), Global's affiliated equipment vendor and Biblio, Inc. ("Biblio"), an affiliate of FCS. The MAI notes are guaranteed by Global; FCS; Biblio and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the shareholder of FCS and Biblio, a pledge of all of the outstanding shares in Global, and various recorded liens on the assets of FCS and Biblio. MAI expects that Global will continue to seek additional funds to meet its continuing lease payment obligations.

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

     Financing activities provided cash of $1,352,352 during the 1998 period. Net proceeds from a rights offering to shareholders of $1,269,233 and proceeds from the exercise of stock options of $157,100 were partially offset by payments on bank loans during the quarter of $23,981 under term notes bearing interest at 8 1/2% at March 31, 1998, and the first principal payment of $50,000 to National Guardian Life Insurance Company under the terms of a subordinated loan agreement.

     Management believes that operating income and the proceeds of a rights offering to stockholders, at least through the current fiscal year, will provide the Company's liquidity needs. In March 1998, the Company received gross proceeds of $1,382,751 from the offering of 3,072,779 units; each unit consisting of one Class A Warrant, one Class B Warrant and one Class C Warrant. The warrants have exercise prices and expiration dates as follows:

                  Warrant           Exercise Price   Expiration Date

                  Class A           $3.00            February 17, 2001

                  Class B           $5.00            February 17, 2003

                  Class C           $7.00            February 17, 2005

     Should the market price of the Company's common stock increase to the level where any or all of the classes or a portion of the classes of warrants become exercisable, the Company may obtain additional proceeds from the exercise of the warrants.

     In 1997 the Company converted a portion of one of its legal settlement obligations into a subordinated loan with the debtor. The five year $250,000 loan bears interest at the rate of 8% per annum, with payments of $50,000 principal and interest on the declining balance due on the first of April of each of the five years of the loan. The first payment of principal and interest was made on March 31, 1998. The loan is subordinated to the liabilities of FMSC's general creditors, and has been approved as to its form by the NASD.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

Rights Offering

     During the reporting period the Company completed an offering (the "Rights Offering") of 3,072,779 units (the "Units"), to holders ("Shareholders") of record of its common stock, no par value (the "Common Stock") at the close of business on December 15, 1997 (the "Record Date"), pursuant to non-transferable rights (the "Rights") to purchase Units at a price of $.45 per Unit (the "Subscription Price"). All of the Units were sold with the Company's shareholders purchasing 1,784,491 Units through the exercise of their basic subscription rights and 1,288,288 Units through the exercise of their over subscription rights. Holders of Rights ("Rights Holders") were not required to pay any brokerage fees for the subscription of Units under the Rights Offering. Rights Holders were able to exercise their Rights until 5:00 p.m. eastern time on February 16, 1998. The Rights Offering was completed on February 17, 1998 with all of the Units sold. The Company received gross proceeds of $1,382,751.

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

Global Loans

     Montauk Advisors, Inc. ("MAI") has made various loans totaling $1,284,500 to Global Financial Corp. ("Global"), the financing company which sold leasing contracts through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. The loans bear interest at 8% per annum and were originally due in April and May 1998. MAI, at its sole option, may accept payment on the loans on an installment basis, and may extend any or all of the loans. The notes have been extended to September 1, and October 1, 1998. Most of the arrears are due from Fem-Com Systems Inc. ("FCS"), Global's affiliated equipment vendor, and Biblio, Inc. ("Biblio"), an affiliate of FCS. The notes are guaranteed by Global, FCS, Biblio and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the principal shareholder of FCS and Biblio, the shareholder's personal guarantee, a pledge of the shares of Global and FCS, and various liens on the assets of Global. MAI expects that Global will seek additional loans from MAI in the short-term, which will be evaluated, on a case by case basis.

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

                                               FIRST MONTAUK FINANCIAL CORP.
                                               (Registrant)



Dated: May 15, 1998                            /s/ William J. Kurinsky
                                               -------------------------
                                               William J. Kurinsky
                                               Secretary/Treasurer
                                               Chief Financial Officer and
                                               Principal Accounting Officer

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