Form 10-Q
period 1998-06-30
FIRST MONTAUK FINANCIAL CORP
filed 1998-08-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     Yes X                         No

     9,776,227 Common Shares, no par value were outstanding as of August 12, 1998.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                                  JUNE 30, 1998


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statement of Financial  Condition
       as of June 30, 1998 and December 31, 1997   .......   3

     Consolidated Statements of Income (Loss) for the
       Six Months  ended June 30, 1998 and 1997
       and Three months ended June 30, 1998 and 1997 .....   4

     Consolidated  Statements of Cash Flows for the
       Six   Months   ended   June   30, 1998 and 1997 ...   5-6

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

  03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                            June 30,               December 31,
      ASSETS                                 1998                     1997
      ------                                 ----                     ----

Cash                              $          828,269      $            789,883
Due from clearing firm                     3,229,047                 2,707,782
Securities owned, at market                2,660,954                 3,150,772
Securities owned, not readily marketable,
   at estimated market value                  67,429                   506,732
Commissions receivable                        57,301                   246,250
Employee and broker receivables              787,884                   927,195
Furniture, equipment and leasehold
 improvements-net                          1,854,052                 1,357,854
Notes receivable                             918,659                   938,054
Due from officers                            140,900                   146,691
Other assets                               1,551,199                 1,164,753
Deferred tax asset-net                       671,666                    35,968
                                           ---------                 ---------

     Total assets                 $       12,767,360      $         11,971,934
                                          ==========                ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Securities sold, but not yet
 purchased, at market             $          129,215      $            809,523
Notes payable-bank                           292,806                   340,769
Subordinated notes payable                   200,000                   250,000
Commissions payable                        1,358,329                 1,624,316
Accounts payable                             927,617                   501,267
Accrued expenses                           1,357,238                   812,590
Other liabilities                            760,129                   394,002
                                           ---------        ------------------

    Total liabilities                      5,025,334                 4,732,467
                                           ---------        ------------------

Common stock issued with guaranteed
 selling price - no par value,
 103,000 and 173,000 shares issued and
  outstanding, respectively                  206,500                   346,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value,
 no shares issued and outstanding               -                        -
Common Stock, no par value, 15,000,000
 shares authorized, 9,775,244 and 9,198,444
 shares issued and outstanding, respectively 4,793,483               4,334,173
Additional paid-in capital                   2,804,042               1,173,437
Retained earnings                              363,635               1,570,376
Less:  Deferred compensation                  (425,634)               (185,019)
                                             ----------             -----------
       Total stockholders' equity            7,535,526               6,892,967
                                             ----------             -----------

       Total liabilities and
        stockholders' equity        $       12,767,360    $         11,971,934
                                            ==========              ==========



                       See notes to financial statements.

  04

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     Six months             Three months
                                   ended June 30,           ended June 30,
                                 1998          1997       1998         1997
                                 ----          ----       ----         ----
Revenues:

Commissions               $ 15,441,811   $  12,162,909 $ 7,814,041  $ 5,604,060
Principal transactions       4,402,917       2,876,753   2,059,474    1,480,244
Investment banking             601,252         225,146     335,048       86,355
Insurance recovery                -            650,000        -            -
Interest and other income      793,809         554,826     415,272      306,396
                            ----------      ----------  ----------   ----------
                            21,239,789      16,469,634  10,623,835    7,477,055
                           -----------      ----------  ----------   ----------
Expenses:

Commissions, employee
 compensation and benefits  16,263,930      11,727,961   8,028,111    5,365,990
Clearing and floor brokerage 1,742,243       1,280,978     895,760      552,653
Communications and occupancy 1,180,905         882,394     583,914      458,935
Legal matters and related
 costs                       1,360,076         667,341   1,059,502       70,912
Writedown of Note Receivable
 -Global Financial Corp.       875,000            -        875,000         -
Other operating expenses     1,553,901         906,808     982,587      471,868
Interest                        66,053          53,823      37,483       39,086
                            ----------      ----------  ----------    ----------
                            23,042,108      15,519,305  12,462,357    6,959,444
                            ----------      ----------  ----------    ---------
Income (loss) before
 income taxes               (1,802,319)        950,329  (1,838,522)     517,611

Income taxes (tax benefit)    (595,578)        385,113    (611,603)     209,689
                            ----------      ----------  -----------   ---------
Net income (loss)         $ (1,206,741)  $     565,216 $(1,226,919) $   307,922
                            ===========     ==========  ===========   ==========

Per share of Common Stock:

   Basic                  $      (0.13)  $        0.07 $     (0.13) $      0.03
                            ===========   ============  ===========  ===========


   Diluted                $      (0.13)  $        0.05 $     (0.13) $      0.03
                            ===========   ============  ===========  ==========

Number of common
 shares used in basic
 earnings per share          9,643,166       8,532,818   9,664,113   10,357,813
Incremental shares from
 assumed conversion of
 options                         -           2,687,189        -       1,360,333
                            ----------    ------------  ----------   ----------

Number of common shares
 used in diluted earnings
 per share                   9,643,166      11,220,007   9,664,113   11,718,146
                             =========      ==========   =========   ==========

                       See notes to financial statements.

  05
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Six months ended June 30,
                                          1998                     1997
                                          ----                     ----
INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                $   (1,206,741)       $       565,216
                                        -----------           -----------
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
   Common stock issued with guaranteed
    selling price                            -                     37,500
   Tax benefit related to exercise
    of stock options                       150,003                   -
   Depreciation and amortization           162,982                150,012
   Amortization of deferred compensation    93,552                   -
    Loan reserves                          875,000                   -
   Other                                    22,000                   -
   Increase (decrease) in cash
    attributable to changes in assets
    and liabilities
   Due from clearing firm                 (521,265)              (430,493)
   Securities owned - at market            489,818               (258,377)
   Securities owned-not readily marketable 439,303                   -
   Commissions receivable                  188,949                224,127
   Other assets                           (502,441)              (268,301)
   Deferred income taxes                  (635,698)               395,647
   Securities sold but not yet purchased  (680,308)               175,293
   Commissions payable                    (265,987)              (373,153)
   Accounts payable                        426,350                (26,985)
   Accrued expenses                        522,648             (1,498,054)
   Other liabilities                       366,127                132,761
                                        -----------            -----------
       Total adjustments                 1,131,033             (1,740,023)
                                        -----------            -----------
       Net cash used in operating
        activities                         (75,708)            (1,174,807)
                                        -----------            -----------

Cash flows from investing activities:
   Due from officers                         5,791                 34,234
   Employee and broker receivables         139,311               (273,349)
   Issuance of notes receivable         (1,459,364)                  -
   Repayment of notes receivable           603,759                   -
   Capital expenditures                   (665,983)               (36,946)
                                        -----------            -----------
       Net cash used in investing
        activities                      (1,376,486)              (276,061)
                                        -----------            -----------

Cash flows from financing activities:
   Payment of notes payable-bank           (47,963)               (60,930)
   Issuance of subordinated notes payable     -                   250,000
   Payment of subordinated notes payable   (50,000)                  -
   Proceeds from rights offering         1,382,751                   -
   Registration costs                     (113,518)                  -
   Proceeds from exercise of common stock
    options                                319,310                508,043
                                         ----------            -----------
       Net cash provided by financing
        activities                       1,490,580                697,113
                                         ----------            -----------
Net increase (decrease) in cash             38,386               (753,755)
Cash at beginning of year                  789,883              1,069,548
                                         ----------            -----------
Cash at end of period                $     828,269       $        315,793
                                         ==========            ===========





                       See notes to financial statements.

  06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                               Six months ended June 30,
                                                1998               1997
                                                ----               ----

Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
       Interest                          $     66,053    $        53,823
       Income taxes                      $       -       $          -

     Shares issued with guaranteed
      selling price                      $       -       $        37,500
    Transfer of temporary equity to
     permanent capital                   $    140,000    $          -






                       See notes to financial statements.

  07
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1998 and 1997. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31,1997, as filed with the Securities and Exchange Commission on Form 10-K. The results reflected for the six-month and three-month periods ended June 30, 1998, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1998.

NOTE 2 -        EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No.
15). Earnings per Share is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Earnings per share data for the 1997 periods have been restated to conform with the provisions of SFAS 128. Earnings per share as originally reported for the six-month period ended June 30,1997 was $.06 on both a primary and fully diluted basis, as compared to $.07 and $.05 on a basic and diluted basis, respectively, as restated. The impact of the change for the three-month period in 1997 was not material. Outstanding common stock options have not been included in the 1998 EPS computations because their inclusion would be anti-dilative.

NOTE 3 - NOTES RECEIVABLE

     During the six months ended June 30, 1998, the Company's subsidiary, Montauk Advisors, Inc.(MAI), provided net advances of $970,363 to Global Financial Corp.(Global) to help Global meet its obligations to lease investors and provide working capital for operating costs. As of June 30, 1998, MAI had an outstanding receivable from Global of $1,553,167. The loans are evidenced by notes bearing interest at the rate of 8% per annum, with scheduled maturities, as extended, of $369,500 on September 1,1998, $358,500 on October 1, 1998, and $825,000 on December 31, 1998. MAI may at its sole option elect to receive principal and interest in thirty-six equal monthly installments. Subsequent to June 30, 1998, MAI made additional loans to Global totaling $280,000.

     During the current quarter, the Company undertook a full review of Global loans to evaluate their collectability, and has determined that, based on various events and circumstances, it is probable that the loans have been impaired. Accordingly, the Company has recorded an impairment loss of $875,000 in its financial statements for the quarter ended June 30, 1998. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

     MAI is also continuing to provide short-term working capital loans to FemCom Business Systems ("FCS"), Global's affiliated equipment vendor, to purchase equipment for resale to FCS customers. FCS owed MAI $90,852 at June 30, 1998.

NOTE 4 -          RIGHTS OFFERING

     In February 1998, the Company completed an offering of 3,072,779 Units, each Unit consisting of one Class A Redeemable Common Stock Purchase Warrant, one Class B Redeemable Common Stock Purchase Warrant, and one Class C Redeemable Common Stock Purchase Warrant. The Warrants have the following exercise prices and terms:

                             Exercise Price                 Exercise Period
     Warrant                   Per Share                 from Date of Issuance
     -------                   ---------                 ---------------------

     Class A                     $3.00                       Three years
     Class B                      5.00                       Five years
     Class C                      7.00                       Seven years

     Each shareholder of record as of December 15, 1997 received three rights for each share of Common Stock held as of the record date, with three rights required to subscribe for a single Unit at a price of $.45 per Unit. The offering raised gross proceeds of $1,382,751 before deducting related costs of approximately $236,000.

NOTE 5 -      LEGAL SETTLEMENT

     During the current quarter, the Company settled a federal court action brought by the City of Gainesville, Ohio, relating to the sale of mortgage-backed securities by FMC's former Houston affiliate office. The Company agreed to make a lump-sum payment of $500,000, which was paid in July.

NOTE 6 -      INCOME TAXES

     In accordance with the provisions of SFAS 109, the income tax provisions for the six-month and three-month periods ended June 30, 1998 reflect tax benefits provided by deferred tax assets. Such deferred tax assets relate primarily to loan loss reserves and allowances for legal costs. In management's current estimation, the tax benefits are more likely than not to be realized based on the expected availability of sufficient future taxable income to absorb net operating losses and deductible temporary differences once they reverse.

NOTE 7 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which promulgates standards for the reporting and display of comprehensive income and its components. There were no items of comprehensive income to report during any of the periods presented.

     The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosure of reportable operating segments. The Company will address the segment information reporting requirements of SFAS 131 in its annual report for the year ended December 31, 1998.

  09
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: The following discussion and exposition should be read in conjunction with the Consolidated Financial Statements and related Notes contained elsewhere in this Form 10-Q. This report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Results of  Operations

     Total revenues for the June 1998 quarter and six month period increased by 42% and 29%, respectively. Total revenues for the six month period increased to $21,240,000 in 1998 from $16,470,000 in 1997. Revenues for the second quarter increased to $10,624,000 in 1998 from $7,477,000 in 1997. These results represent a continuation of record revenue levels, due to a combination of strong securities markets and increased productivity by the Company's registered representatives.

     For the six month period the Company reported a net loss after income taxes of $1,207,000, or $.13 per share, as compared with net income of $565,000, or $.07 per share after taxes in 1997. For the second quarter ended June 30, 1998 the Company reported a net loss of $1,227,000, or $.13 per share, as compared with net income of $308,000, or $.03 per share after taxes in 1997.

     The Company's loss for the six months ended June 30, 1998 was attributable to two key factors. Legal expenses and settlement costs of $1,360,000 include a one-time legal settlement of $500,000 to the City of Painesville, Ohio and litigation costs connected therewith as well as a reserve for future litigation costs. The Company also took an impairment loss of $875,000 against notes receivable from Global Financial Corp. (Global). These expense items are discussed more fully below.

     Commission revenues, which include commissions received from the sale of stocks and bonds on an agency basis, mutual funds, variable annuities and management fees, rose to $15,442,000 in the first half of 1998, from $12,162,000 during the comparable 1997 period. For the second quarter, agency commissions increased to $7,814,000 from $5,604,000 in 1997.

     Principal transactions rose from $1,480,000 during the second quarter of 1997 to $2,059,000 in the 1998 quarter, an increase of 39%. For the six month period principal transactions increased from $2,877,000 in 1997 to $4,403,000 in 1998, an increase of 53%. These increases are attributable to additional stock and bond trading profits, and increased productivity by the Company's registered representatives who focus on principal transactions.


     Revenues for investment banking activities were $335,000 for the second quarter of 1998 as compared with $86,000 during the 1997 quarter. Investment banking activity increased in the second quarter of 1998 due to participation in numerous offerings as a syndicate and/or selling group member or underwriter, as well as proceeds of $140,000 received from the redemption of warrants obtained through an investment banking agreement with a public company.


     During the six months ended June 30, 1998, the Company paid commissions, employee compensation and employee benefits of $16,264,000 (77% of total revenues) as compared to $11,728,000 (74% of total revenues excluding the one-time insurance recovery of $650,000) in the comparable 1997 period. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for 1998 were $13,572,000 (64% of total revenues) as compared to $9,811,000 (62% of total revenues excluding the one-time insurance recovery of $650,000) in the 1997 six month period. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities.

     For the six months ended June 30, 1998 the Company paid salaries of $2,074,000 for management, operations and clerical personnel, as compared to $1,518,000 in 1997. This increase was due in part to the addition of various key management personnel during the latter part of fiscal 1997 and the first quarter of 1998, as well as a general increase in employee salaries. The Company has undertaken a restructuring of certain departments, including the elimination of personnel and the consolidation of its insurance department, in an attempt to reduce costs in this category. These savings will be reflected in future periods.

     Clearing and floor brokerage costs increased from $1,281,000 (8% of revenues) in 1997 to $1,742,000 (8% of revenues) in 1998 due to a higher volume of transactions for which clearing fees are charged. The percentage of clearing and floor brokerage costs to total revenue will fluctuate somewhat depending upon the combination of agency business and proprietary trading, as well as the average revenue per transaction in a given period.

     Communications and occupancy costs rose by $299,000 to $1,181,000 for the six months ended June 30, 1998. While this expense item as a percentage of total costs remained the same when compared to 1997, the dollar increase is principally due to higher rent payments for the expanded Company headquarters, telephone voice and data charges and market data services. These additional expenses were necessary for the continued growth and expansion of the Company's operating infrastructure designed to handle an increase in new registered representatives and provide better service to the entire registered representative network. At the same time, the Company has focused on an overall cost containment program in an attempt to reduce expenses in this category by outsourcing some of its communications services.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs more than doubled from $667,000 during the first six months of 1997, to $1,360,000 in 1998. There are several reasons for this large increase. The Company decided to settle a federal court action with the City of Painesville Ohio, which was brought as a result of the activities of the Company's former Houston branch office in connection with the sale of mortgage-backed securities, for $500,000 which was accrued for during the second quarter. Legal costs for the second quarter associated with the defense of this case were approximately $150,000. Management, with the advice of counsel, deemed it appropriate to settle this case rather than incur the additional, substantial costs and risks associated with continued protracted litigation. The Company has also set aside reserves for legal contingencies that may require the expenditure of additional fees, costs and expenses.

     The Company is in the process of preparing claims against parties which it believes should contribute to the settlement costs of all claims and suits arising from the activities of the former Houston brokers' sales of mortgage-backed securities. Additionally, the Company will be filing a lawsuit against one of its insurance carriers which has not responded to claims made by the Company arising from these activities. Management cannot predict with any degree of certainty the potential for recovery of monies from these impending actions.

     Other operating expenses increased from $907,000 (5.5% of revenues) in 1997 to $1,554,000 (6.6% of revenues) in 1998. The increase was due primarily to a one-time charge in marketing, advertising and promotional costs associated with the development of new marketing materials to support the Company's affiliate recruitment program. Additionally, the Company incurred higher professional fees for a compliance consultant, added accounting fees due to the Global situation, as well as executive search fees for the placement of several key employees. The Company has also increased its reserves against broker loan receivables.

     The Company has determined to take a reserve against a portion of its loans to Global, the financing and servicing company which sold leases through Montauk Advisors, Inc. (MAI), a subsidiary of the Company, in 1996 and 1997. The amount of the loan reserve of $875,000 was determined by evaluating certain collateral which Global and other obligors on the loans have pledged to the Company, as well as by analyzing the financial condition and future earnings capacity of Global and the other obligors.

     Based upon a plan of revised and reduced payments which Global is expected to make to its leaseholders, MAI, will likely continue to provide working capital to Global. MAI has provided an additional $280,000 to Global since June 30, 1998.

     Management believes that, based on current available information, the Company will generate sufficient future taxable income to realize the benefits of net operating loss carry forwards and other deferred tax assets. Management reached this conclusion after considering such factors as the expected benefits of a recently implemented cost-cutting program; anticipated reductions in legal costs due to the settlement of lawsuits relating to the activities of FMSC's former Houston affiliate office, as well as the potential to recover some of these litigation costs from insurance carriers and other parties; significant revenue growth for the six months ended June 30, 1998 over comparable 1997 levels; and the extended carryforward period (twenty years) of federal net operating losses, subject to statutory limitations. If the Company subsequently determines that it is unable to generate sufficient taxable income to use all of its deferred tax assets, it will be required to establish a valuation allowance to reduce the balance of deferred tax assets to realizable value. The offsetting earnings charge from the establishment of a valuation allowance could have a material adverse impact on future operating results.

Liquidity and Capital  Resources

     During the six months ended June 30, 1997, the Company's cash balances increased by $38,000 to $828,000. Operating activities used net funds of $76,000. The balances in the Company's cash, clearing firm and securities inventory accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Expenses for legal matters and related costs of $1,360,000 were incurred during 1998, of which $909,000 were incurred during the second quarter, and are primarily attributable to the settlement of a lawsuit brought by the City of Painesville, Ohio and the costs related with the defense of that case. The Company has also increased its reserves for future legal contingencies. Based upon a review of pending matters, management expects that legal costs will decrease during the second half of 1998 as a result of the conclusion of the legal proceedings arising from the sales of mortgage-backed securities.

     Investing activities used cash of $1,376,000 during the six month period. The Company purchased approximately $665,000 of fixed assets during the 1998 period. These include computers and furniture for the Company's new trading facility and payments of $235,000 to Uptick Technologies, a computer company developing a database management system for the Company's back office, compliance and accounting departments. The Company expects to incur additional software development costs in other capital expenditures of approximately $300,000 over the next twelve (12) months. Amounts advanced to brokers and affiliates decreased by $139,000 in the 1998 period. The decrease is attributable to the repayment of loans by affiliates and brokers and the amortization of forgivable loans. During the six months ended June 30, 1998, MAI provided net advances of $970,000 to Global to help Global meet its obligations to lease investors and provide working capital for operating costs. As of June 30, 1998, MAI had an outstanding receivable from Global of $1,553,000. The loans are evidenced by notes bearing interest at the rate of 8% per annum, with scheduled maturities, as extended, of $369,000 on September 1,1998, $358,000 on October 1, 1998, and $825,000 on December 31, 1998. MAI may at its sole option elect to receive principal and interest in thirty-six equal monthly installments. Subsequent to June 30, 1998, MAI made additional loans to Global totaling $280,000.

     During the current quarter, the Company undertook a full review of Global loans to evaluate their collectability, and has determined that, based on various events and circumstances, it is probable that the loans have been impaired. Accordingly, the Company has recorded an impairment loss of $875,000 in its financial statements for the quarter ended June 30, 1998. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

     MAI has provided short-term working capital loans to FemCom Business Systems ("FBS"), Global's affiliated equipment vendor, to purchase equipment for resale to FBS customers. FBS owed MAI $91,000 at June 30, 1998.

     Financing activities provided cash of $1,491,000 in the 1998 period. A total of $1,383,000 was received from proceeds of a rights offering during the first quarter, and $319,000 from the exercise of 403,800 stock options by various individuals during the first six months of the year. Cash from financing activities was reduced by $48,000 in bank loan repayments. During the second quarter a $50,000 principal payment was made on a $250,000 subordinated loan agreement between FMSC and a creditor. The five-year loan carries an 8% per annum interest rate. $50,000 of principal plus interest is payable annually on April 1 of each of the next four years.

     Management believes the Company's liquidity needs, at least through the next fiscal year, will be provided by operating income and proceeds received from the exercise of various stock options as well as the proceeds from a rights offering completed in March 1998. The Company received gross proceeds of $1,383,000 from the sale of 3,072,779 Units consisting of Warrants to purchase shares of the Company's Common Stock.

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

     Effective January 1, 1998, the Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which promulgates standards for the reporting and display of comprehensive income and its components. There were no items of comprehensive income to report during any of the periods presented.

     The Company has also adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which requires disclosure of reportable operating segments. The Company will address the segment information reporting requirements of SFAS 131 in its annual report for the year ended December 31, 1998.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

Legal Settlement

     During the reporting period, the Company settled a Federal Court action against the City of Painesville, Ohio which was brought as the result of the activities of the Company's former Houston branch office in connection with the sale of mortgage-backed securities. The settlement requires a one-time payment of $500,000 cash which was paid during the third quarter of 1998.

     The Company is in the process of preparing claims against parties which it believes should contribute to the settlement costs of all claims and suits arising from the activities of the former Houston brokers' sales of mortgage-backed securities. Additionally, the Company will be filing a lawsuit against one of its insurance carriers which has not responded to claims made by the Company arising from these activities. Management cannot predict with any degree of certainty, the potential for recovery of monies from these impending actions.

Global Loans

     During the six months ended June 30, 1998, MAI provided net advances of $970,000 to Global to help Global meet its obligations to lease investors and provide working capital for operating costs. As of June 30, 1998, MAI had an outstanding receivable from Global of $1,553,167. The loans are evidenced by notes bearing interest at the rate of 8% per annum, with scheduled maturities, as extended, of $369,500 on September 1,1998, $358,500 on October 1, 1998, and $825,000 on December 31, 1998. MAI may at its sole option elect to receive principal and interest in thirty-six equal monthly installments. Subsequent to June 30, 1998, MAI made additional loans to Global totaling $280,000.

     During the current quarter, the Company undertook a full review of Global loans to evaluate their collectability, and has determined that, based on various events and circumstances, it is probable that the loans have been impaired. Accordingly, the Company has recorded an impairment loss of $875,000 in its financial statements for the quarter ended June 30, 1998. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: August 14, 1998                  /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 EXHIBIT INDEX
                                 -------------

               Exhibit 27 -   Financial Data Schedule