Form 10-Q
period 1998-09-30
FIRST MONTAUK FINANCIAL CORP
filed 1998-11-17
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                                        OR

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

                   Yes    X                                  No
     9,819,477 Common Shares, no par value were outstanding as of November 16, 1998.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                               SEPTEMBER 30, 1998



                                      INDEX


Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
           as of September 30, 1998 and December 31, 1997   ................. 3

           Consolidated Statement of Income for the
            Nine Months ended September 30, 1998 and 1997
            and Three months ended September 30, 1998 and 1997 .............. 4

           Consolidated Statement of Cash Flows for the
            Nine Months ended September 30, 1998 and 1997 ..................5-6

            Notes to Financial Statements ..................................7-8

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................9-12


PART II.  OTHER INFORMATION:

         Item 5.  Other Information..........................................13

         Item 6.  Exhibits and Reports on Form 8-K...........................13

         Signatures..........................................................14

  03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         September 30,             December 31,
         ASSETS                             1998                      1997
         ------
Cash                                   $     97,806              $    789,883
Due from clearing firm                    1,771,884                 2,707,782
Securities owned, at market               2,368,880                 3,150,772
Securities owned, not readily
 marketable, at estimated market value       38,582                   506,732
Commissions receivable                       64,039                   246,250
Employee and broker receivables           1,064,214                   927,195
Furniture, equipment and leasehold
 improvements-net                         1,895,334                 1,357,854
Notes receivable                          1,357,929                   938,054
Due from officers                           142,540                   146,691
Other assets                              1,403,965                 1,164,753
Deferred tax asset-net                      799,281                    35,968
                                        -----------               -----------
     Total assets                      $ 11,004,454              $ 11,971,934
                                        ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Securities sold, but not yet
 purchased, at market                  $     20,428              $    809,523
Notes payable-bank                          268,825                   340,769
Subordinated notes payable                  200,000                   250,000
Commissions payable                       1,097,725                 1,624,316
Accounts payable                            666,196                   501,267
Accrued expenses                            801,894                   812,590
Other liabilities                           498,041                   394,002
                                        -----------               -----------
    Total liabilities                     3,553,109                 4,732,467
                                        -----------               -----------

Common stock issued with guaranteed
 selling price - no par value,
 53,000 and 173,000 shares issued and
 outstanding, respectively                  106,500                   346,500

Commitments and contingencies (See Notes)

Stockholders' equity
--------------------

Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no shares
 issued and outstanding                        -                         -
Common Stock, no par value,
 30,000,000 shares authorized,
 9,804,477 and 9,198,444 shares issued
 and outstanding, respectively            4,920,837                 4,334,173
Additional paid-in capital                2,804,042                 1,173,437
Retained earnings                            16,600                 1,570,376
Less:  Deferred compensation               (396,634)                 (185,019)
                                          ----------               -----------
   Total stockholders' equity             7,344,845                 6,892,967
                                          ----------               -----------

   Total liabilities and stockholders'
     equity                            $ 11,004,454              $ 11,971,934
                                         ===========              ============


                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                 Nine months ended         Three months ended
                                   September 30,              September 30,

                                1998         1997          1998         1997
Revenus:
Commissions                $ 22,640,973  $ 19,508,612   $ 7,199,162 $ 7,345,703
Principal transactions        5,709,850     5,270,309     1,306,933   2,393,556
Investment banking              675,011       314,549        73,759      89,403
Insurance recovery                -           650,000          -           -
Interest and other income     1,159,520       880,263       365,711     325,437
                             -----------  ------------   ----------- ----------
                             30,185,354    26,623,733     8,945,565  10,154,099

Expenses:

Commissions, employee
 compensation and benefits   23,324,169    18,969,519     7,060,239   7,241,558
Clearing and floor brokerage  2,591,092     2,143,341       848,849     862,363
Communications and occupancy  1,731,415     1,379,534       550,510     497,140
Legal matters & related costs 1,494,017       935,448       133,941     268,107
Writedown of Note Receivable
 -Global Financial Corp.        875,000          -             -           -
Other operating expenses      2,352,749     1,303,776       798,848     396,968
Interest                         91,266        72,230        25,213      18,407
                             -----------   -----------   -----------  ----------
                             32,459,708    24,803,848     9,417,600   9,284,543
                             -----------   -----------   -----------  ----------

Income (loss) before income
 taxes                       (2,274,354)    1,819,885      (472,035)    869,556

Income taxes (tax benefit)     (720,578)      737,223      (125,000)    352,110
                             -----------   -----------   -----------  ----------

Net income (loss)          $ (1,553,776) $  1,082,662      (347,035)    517,446
                            ============  ============   ===========  ==========

Per share of Common Stock:

   Basic                   $      (0.16) $       0.12   $     (0.04)   $   0.06
                            ============  ============   ===========  ==========

   Diluted                 $      (0.16) $       0.11   $     (0.04)   $   0.05
                            ============  ============   ===========  ==========
Number of common shares used
 in basic earnings per share 9,693,806      8,860,543     9,728,693   9,091,749
Incremental shares from
 assumed conversion of
 options                        -           1,350,736         -       1,365,019
                           ------------    ------------  ----------  -----------
Number of common shares
 used in diluted earnings
 per share                   9,693,806     10,211,279     9,728,693  10,456,768
                           ============   ============  =========== ============




                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine months ended September 30,
                                                1998                     1997
INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                       $ (1,553,776)           $  1,082,662
                                            ------------            ------------
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Common stock issued with guaranteed
    selling price                                -                       28,125
   Tax benefit related to exercise of
    stock options                               150,003                    -
   Depreciation and amortization                256,329                 236,450
   Amortization of deferred compensation        122,552                    -
    Loan reserves                               875,000                    -
   Other                                         22,000                    -
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                       935,898                (652,052)
   Securities owned - at market                 781,892                (618,883)
   Securities owned-not readily marketable      468,150                    -
   Commissions receivable                       182,211                 (61,195)
    Income tax refund receivable                   -                   (203,480)
   Other assets                                (355,207)                (52,606)
   Deferred income taxes                       (763,313)                753,580
   Securities sold but not yet purchased       (789,095)                 38,050
   Commissions payable                         (526,591)                324,270
   Accounts payable                             164,929                 (52,489)
   Accrued expenses                             (32,696)             (1,119,576)
   Other liabilities                            104,039                  52,086
                                            -------------           ------------
       Total adjustments                      1,596,101              (1,327,720)
                                            -------------           ------------
       Net cash provided by (used in)
        operating activities                     42,325                (245,058)
                                            -------------           ------------

Cash flows from investing activities:
   Due from officers                              4,151                  29,236
   Employee and broker receivables             (137,019)                 (9,912)
   Issuance of notes receivable              (1,903,634)               (257,500)
   Repayment of notes receivable                608,759                    -
   Capital expenditures                        (800,612)               (221,708)
                                            -------------           ------------
    Net cash used in investing activities    (2,228,355)               (459,884)
                                            -------------           ------------

Cash flows from financing activities:
   Other assets                                    -                    (89,404)
   Payment of notes payable-bank                (71,944)                (91,394)
   Payment of subordinated notes payable        (50,000)                   -
   Proceeds from rights offering              1,382,751                    -
   Registration costs                          (113,518)                   -
   Proceeds from exercise of common stock
    options and warrants                        346,664                 727,000
                                            -------------           ------------
    Net cash provided by financing
     activities                               1,493,953                 546,202
                                            -------------           ------------
Net increase (decrease) in cash                (692,077)               (158,740)
Cash at beginning of year                       789,883               1,069,548
                                            -------------           ------------
Cash at end of period                     $      97,806           $     910,808
                                            =============          =============

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                               Nine months ended September 30,
                                                1998                     1997

Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
       Interest                              $  91,266               $   72,230
       Income taxes                          $    -                  $     -

     Shares issued with guaranteed
      selling price                          $    -                  $   28,125
     Transfer of temporary equity to
      permanent capital                      $ 240,000               $     -
     Liabilities subordinated to claims of
      general creditors                      $    -                  $  250,000



  07
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1 -         MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1998 and 1997. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the nine-month and three-months periods ended September 30, 1998, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1998.

NOTE 2 -         EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No.
15). Earnings per Share is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Earnings per share data for the 1997 periods have been restated to conform with the provisions of SFAS 128. EPS as originally reported for the nine-month period ended September 30, 1997 was $.11 on both a primary and fully diluted basis, as compared to $.12 and $.11 on a basis and diluted basis, respectively, as restated. EPS as originally reported for the three months period ended September 30, 1997, was $.05 on both a primary and fully diluted basis, as compared to $.06 and $.05 on a basic and diluted basis, respectively, as restated. Outstanding common stock options have not been included in the 1998 EPS computations because their inclusion would be anti-dilutive.

NOTE 3 -         NOTES RECEIVABLE

     During the nine months ended September 30, 1998, the Company's subsidiary, Montauk Advisors, Inc. (MAI), provided net advances of $1,414,633 to Global Financial Corp. (Global) to help Global meet its obligations to lease investors and provide working capital for operating costs. As of September 30, 1998, MAI had an outstanding receivable from Global of $1,997,436.

     During the June 1998 quarter, the Company undertook a full review of Global loans to evaluate their collectability, and determined that, based on various events and circumstances, it is probable that the loans have been impaired. Accordingly, the Company recorded an impairment loss of $875,000 in its financial statements for the quarter ended June 30, 1998. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

     MAI also has outstanding a total of $85,852 in short-term working capital loans to FemCom Business Systems ("FCS"), Global's affiliated equipment vendor.

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

NOTE 5 -        LEGAL SETTLEMENT

     During the June 1998 quarter, the Company settled a federal court action brought by the City of Painesville, Ohio, relating to the sale of mortgage-backed securities by FMSC's former Houston affiliate office. The Company agreed to make a lump-sum payment of $500,000, which was paid in the current quarter.

NOTE 6-         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 7 -        SUBSEQUENT EVENT

     In October 1998, the Company issued a series of Convertible Promissory Notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from equipment lease investments with a remaining balance of approximately $270,000. The notes carry interest at the rate of 10% per annum, payable semi-annually, and are convertible into up to 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. The notes mature in five years; however, the Company is required to pay 20% of the original outstanding principal amount into a sinking fund on or before each annual anniversary date of the Notes. The equipment lease investments are serviced by Global and were originally sold to the investor through MAI. The Company expects to record a write-down of approximately $83,000 in the fourth quarter to reduce the lease investment balance to net realizable value.

  09
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     Total revenues for the nine-month period ended September 30, 1998 increased by 13% to $30,185,000 from $26,624,000 in 1997. Total revenues for the September 30, 1998 quarter decreased by 12% to $8,950,000 compared to $10,154,000 for the comparable period in 1997.

     For the nine-month period the Company reported a net loss after income taxes of $1,554,000, or $.16 per share, as compared with net income of $1,083,000, or $.11 per share after taxes in 1997. For the third quarter ended September 30, 1998 the Company reported a net loss of $347,000 or $.04 per share, as compared with net income of $517,000, or $.05 per share after taxes in 1997.

     The Company's loss for the nine months ended September 30, 1998 was attributable to two key factors. Legal expenses and settlement costs of $1,494,000 include a one-time legal settlement of $500,000 to the City of Painesville, Ohio as well as related litigation costs. The Company also established a reserve for future litigation costs during the period. In addition, the Company recorded an impairment loss of $875,000 against notes receivable from Global Financial Corp. (Global) in the second quarter and a reserve against broker loans receivable of $232,000 in the current quarter.

     Commission revenues, which include commissions received from the sale of stocks, bonds and options on an agency basis, mutual funds, variable annuities and management fees, rose to $22,641,000 for the nine-month period in 1998, from $19,509,000 during the comparable 1997 period. However, commissions were flat on a comparative quarterly basis. During the 1998-quarter, world financial markets experienced sharp declines, directly impacting the Company's transaction volume, particularly in equity trading. Steady growth in mutual fund and insurance sales partially offset lower equity commissions. Commission revenue from these products increased by 33% to $2,227,000 (25% of total revenues) for the third quarter of 1998 compared to $1,679,000 (17% of total revenues) for the 1997 third quarter. While this source of revenue produces lower net margins, it tends to produce residual revenues in future periods. The Company intends to continue to focus on this area of its business in an effort to help insulate against the effects to the Company's revenue stream resulting from market volatility.

     For the nine-month period, principal transactions increased from $5,270,000 in 1997 to $5,710,000 in 1998, an increase of 8%. However, on a quarterly basis, revenues from firm trading and market making operations declined from $2,394,000 in 1997 to $1,307,000 in the 1998 quarter. The 45% decrease was attributable to unrealized and realized losses in over-the-counter stock trading, and an overall slowdown in market-making activity due to declines in equity markets.

     Investment banking revenues increased for the nine month period ended September 30, 1998 to $675,000 compared to $315,000 in the same period of 1997 as a result of increased participation in offerings as well as the receipt of $140,000 in investment banking fees.

     During the nine months ended September 30, 1998, the Company paid commissions, employee compensation and employee benefits of $23,324,000 (77% of total revenues) as compared to $18,970,000 (71% of total revenues) for the 1997 period. This category includes salaries, commission expense, and fringe benefits for salaried employees. Commissions paid to registered representatives for the nine-month period in 1998 were $19,442,000 (64% of total revenues) as compared to $15,889,000 (60% of total revenues) in the 1997 nine-month period. Commission compensation is directly related to the level of revenues generated from firm trading, agency and investment banking activities. Commissions have been rising as a percentage of total revenues as competitive pressures have forced the Company to raise broker payouts in order to attract quality affiliates. The Company has undertaken a restructuring of certain departments, including the elimination of personnel and the consolidation of its insurance department, in an attempt to reduce costs in this category.

     Clearing and floor brokerage costs increased from $2,143,000 (8% of revenues) in the first nine months of 1997 to $2,591,000 (9% of revenues) in 1998 due to a higher volume of transactions for which clearing fees are charged. The percentage of clearing and floor brokerage costs to total revenue will fluctuate somewhat depending upon the combination of agency business, insurance and mutual fund transactions and proprietary trading, as well as the average revenue per transaction in a given period.

     Communications and occupancy costs rose by $54,000 or 11% to $551,000 for the three months ended September 30, 1998 and increased by $351,000 or 25% to $1,731,000 for the nine month period in 1998. The dollar increase is principally due to higher rent payments for the expanded Company headquarters, telephone, voice and data charges and market data services. Management considers the expansion of the Company's operating infrastructure a critical factor in attracting new affiliates and improving service to the entire registered representative network. At the same time, the Company has focused on an overall cost containment program in an attempt to reduce expenses in this category by, among other plans under consideration, outsourcing certain communications services.

     Legal matters and related costs include payments to settle customer claims, professional fees and other defense costs, and provisions for pending litigation. These costs increased during the nine month period ended September 30, 1998 to $1,494,000 from $935,000 in the comparable nine months of 1997; however, legal costs decreased by 50% on a quarterly basis, from $268,000 in 1997, to $134,000 in the 1998 quarter. There are several reasons for the significant year-to-date increase. The Company decided to settle a federal court action with the City of Painesville Ohio, for $500,000 in order to avoid the costs of protracted litigation. Legal costs associated with the defense of this case were approximately $150,000. The Company has also set aside reserves for certain legal contingencies that may require the expenditure of additional fees, costs and expenses.

     Other operating expenses increased from $397,000 (4% of revenues) in the third quarter ended September 30, 1997 to $799,000 (9% of revenues) for the comparable period in 1998. For the nine-month period ended September 30, 1998, expenses in this category increased by $1,049,000 to $2,353,000 (8% of total revenues) compared to $1,304,000 (5% of total revenues) for the 1997 period. The increase was due in part to an increase in marketing, advertising and promotional costs associated with the development of new marketing materials to support the Company's affiliate recruitment program. Additionally, the Company incurred recruitment fees for a compliance consultant and additional professional fees due to the Global situation described below. The Company has also increased its reserves against broker loan receivables.

     The Company has recorded a reserve against a portion of its loans to Global, the financing and servicing company that sold leases through Montauk Advisors, Inc. (MAI), a subsidiary of the Company, in 1996 and 1997. The amount of the loan reserve of $875,000 was determined by evaluating certain collateral which Global and other obligors on the loans have pledged to the Company, as well as by analyzing the financial condition and future earnings capacity of Global and the other obligors.

     Based upon a plan of revised and reduced payments which Global has made to its leaseholders, MAI will likely continue to provide working capital to Global, although on a reduced basis. MAI has provided an additional $17,300 to Global since September 30, 1998.

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

Liquidity and Capital Resources
-------------------------------

     During the nine months ended September 30, 1998, the Company's cash balances decreased by $692,000 to $98,000. Operating activities provided net funds of $42,325. The net loss of $1,554,000 was offset by noncash charges of $1,426,000, such as reserves against loans and depreciation and amortization. The balances in the Company's cash, clearing firm and securities inventory accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Expenses for legal matters and related costs of $1,494,000 were incurred during 1998, of which $909,000 were incurred during the second quarter, and are primarily attributable to the settlement of a lawsuit brought by the City of Painesville, Ohio and the costs related with the defense of that case. The Company has also increased its reserves for future legal contingencies. Management has seen a reduction in legal costs in the third quarter of 1998 and anticipates that this will continue through the fourth quarter, based upon a review of pending matters.

     Investing activities used cash of $2,228,000 during the nine-month period. The Company purchased approximately $800,000 of fixed assets during the 1998 period. These include computers and furniture for the Company's new trading facility and expansion of facilities for in-house registered representatives. Amounts advanced to brokers and affiliates increased by $137,000 in the 1998 period. During the nine months ended September 30, 1998, MAI provided net advances of $1,415,000 to Global to help Global meet its obligations to lease investors and provide working capital for operating costs. As of September 30, 1998, MAI had a net receivable from Global of $1,122,000. Subsequent to September 30, 1998, MAI made additional loans to Global totaling $17,300.

     MAI has provided short-term working capital loans to FemCom Business Systems ("FBS"), Global's affiliated equipment vendor, to purchase equipment for resale to FBS customers. FBS owed MAI $86,000 at September 30, 1998. MAI has received two payments of $40,000 each since September 30, 1998 towards repayment of this obligation.

     In October 1998, the Company issued a series of Convertible Promissory Notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from equipment lease investments with a remaining balance of approximately $270,000. The notes carry interest at the rate of 10% per annum, payable semi-annually, and are convertible into up to 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. The notes mature in five years; however, the Company is required to pay 20% of the original outstanding principle amount into a sinking fund on or before each annual anniversary date of the Notes. The equipment lease investments are serviced by Global and were originally sold to investors through MAI. The Company expects to record a write-down of approximately $83,000 in the fourth quarter to reduce the lease investment balance to net realizable value.

     Financing activities provided cash of $1,494,000 in the 1998 period. A total of $1,383,000 was received from proceeds of a rights offering during the first quarter, and $347,000 from the exercise of stock options by various individuals during the first nine months of the year. Cash from financing activities was reduced by $72,000 in scheduled bank loan repayments. During the second quarter a $50,000 principal payment was made on a $250,000 subordinated loan agreement between FMSC and a creditor. The five-year loan carries a 8% per annum interest rate. $50,000 of principal plus interest is payable annually on April 1 of each of the next four years.

     Management believes the Company's liquidity needs, at least through the next fiscal year, will be provided by operating cash flow and equipment financing.

Year 2000 Issue
---------------

     The Company has commenced reviewing its compliance with what has come to be known as the Year 2000 issue ("Y2K"). The Company does not create or develop computer programs on its own. Rather, it is reliant on outside vendors for verification of the compliance of their applications that are utilized by the Company. The Company has currently identified 17 programs that are utilized by the Company in various departments, which require compliance with Y2K. Management has requested the appropriate vendors to supply verification that the version of the software that is utilized by the firm is or will be Y2K compliant by the Year 2000. The most significant of these third parties is the Company's clearing firm, Schroder & Co., Inc., as well as various securities exchanges and technology equipment suppliers.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

  13
                                     PART II

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

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                          (Registrant)



Dated: November 16, 1998                         /s/ William J. Kurinsky
                                                  ------------------------
                                                  William J. Kurinsky
                                                  Secretary/Treasurer
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer


                                                  /s/ Herbert Kurinsky
                                                  -----------------------
                                                  Herbert Kurinsky
                                                   President

                                 EXHIBIT INDEX
                                 -------------



               Exhibit 27 -   Financial Data Schedule