Form 10-K
period 1998-12-31
FIRST MONTAUK FINANCIAL CORP
filed 1999-04-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

          x         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934   [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998
                                       OR
         o TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

The issuer's revenues for its most recent fiscal year:  $41,876,378.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 13, 1999 was $19,384,316.

     The number of shares of Common Stock outstanding, as of April 13, 1999 was 9,890,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable





















                            [Cover Page 2 of 2 Pages]

                                     PART I
Item 1. Business

Introduction
------------

     First Montauk Financial Corp. ("FMFC") is a holding company, which, through its wholly-owned subsidiary, First Montauk Securities Corp. ("FMSC"), is primarily engaged as a retail and institutional securities brokerage firm. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI"). FMSC is a registered broker/dealer with the Securities and Exchange Commission ("SEC"), a member of the National Association of Securities Dealers Regulation, Inc. ("NASD"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC"). FMSC's business activities consist primarily of retail sales and trading of listed and unlisted equity and fixed-income securities; government, municipal and corporate securities; and options. FMSC earns commissions from individual and institutional securities transactions and market making activities. All securities transactions are cleared through FMSC's clearing firm on a fully disclosed basis. FMSC also provides investment banking services such as private and public securities offerings.

     FMSC is currently licensed to conduct its broker/dealer business in 49 states, the District of Columbia, and the Commonwealth of Puerto Rico. FMSC maintains approximately 148 branch and/or satellite offices, all of which are maintained by affiliates. The Company has approximately 360 registered representatives and services approximately 46,000 retail and institutional customer accounts.

     FMSC's primary method of operation is the affiliate program, which allows registered representatives to operate as independent contractors. An affiliate of FMSC establishes his own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. In return, the affiliate representative is entitled to retain a significantly higher percentage of the commissions generated by his sales than a registered representative in a standard brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own office.

     FMSC has also expanded its general securities business by adding registered representatives to its main corporate office. FMSC is continuously seeking to establish additional branch offices at sites and locations to be selected, the timing and location of which will be based upon prevailing business and economic conditions.

     In 1991, MISI was formed for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed in the states of Alabama, Alaska, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois,
Indiana, Iowa, Kansas, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana (pending), Missouri, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West Virginia and Wisconsin. MISI derives revenue from insurance-related products and services from the existing customer base of FMSC's Registered Representatives, who are insurance licensed. In fiscal year 1998, the Company earned gross commissions of $2,544,092 from the sale of insurance and annuity policies.

     In 1998, FMSC registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 in order to provide investment advisory services and offer fee-based managed accounts to its clientele. Currently, FMSC is licensed as an Investment Advisor in the States of Alaska, Arizona, California, Connecticut, Florida, Hawaii, Indiana, New Jersey, New York, North Carolina, Pennsylvania, Texas, and West Virginia. Although to date FMSC has received minimal revenue from its advisory services, management intends to promote this area of operation during the next fiscal year.

     FMFC and its subsidiaries maintain their principal executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701,
(732) 842-4700.

Recent Developments
-------------------

Global Loans

     In 1996, the Company formed Montauk Advisors, Inc. ("MAI") as a wholly-owned subsidiary to act as an agent for various leasing companies to offer business equipment leases to its clientele. In fiscal year 1997, MAI ceased doing business due to concerns over the financial condition of Global Financial Corp. ("Global"), the company that sold and currently services the leases, and an affiliated equipment vendor, Fem-Com Systems Inc. ("FCS"). Since 1997 MAI has made loans to Global totaling approximately $2,217,000. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. The notes are guaranteed by Global, FCS, Biblio, Inc. ("Biblio") and the shareholder of FCS and Biblio. The notes are partially collateralized by mortgage liens on real estate owned by the principal shareholder of FCS and Biblio, a pledge of the shares of Global and FCS, and various liens on the assets of FCS. The Company does not believe the collateral will be sufficient to cover the unpaid balance of the loans and therefore has reserved for the portion of the loans deemed to be uncollectible. As of December 31, 1998, MAI had loaned $2,066,045 to Global, and had established a reserve against the loans totaling $1,775,000.

     In August 1998, Global informed the purchasers of the leases that it was reducing the monthly payments to 60% of the original amount. The Company is reevaluating its continued financial support of Global through loan advances, and is attempting to formulate a final resolution of the Global leases. There can be no assurance that the Company will not incur significant expenditures in respect of this matter in the future.

Century Discount Investments

     In June 1997, FMSC established a discount brokerage division "Century Discount Investments" ("Century"), to offer investors convenient and prompt retail brokerage services at significantly reduced commission rates. Century is designed to serve investors who do their own research and make their own investment decisions. These customers seek to avoid the higher brokerage commissions for securities research, market recommendations or portfolio management associated with full service brokerage firms. FMSC believes that this market segment has become increasingly significant to the brokerage industry and will continue to grow in the future. Century's business will concentrate on the execution of unsolicited transactions on an agency basis from retail customers. Century is able to offer customers reduced commission rates since its service is not dependent on individual broker-customer relationships to generate orders. Century does not assign customer accounts to individual brokers and all Century registered representatives have immediate access to customer accounts and market information necessary to respond to any customer inquiry and order.

     In February 1999, FMSC appointed Seth Rosen to fill the newly created position of President of Century. FMSC intends to use Mr. Rosen's experience in the discount brokerage industry to expand Century's services and customer base in 1999, including offering online discount brokerage and related investment services. The online service will provide customers with automated securities order placement, market information and research capabilities through the Internet. Eventually, Century intends to offer a broad range of investment services to the self-directed, sophisticated online retail customer.

Description of Business
-----------------------

     FMSC is a New Jersey based broker-dealer registered with the Securities and Exchange Commission, and a member of the National Association of Securities Dealers, Inc., the Municipal Securities Rule Making Board and the Securities Investor Protection Corporation. Its business activities include sales and trading of listed and OTC equity and fixed-income securities; sales of government, municipal and corporate securities; options and market making activities. FMSC is registered to conduct its business in 49 states, the District of Columbia and the Commonwealth of Puerto Rico.

     As of February 23, 1999, FMSC operated 148 affiliate branch and/or satellite offices in addition to its main office located in Red Bank, New Jersey. There are approximately 360 registered representatives in these offices, as well as 68 support staff employees in the main office. Affiliate branch and satellite offices are located in the following 28 states and Saudi Arabia:

                      AFFILIATE BRANCH/
STATE                 SATELLITE OFFICE

Alaska                        1
Arizona                       2
California                    7
Connecticut                   4
Delaware                      1
Florida                       8
Georgia                       2
Illinois                      1
Indiana                       1
Massachusetts                 1
Minnesota                     3
Mississippi                   1
Missouri                      2


                    AFFILIATE BRANCH/
STATE               SATELLITE OFFICE

New Hampshire                 1
North Carolina                6
North Dakota                  2
New Jersey                   27
New Mexico                    1
New York                     36
Ohio                          2
Pennsylvania                 18
Rhode Island                  2
Tennessee                     1
Texas                         2
Virginia                      5
Washington                    8
West Virginia                 1
Wisconsin                     1
Saudi Arabia                  1


FMSC transacts business in the following areas:

Equities:
         Listed                            26%
         Over-The-Counter                  35%
Municipal, Government                       3%
Corporate Bonds                             4%
Unit Investment Trusts                      1%
Mutual Funds                               16%
Options                                     9%
Insurance                                   6%

     The following table reflects FMSC's various sources of revenues and the percentage of total revenues for fiscal 1998. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and other trading activities.

                                             Year Ended December 31, 1998
                                             ----------------------------

                                             Amount               Percent
                                             ------               -------

         Agency commissions from
          Equity Securities,
          Options and Mutual Funds         $30,741,404             73.4%

         Principal Transactions in
          Equity Securities, Municipal,
          Government and Corporate Bonds$    8,795,599             21.0%

         Interest and other Income(1)      $ 1,572,063              3.8%

         Investment Banking(2)             $   767,312              1.8%
                                            ----------              ---

         Total Revenues                    $41,876,378            100.0%

(1)  "Other Income" consists primarily of rental income and dividends.

(2) Investment banking revenues consists of commissions, selling concessions, consulting fees and other income from syndicate activities and placement agent fees.


Registered Representative Recruitment and
Registered Representative Affiliate Program
-------------------------------------------

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

     FMSC continues to experience significant competition from other securities brokerage firms for registered representatives. Larger, more established firms with greater financial resources possess an advantage in competing with FMSC and attracting representatives, clients and investment dollars. (See "Business - Competition".)

The Affiliate Program
---------------------

     FMSC's affiliate program is designed to attract professionals in all facets of the financial services industry to affiliate with FMSC as registered representatives. These individuals must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his own office. The program also enables financial professionals such as insurance agents, real estate brokers, financial planners, and accountants, who already provide some type of financial or brokerage services to their clients, to become a registered representative with FMSC. This is intended to allow the professional to offer securities products and services to their clients through FMSC, and insurance products through MISI. Affiliates operate in their own office, which functions as either a registered branch office or a satellite location. A location is considered a registered branch if it contains three or more registered individuals, and publicly offers brokerage services. A registered branch is designated as either an Office of Supervisory Jurisdiction
(OSJ) or non-OSJ branch office depending on whether the office contains a registered principal responsible for the supervision of registered representatives at that location. A satellite location has fewer than three individuals who conduct business, does not have a registered principal on site, and does not publicly offer brokerage services. Registered representatives within a satellite location are supervised by a registered principal at an OSJ or FMSC's headquarters. Management believes the affiliate program is attractive to established brokers because it combines the flexibility of operating an independent office with the structure and support of an established firm.

     In each case, the affiliate is solely responsible for the payment of all expenses associated with the operation of his office, including rent, utilities, furniture, equipment, stock quotation machines, supplies etc. Under the program, the affiliate receives a significantly higher percentage of the commissions generated by his sales than a registered representative would normally receive. FMSC believes, based on the experience of management and information derived from professional associations, that standard commission payout rates for registered representatives of retail firms is approximately 40%-50%, whereas affiliates receive payouts averaging 80%-85%. FMSC receives a percentage
(averaging 15%-20% after deduction of clearing costs) of the affiliate's commissions with no operating expenses directly attributable to the maintenance of the specific affiliate office. (See "Administration, Operations, Transaction Processing and Customer Accounts").

     FMSC provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds and investment advisory programs; and research, compliance, supervision and related services. Currently, Schroder & Co., Inc. provides clearing services for FMSC, and E D & F Man International Securities, Inc. and others provide execution services.

     Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage and to register in the various states in which he intends to service customers. If the affiliate wishes to expand his operation, he controls the hiring and immediate supervision of any additional registered representatives subject to FMSC's policies and procedures and overall approval and supervision. If the affiliate office contains three or more registered representatives, the affiliate must obtain a principal's license to ensure proper supervision. The office will then be designated as an Office of Supervisory Jurisdiction.

     FMSC is ultimately responsible for supervising each and every affiliate and related registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. (See "Legal Proceedings"). Effective January 1, 1996, the Company obtained a professional liability errors and omissions insurance policy which provides coverage for certain actions taken by the Company's registered representatives, employees and other agents in connection with the purchase and sale of securities and the administration of individual retirement plans. The program provides coverage for each incident up to $1,000,000 with an aggregate policy limit of $5,000,000, with a deductible per incident of $50,000. The first $10,000 of the deductible is the responsibility of individual representatives. These limits apply through January 31, 2000, when the policy is up for renewal. Each registered representative is required to pay a portion of the policy premium. The policy excludes claims involving the sale of low-priced securities (penny stocks) and partnerships; criminal or deliberate fraudulent acts, defamation, as well as certain other activities.

Retail Commission Business
--------------------------

     Most of FMSC's revenues are derived from agency and principal commissions from retail (individual) and institutional customers on brokerage transactions in exchange-listed and over-the-counter equity and fixed income securities. When FMSC receives an order for a security in which FMSC makes a market or has inventory, FMSC may act as a principal and purchase from, or sell to, its customer the desired security on a disclosed basis at a price set in accordance with applicable securities regulations.

Investment Banking Activities
-----------------------------

     The Company's investment banking revenues are principally derived from participation in public offerings of equity securities and acting as placement agent in the private placement of securities. The Company does not generally derive a significant or material portion of its revenues from its investment banking operation. For the fiscal year ended December 31, 1998, investment banking activities, including sales concessions earned as a syndicate or selling group member, accounted for approximately 2% of the Company's revenues. FMSC acted as a placement agent in three private placements and participated as a syndicate or selling group member in approximately 105 offerings in fiscal 1998.

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

Principal Transactions
----------------------

     FMSC acts as both principal and agent in the execution of its customers' orders in the over-the-counter market. FMSC buys, sells and maintains an inventory of various securities in order to "make a market" in those securities. In executing customer orders for over-the-counter securities in which it does not make a market, the Company charges a commission and acts as agent between its customers and another firm which is a market-maker. However, when the buy or sell order is in a security in which FMSC makes a market, the Company may act as principal and purchase securities from or sell securities to its customers, which includes the permissible mark-up or mark-down from the current market price, in accordance with applicable regulations.

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

Investment Activities
---------------------

     FMSC also seeks to realize investment gains by purchasing, selling and holding securities for its own account. FMSC is required to commit the capital necessary for use in these investment activities. The amount of such capital to be committed at any particular time will vary according to market, economic and financial factors, including the other aspects of the Company's business. Additionally, in connection with its investment banking activities, FMSC from time to time receives warrants that entitle it to purchase securities of the corporate issuers for which FMSC raises capital or provides advisory services. These warrants, which are placed in FMSC's investment account, vary in value based upon the market price, if any, of the underlying security and the terms of the warrant.

Research Services
-----------------

     Research activities include the review and analysis of general market conditions, industry segments and specific companies; the issuance of in-depth written reports on companies, with recommendations on specific actions to buy, sell or hold; the furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. Research services are directed primarily at identifying attractive investment opportunities in small, medium and emerging growth companies, and in special situation investments. FMSC presently conducts a limited amount of research activities directly through a research analyst employed by it and also utilizes external sources. These direct research activities principally relate to the preparation of specialized reports on selected securities for general distribution to FMSC's retail customers, and/or research assistance to the Company's retail sales force. The Company also obtains additional research reports and information from various other sources, such as Schroder & Co., Inc., Emerald Research, Argus, and others.

Asset Management and Portfolio Advisory Service Fees
----------------------------------------------------

     FMSC is an SEC Registered Investment Adviser, providing investment advisory services to clients through independent, third-party sponsored advisory programs offered to individual and institutional clients. FMSC is registered as an investment adviser in those states requiring registration, including:

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

     Managed account programs generally require the client to pay a single fee for portfolio advisory services, brokerage execution and custody and periodic account performance evaluation, rather than a fee plus commissions. Revenues from asset-managed accounts and portfolio advisory services are generated from accounts that charge a fee based on a percentage of assets under management.

     In October 1998, FMSC signed a limited clearing agreement with Wexford Clearing Services Corp. ("Wexford"), a division of Prudential Securities to offer its "Mutual Fund Choice" program. The program, managed by Prudential Advisors, Inc., enables the registered representatives to prepare an asset allocation model for the client choosing from a selected universe of mutual funds suitable for the client. The funds are purchased at net asset value, without a sales charge, and included in the designed portfolio. For this service, the client is charged a quarterly fee based upon the value of the assets in the portfolio. A portion of the fee is retained by Prudential for managing the accounts and providing statements to the clients.

     Management's goal is to increase fee-based revenues by continuing to provide diversified advisory services and products to its affiliates.

Competition
-----------

     FMSC encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, the Company also competes with numerous regional and local firms. FMSC also competes for experienced brokers with other firms offering an independent affiliate program such as Corporate Securities Group, Inc., Robert Thomas Securities, Inc. and Linsco/Private Ledger Corp.

     In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The Company has recently entered the discount brokerage arena through its Century Discount Investments division. (See "Recent Developments".) Additionally, the recent emergence of online trading has further intensified the competition for brokerage customers. The continued expansion of discount brokerage firms and online trading could adversely affect the Company's retail business.

     Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the same services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, FMSC may be adversely affected to the extent those services are offered on a large scale basis.

     FMSC competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. FMSC often offers incentives to qualified registered representatives to join the Company. These incentives can include cash loans, both forgivable based on duration of association and/or production levels, as well as non-forgivable, incentive stock options and a higher payout during a transitional period. FMSC is currently implementing new computer programs developed by the Clearing Broker, Schroder & Co., Inc., to better service its affiliates and to attract new brokers. The system will enable brokers at any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive research reports and compliance memoranda through a computer work station.

Administration, Operations, Transaction Processing and Customer Accounts
------------------------------------------------------------------------

     FMSC currently utilizes the services of Schroder & Co., Inc. as its primary clearing broker (the "Clearing Broker"). FMSC does not hold any funds or securities of its customers. The Clearing Broker, on a fee basis, processes all securities transactions for FMSC's account and the accounts of its customers. Services of the Clearing Broker include billing and credit control, and receipt, custody and delivery of securities, for which FMSC pays a portion of the commissions it receives from customer transactions. By engaging the processing services of a clearing broker, FMSC is exempt from certain reserve requirements imposed by Rule 15c3-3 under the Securities Exchange act of 1934 (the "1934 Act"). (See "Net Capital Requirements".) The Clearing Broker is neither a partner nor a joint venturer with FMSC, nor does the Clearing Broker have any direct or indirect interest in FMSC, financial or otherwise, or any control of FMSC's business, affairs or internal operations. The Clearing Broker, however, does provide secured margin loans to FMSC and its customers to finance the purchase of securities. Under its clearing agreement with the Clearing Broker, FMSC has agreed to indemnify and hold the Clearing Broker harmless from certain liabilities or claims. As required by the NASD and certain other authorities, FMSC carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation ("SIPC") for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances, with an additional $50,000,000 of protection provided by a private insurance company for the benefit of each customer. SIPC is funded through assessments on registered broker-dealers. SIPC fees are assessed at the rate of .00065% of net operating revenues (as defined).

Government Regulation
---------------------

     The securities industry is subject to extensive and constantly evolving federal and state regulations promulgated by the SEC and various state agencies, as well as self-regulatory organizations such as the NASD. The principal purpose of such regulations is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers. The SEC is the federal agency charged with the administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. These self-regulatory organizations adopt rules (subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. FMSC is registered with, and subject to, the state securities commissions in 49 states, the District of Columbia and the Commonwealth of Puerto Rico.

     The regulations to which broker-dealers are subject cover all aspects of the securities industry, including sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers, employees and registered representatives. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often directly affect the method of operation and profitability of broker/dealers. The SEC and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers, employees or registered representatives.

Net Capital Requirements
------------------------

     As a registered broker/dealer and member of the NASD, FMSC is subject to the SEC's Net Capital Rule which is designed to measure the general financial integrity and liquidity of a broker/dealer.

     Net capital is defined as the net worth of a broker/dealer subject to certain adjustments, and computed pursuant to the "aggregate indebtedness method". Aggregate Indebtedness is the total of certain liabilities of a broker/dealer arising from or in connection with any transaction whatsoever, and includes, among other things, money borrowed, money payable against securities loaned and securities "failed to receive," the market value of securities borrowed to the extent to which no equivalent value is paid or credited. For broker/dealers using this method, the Net Capital Rule requires that the ratio of aggregate indebtedness, as defined, to net capital, as defined, not exceed 15 to 1, and imposes restrictions on operations as described below. In computing net capital, various adjustments to net worth are made with a view to excluding assets which are not readily convertible into cash and making a conservative statement of other assets, such as a firm's position in securities. Compliance with the Net Capital Rule limits those operations of securities firms which require the intensive use of their capital, such as underwriting commitments and principal trading activities, and limits the ability of securities firms to pay dividends.

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

     At December 31, 1998, FMSC had net capital of $1,668,964 which was $1,418,964 in excess of required net capital, and its ratio of aggregate indebtedness to net capital was 2.17 to 1. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the
Commission and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentage (120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of the Company's brokerage subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from its operating subsidiaries, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Employees
---------

     The Company currently has approximately 360 registered representatives of which 315 are associated with affiliate offices. In addition, the Company employs 88 support employees in the areas of operations, compliance, accounting, and administration.

     There is an intense competition among securities firms for executives with extensive securities industry experience. To a large degree, FMSC's future success will depend upon its continuing ability to locate, hire and retain highly skilled executives. FMSC considers its relations with its employees to be satisfactory.

Item 2.   Properties

Offices and Facilities
----------------------

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

     In  June  1996,  Montauk  Insurance   Services,   the  Company's  insurance
subsidiary, leased 3,150 square feet in Paramus, New Jersey to house its administrative offices. In September 1997 the Paramus office also became the home of Century Discount Investments, the Company's new discount brokerage operation. The three year lease provides for monthly base rent of $5,053 for the first year, $5,315 for the second year, and $5,578 for the third year. MISI extended the term of this lease for an additional one year term.

     Facilities for all branch and/or satellite offices are the responsibility of the Affiliate and FMSC incurs no cost, expense or obligation for these facilities. Similarly, all furnishings, fixtures, telephone systems, office equipment and quote and market data systems are likewise solely the responsibility of the Affiliate.

Item 3.   Legal Proceedings

     Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

     In June 1997, the Securities and Exchange Commission entered an Order against FMSC relating to an alleged failure to supervise a former affiliate office in Houston, TX. Without admitting or denying the findings of the SEC, FMSC consented to the issuance of an Order, making findings and imposing remedial sanctions and a Cease-and-Desist Order. FMSC was (1) ordered to cease and desist from present or future violations of Securities (15)(c) and 17(a) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 15c3-1, 17a-3, 17a-5 and 17a-11 thereunder, (2) censured and required to pay a fine of $50,000, and (3) required to pay disgorgement and interest of $227,042, which was credited towards previously paid customer settlements.

     In addition, FMSC was required to, and did retain, an independent Consultant to conduct a review of, and to report and make recommendations as to FMSC's supervisory and compliance policies and procedures, particularly as they relate to the firm's affiliate program and the supervision of the firm's branch offices by the main office. On February 1, 1999, FMSC submitted its Affidavit of Compliance setting forth the details of its adoption and implementation of the recommendations contained in the Consultant's Final Report. In summary, FMSC developed and implemented substantial changes to its supervisory and compliance policies and procedures, including the development of a hierarchical regional supervisory structure. As part of this restructuring, FMSC hired a National Supervisor, appointed three Regional Supervisors for the East, Central and West Regions, and designated other branch office managers as Divisional Supervisors. In addition, FMSC revised its internal audit and recruiting procedures, developed supervisory compliance policies and procedures, and during early 1999 held its first Regional/Divisional Supervisory training program.

     In February 1997, FMSC entered into a Consent Decree with the State of Florida, without admitting or denying the findings, relating to the alleged failure to supervise a former affiliate office in Houston. FMSC agreed to pay a fine of $15,000, engage an independent consultant, as well as other provisions temporarily limiting brokerage activities in the State of Florida. During 1998, FMSC conducted internal audits of its Florida branches and was inspected by examiners from the State of Florida. The State's examination has not been completed, but FMSC expects that this matter will be concluded during Spring 1999. In the interim, FMSC has been granted permission to recruit brokers in existing branch offices within the State.

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

     The Company was a defendant in a civil action brought by the City of Painesville, Ohio in connection with its purchase of mortgage-backed securities related to the activities of the former Houston branch office representatives. The Company settled this claim for $500,000 in June 1998.

     FMSC is both a claimant and counter-respondent in an arbitration, which it brought against another securities firm arising out of the trading activities of the former Houston branch office. The firm has filed a counter-claim against FMSC seeking an unspecified amount of damages.

     FMSC is a respondent in various customer arbitrations seeking damages of various amounts. In one arbitration a customer seeks damages in excess of $1,000,000 as a result of alleged forgery and misappropriation by a former registered representative who was the executor of the estate and trustee under the client's will. Another claimant seeks damages as a result of the alleged mishandling of a customer account, seeking damages that aggregate $650,000. FMSC is vigorously defending both of these actions and believes it has meritorious defenses.

     FMSC is a respondent in another customer arbitration seeking to hold it liable as a successor in interest to another broker-dealer with whom the customer conducted securities transactions upon which the claim was brought. FMSC has strongly asserted that it is not a successor to any other broker-dealer and is vigorously defending this claim.

     FMSC is also named as a respondent in other pending customer arbitrations and litigations relating to its securities business. These claims are in various stages of progress and are being vigorously contested or settled as warranted under the specific facts and circumstances of each case. Although management is unable to derive a meaningful estimate of the possible costs that may arise from these pending claims, they believe it will not have a significant impact on future earnings.

     The Company continues to review the extent to which settled and pending claims, including Houston customer settlements, may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. The Company has also filed suit against one of its insurers to compel coverage of several settled claims. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future claims, settlements or adverse judgments will be covered under the Company's existing insurance policies.



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

B.       Market Information

     The Company's Common Stock commenced trading in the over-the-counter market in 1987. On April 14, 1999, the Company's common stock had a high and low bid price of $2.75 and $2.66, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 1998                      High $           Low $

     1st Quarter                      2.875            2.00
     2nd Quarter                      3.28             2.41
     3rd Quarter                      2.53             1.01
     4th Quarter                      1.875            1.125

Fiscal Year 1997                      High $           Low $

     1st Quarter                      3.125             .96
     2nd Quarter                      2.78125          2.4375
     3rd Quarter                      2.75             2.15625
     4th Quarter                      2.875            2.1875


Item 6.  Selected Financial Data
                                                                   Year ended December 31,
                                  1998            1997             1996             1995          1994
Operating results:
Revenues:
Commissions                   $30,741,404      $ 27,018,244   $ 25,749,690     $ 17,113,296    $ 9,861,294
Net dealer inventory
 and trading gains              8,795,599         7,257,576      7,660,700        9,763,940      7,781,667
Investment banking                767,312         1,433,100        634,329          388,249        766,013
Insurance recovery                   -              650,000           -                -              -
Interest and other income       1,572,063         1,383,713      1,044,969        1,076,718        691,413
                                ---------         ---------      ---------        ---------        -------

Total revenues                 41,876,378        37,742,633     35,089,688       28,342,203     19,100,387
                               ----------        ----------     ----------       ----------     ----------
Expenses:
Commissions, employee
 compensation and
 benefits                      31,766,060        26,785,205     25,428,184       19,542,578     14,242,933
Clearing and floor
 brokerage                      3,674,859         3,021,709      3,139,142        3,112,474      1,828,197
Communications and
 occupancy                      2,557,313         1,860,350      1,662,936        1,260,209        961,582
Legal matters and
 related costs                  2,377,336         1,452,001      2,731,997        1,542,328        345,735
Write-down of Note
 Receivable - Global
 Financial Corp.                1,775,000             --             --               --             --
Other operating expenses        2,961,974         2,093,670      2,006,615        1,439,926      1,247,345
Interest                          131,215            84,695        105,772          192,752        157,660
                               ----------        ----------     ----------       ----------     ----------
Total expenses                 45,243,757        35,297,630     35,074,646       27,090,267     18,783,452
                               ----------        ----------     ----------       ----------     ----------
Income (loss) before
 income taxes                  (3,367,379)        2,445,003         15,042        1,251,936        316,935
Income taxes (benefit)           (604,532)          968,178        (17,747)         483,848        124,799

Net income (loss)             $(2,762,847)     $  1,476,825    $    32,789      $   768,088    $   192,136
Net income (loss)
 applicable to
 common stock                 $(2,762,847)     $  1,476,825    $    32,789      $   768,088    $   192,136
Net income per
 common share:
    Basic                     $     (0.28)     $       0.17    $      0.01      $      0.10    $      0.02
    Diluted                   $     (0.28)     $       0.14    $      0.01      $      0.09    $      0.02
Weighted average shares outanding
    Basic                       9,725,116         8,788,734      7,767,224        8,044,622      8,070,406
    Diluted                     9,725,116        10,351,032      8,623,538        8,380,906      8,409,267
Financial condition:
Total assets                  $11,543,734      $ 11,971,934    $ 8,742,039      $10,486,967    $ 7,082,267
Total liabilities             $ 5,320,107      $  4,732,467    $ 4,625,260      $ 6,886,021    $ 4,066,545
Common Stock issued with
 Guaranteed selling price     $    36,500      $    346,500    $   421,500      $      -       $       -
Stockholders' equity          $ 6,187,127      $   6,892,967    $3,695,279      $ 3,600,946    $ 3,015,722


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations - Three Years Ended December 31, 1998

     Fiscal 1998 was the Company's tenth consecutive year of record revenues, surpassing 1997 record levels of $37,743,000. Total revenues of $41,876,000 represented an increase of 11% over the prior year. The Company benefited along with the rest of the brokerage industry as fiscal 1998 continued the extremely favorable market trends of the prior two fiscal years. Almost every revenue category realized higher revenues when compared with the prior two years; the sole exception being investment banking, which is discussed below.

                                         Year Ended December 31,
                          1998                   1997                    1996
                         (000's)    % Change    (000's)    % Change     (000's)
                         -------    --------    -------    --------     -------
Revenues:
Commissions               $30,741       14     $ 27,018        5       $ 25,750
Net dealer inventory
 and trading gains          8,796       21        7,258       (5)         7,661
Investment banking            767     ( 46)       1,433      126            634
Insurance recovery           --       (100)         650      100           --
Interest and other income   1,572       14        1,384       32          1,045
                          $41,876       11      $37,743        8        $35,090

     The rise in revenues in fiscal years 1998 and 1997 resulted from increased commissions, both in absolute dollars and as a percentage, from agency transactions in general securities (stocks, bonds and options). The increase in agency transactions is primarily attributable to the addition of several high-volume affiliated brokers. Commissions from mutual fund transactions accounted for the largest dollar increase from 1996 to 1997.

     Net trading profits increased 21% in 1998 from the prior year, primarily as a result of increased principal trading in fixed income securities. Investment banking revenues significantly declined in 1998 as compared to 1997, the year in which FMSC earned significant fees from the underwriting of an initial public offering for Pacific Health Laboratories, Inc. However, revenues from other investment banking activities, including participation in syndicates and selling groups, increased in 1998 over 1997 levels as a direct result of FMSC's increased focus and efforts in this area.


                              Year Ended December 31,
                          1998                   1997                    1996
                         (000's)    % Change    (000's)    % Change     (000's)
                         -------    --------    -------    --------     -------

Expenses:
Commissions, employee
 compensation and
 benefits                $ 31,766       19      $ 26,785       5      $ 25,428
Clearing and floor
 brokerage                  3,675       22         3,022      (4)        3,139
Communications and
 occupancy                  2,557       37         1,860      12         1,663
Legal matters and
 related costs              2,377       63         1,452     (47)        2,732
Write-down of Note
 Receivable - Global
 Financial Corp.            1,775      100          --         0          --
Other operating expenses    2,962       41         2,094       4         2,007
Interest                      131       54            85     (20)          106
                           ------       --        ------     ---        ------
Total expenses           $ 45,243       28      $ 35,298       1       $35,075

     During 1998, the Company paid commissions, employee compensation and employee benefits of $31,766,000 (76% of total revenues) as compared to $26,785,000 (71% of total revenues) in 1997. This category includes salaries, commission expense, and benefits for salaried employees. Commissions paid to registered representatives for fiscal 1998 totaled $26,622,000 and accounted for more than $4,200,000, or 85% of the total increase in this expense category over fiscal 1997. This is due to a combination of higher payouts utilized to attract the larger producing registered representatives, and an increase in transactions revenue in 1998.

     For  1998,  the  Company  paid  salaries  of  $4,247,000  for   management,
operations and clerical personnel, as compared to $3,658,000 in 1997 and $2,753,000 in 1996. The increase in 1997 and 1998 was due primarily to the compensation of employees of the Century Discount division, who are paid a salary rather than on a commission basis. The Company also hired additional trading assistants, compliance and operational personnel.

     Clearing costs increased by $653,000 from 1997 to 1998 and decreased by $117,000 from 1996 to 1997. The dollar increase in 1998 reflects the increased volume in securities transactions, which carry clearance and floor brokerage charges. Clearing costs as a percentage of revenues have remained fairly constant over the period from 1996 to 1998.

     Communications and occupancy costs rose by $697,000 in 1998, an increase of over 37% from 1997. The largest increase in this category is in the area of rent expense. This is a result of a new master lease agreement effective February 1998, which expanded the Company's facilities. The new seven-year lease, as amended, covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The amended master lease also contains a six-year renewal option providing for a base rental payment of approximately $65,000 per month. The continuing increases in communication and information processing expenses in fiscal 1998 and 1997 reflect the costs of further enhancement and expansion of the Company's systems of internal communication and information dissemination, as well as higher general business volume which gave rise to increased costs for telephone, postage and market data services.

     Legal matters and related costs include payments to defend and settle customer claims, provisions for pending litigation and general corporate matters. These costs totaled $2,377,000 in 1998, an increase of 63% over the prior year.

     The Company was a defendant in a civil action relating to FMSC's former Houston affiliate office that sold mortgage-backed securities to its customers. The Company settled this claim for $500,000 in June 1998. A similar arbitration proceeding, which was reserved for in 1998, was settled in early 1999 for $100,000. The Company either settled or accrued for various other customer arbitrations throughout 1998, aggregating $750,000.

     FMSC is both a claimant and counter-respondent in an arbitration, which it brought against another securities firm arising out of the trading activities of the former Houston branch office. The firm has filed a counter-claim against FMSC seeking an unspecified amount of damages.

     FMSC is also a respondent in other pending customer arbitrations and litigations relating to its securities business. These claims are in various stages of progress and are being vigorously contested. Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including litigation costs) in any particular subsequent quarter or annual period, or in the aggregate. However, it is possible that the financial condition, results of operation, or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation.

     The Company continues to review the extent to which settled and pending claims, including Houston customer settlements, may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. The Company has also filed suit against one of its insurers to compel coverage of several settled claims. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future claims, settlements or adverse judgments will be covered under the Company's existing insurance policies.

     As required by SEC Order, and in an effort to reduce future legal claims and liabilities, the Company retained an independent consultant to conduct a review of, and to report and make recommendations as to FMSC's supervisory and compliance policies and procedures, particularly as they relate to the firm's affiliate program and the supervision of the firm's branch offices by the main office. FMSC developed and implemented substantial changes to its supervisory and compliance policies and procedures, including the development of a hierarchical regional supervisory structure. As part of this restructuring, FMSC hired a National Supervisor, appointed three Regional Supervisors for the East, Central and West Regions, and designated other branch office managers as Divisional Supervisors. In addition, FMSC revised its recruiting procedures, developed supervisory compliance materials and held its first Regional/Divisional Supervisory training program.

     Management believes that these measures, along with other planned action, will assist in the reduction of customer claims. However, there is no assurance that the Company will be successful in its efforts to reduce such claims in the future.

     During 1997 and 1998, the Company, through its wholly-owned subsidiary Montauk Advisors Inc., ("MAI"), made various loans to Global Financial Corp. ("Global"). These loans have a balance as of April 15, 1999 of $2,217,000 before reserves. Global is a lease servicing company that sold leases through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. The notes are guaranteed by Global, FemCom Systems, Inc., ("FCS"), Biblio, Inc. ("Biblio") and the shareholder of FCS and Biblio. The notes are partially collateralized by mortgage liens on real estate owned by the principal shareholder of FCS and Biblio, a pledge of the shares of Global and FCS, and various liens on the assets of FCS.

     During 1998, the Company undertook a full review of the Global loans to evaluate their collectability, and determined that, based on various events and circumstances, including the default status of the loans, the insolvency of Global and FCS, and steadily declining collections on the lease portfolio serviced by Global, the loans to Global have been impaired. Accordingly, the Company has recorded an impairment loss of $1,775,000 in its financial statements for 1998. This amount reflects management's best estimate of the extent of the loan impairment based on available current information, including the amount and value of the collateral.

     Other operating expenses increased from $2,094,000 in 1997 to $2,962,000 in 1998. The majority of the $868,000 increase, or $394,000, is the result of reserves and write-offs of customer unsecured debits and broker receivables. Advertising and business development costs increased by $139,000 in 1998. The increase reflects the Company's continued use of advertising and marketing campaigns to attract registered representatives to affiliate program. The Company expects advertising and business development costs to increase with respect to the promotion of its new discount brokerage division, Century Discount Investments.

     The Company's effective tax rate in 1998 and 1997 was (18)% and 40%, respectively. The rate in 1998 is lower than expected because of management's decision to reduce the future tax benefits available from net operating loss carryforwards and other deferred tax assets by recording a valuation allowance of $731,000 in the 1998 Statement of Operations. The decision was based on uncertainties regarding the resolution of various pending legal claims and the previously discussed Global matter. Offsetting these concerns in part is management's favorable view of market conditions in 1999, and the settlement of practically all claims related to the Houston office.

     The Company's record revenues were achieved as a result of the combination of a robust economy and favorable investment climate in the United States, and the addition of new affiliated registered representatives during 1998. In expectation of future revenue growth, the Company is continuing to invest in its infrastructure. This investment includes expansion of its corporate headquarters, development of new marketing and advertising campaigns, acquisition of a new data management system, and the hiring of additional legal, trading and compliance personnel.

     Despite continued strong revenue growth, the Company's performance was again negatively impacted by costs totaling $ 2,377,000 to defend and settle various legal matters during 1998, as well as the write-down of a note receivable from Global Financial Corp. of $1,775,000. These costs, in large part, accounted for the net loss of $2,763,000 suffered by the Company for fiscal 1998.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with more than 50% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market making and other securities dealer activities require the Company to carry significant levels of securities inventories in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Operating activities used cash of $378,000 during 1998. Inventory positions of securities held by the Company decreased by $924,000, while securities sold but not yet purchased decreased by $482,000. Loan reserves, specifically the reserve against Global loans, increased by $1,775,000.

     In 1998 and 1997, the Company realized tax benefits of $116,000 and $723,000, respectively, related to the exercise of stock options during the fiscal year. (See Notes to the consolidated financial statements). These tax benefits are available to reduce actual corporate tax liabilities. Under applicable accounting rules, such benefits are reported as an increase in stockholders' equity rather than as an item of income.

     Investing activities required cash of $1,847,000 during the year. Additions to capital expenditures consumed $986,000, most of which was for the renovation of the newly acquired lease space at the headquarters complex. The remainder of capital expenditures were for the purchase of new computers to support the
Company's  upgraded and enhanced  market data  services,  office  furniture  and equipment for the home office expansion and the development of the sales tracking and operations management system. The Company projects 1999 expenditures for technology and other capital needs to be approximately $600,000.

     Net amounts advanced to brokers and affiliates increased by $329,000 to $598,000. The increase is attributable to loans to new affiliates as an inducement to join the Company, advances to employees, and receivables from brokers as a result of trading losses and customer debits which are broker obligations.

     MAI made loans to Global, net of repayments, of $1,497,000 in 1998, and additional net loans to Global of $176,000 to date in 1999. The Company is reevaluating its continued financial support of Global through loan advances, and is attempting to formulate a final resolution of the Global leases in order to minimize further economic losses. There can be no assurance that the Company will not incur significant expenditures in respect to this matter in the future. (See Notes to Consolidated Financial Statements and Recent Developments in Business Section)

     Financing activities provided cash of $2,049,000 in 1998. In March 1998 the Company received gross proceeds of $1,383,000 from the offering of 3,072,779 units; each unit consisting of one Class A Warrant, one Class B Warrant and one Class C Warrant exercisable at various prices over the next six years. Should the market price of the Company's common stock increase to the level where any or all of the classes or a portion of the classes of warrants become exercisable, the Company will obtain additional proceeds from the exercise of the warrants. An additional $347,000 was received from the exercise of 432,050 stock options by various individuals during the year. In October 1998, the Company issued a series of Convertible Promissory Notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from equipment lease investments with a remaining balance of approximately $270,000. The notes carry interest at the rate of 10% per annum, payable semi-annually, and are convertible into a maximum of 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. The notes mature in five years; however, the Company is required to pay 20% of the original outstanding principle amount into a sinking fund on or before each annual anniversary date of the Notes. The equipment lease investments are serviced by Global and were originally sold to investors through MAI. The Company has recorded a loan discount of $99,899, representing the difference between the note principal of $570,000, and the cash received plus the estimated discounted payment stream from the leases. The discount is being amortized over the term of the notes.

     The Company has various bank notes totaling $244,844. These notes bear interest at the prime rate (7.75% at December 31, 1998), and are collateralized by equipment owned by the Company. Principal payments are scheduled as follows:
1999 - $95,925, 2000 - $95,925, and 2001 - $52,944.

     In 1998, the Company entered into a capital lease arrangement with Sun Data to acquire new equipment costing $88,000 and to refinance through a sale/leaseback transaction existing fixed assets with a book value of approximately $340,000. The net cash received by the Company as a result of this transaction was approximately $270,000.

     At December 31, 1998, the Company's broker-dealer subsidiary had net capital of $1,669,000, which was $1,419,000 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was
2.17 to 1.

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

Year 2000 Issue

     The onset of the year 2000 brings challenges to companies who use and rely on computers and technology as a function of their businesses. Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company has reviewed its compliance with what has come to be known as the Year 2000 Issue ("Y2K"). The Company does not create or develop its own proprietary computer programs. Rather, it is reliant on outside vendors or providers for verification of the compliance of their applications, which are utilized by the Company. The Company has currently identified 17 programs and applications that were purchased/licensed by the Company for various departments as mission critical systems requiring compliance with Y2K. We have requested each vendor to supply verification that the program and/or application utilized by the firm is, or will be, Y2K compliant before the Year 2000.

     The most significant of these outside vendors is the Company's clearing firm, Schroder & Co., Inc. Schroder & Co. has been mandated by the NYSE to participate in industry testing of all computer interfaces relating to securities processing. These tests have been ongoing since early Spring 1999. To date, the Company has not been advised of any problems relating to the clearing firm's compliance with Y2K readiness. The Company voluntarily agreed to participate with Schroder in point to point testing of the interfaces and applications provided by them. We anticipate that such tests will be completed by August 31, 1999.

     The Company has designated an individual within the organization to coordinate the Y2K compliance issues and to communicate with each software and service provider, to ensure Y2K compliance before the turn of the century. While management has not finalized an estimate of the cost of internal system modifications, it does not believe that these costs will have a material impact on the Company's operations in fiscal 1999.

     In addition, FMSC inventoried its computer and systems operations that could be affected by Y2K issues, including steps to remediate systems requiring such attention. This has included a review of our facilities, office equipment, telecommunications systems, market data services and third-party products and services used by our company, and retention of consultants, where necessary. During February, 1999, FMSC issued a letter to securities account clients reporting on the progress of its Y2K readiness program. The Company is working to take the necessary steps to ensure, as far as practicable, that the firm's systems will function without interruption after the millennium change. FMSC expects to continue its evaluation process relating to contingency planning.

     FMSC, as a registered broker-dealer and investment adviser, is required to and has made required filings with various regulatory authorities concerning the status of its preparedness progress for Y2K compliance. FMSC has also contracted with an independent public accounting firm to conduct a special Y2K audit and to complete its report prior to April 30, 1999. Such report is required pursuant to applicable SEC and NASD rules and regulations.

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

Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Item 8.    Financial Statements

          See Financial Statements attached hereto.

Item 9.    Disagreements on Accounting and Financial Disclosure

          Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:

         Name                Age  Position

Herbert Kurinsky             67   Director,  President  and  Chief  Executive
                                  Officer  of  FMFC  and  of  FMSC  and
                                  Registered Options Principal of FMSC

William J. Kurinsky          38   Director,  Vice  President,  Chief  Operating
                                  and Chief Financial Officer and Secretary of FMFC and of FMSC and Financial/Operations
                                  Principal of FMSC

Robert I. Rabinowitz, Esq.   41   General Counsel,  FMFC, Chief Administrative
                                  Officer,  Vice President and General
                                  Securities Principal of FMSC

Norma Doxey                  59   Director, VP of Operations, FMSC

Ward R. Jones, Jr.           68   Director

David I. Portman             58   Director


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

     All officers serve at the discretion of the Board of Directors. Family relationships exist among the following officers and directors: Mr. Herbert Kurinsky is the uncle of Mr. William J. Kurinsky. Mr. Robert I. Rabinowitz is the brother-in-law of Mr. William J. Kurinsky.

     Herbert Kurinsky became a Director and the President of the Company on November 16, 1987. Mr. Kurinsky is a co-founder of First Montauk Securities
Corp. and has been its President, one of its Directors and its Registered Options Principal since September of 1986. From March 1984 to August 1986, Mr. Kurinsky was the President of Homestead Securities, Inc., a New Jersey broker/dealer. From April 1983 to March 1984, Mr. Kurinsky was a branch office manager for Phillips, Appel & Waldon, a securities broker/dealer. From February 1982 to March 1983, Mr. Kurinsky was a branch office manager for Fittin, Cunningham and Lauzon, a securities broker/dealer. From November 1977 to February 1982, he was a branch office manager for Advest Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. degree in economics from the University of Miami, Florida in 1954.

     William J. Kurinsky became Vice President, a Director and Financial and Operations Principal of the Company on November 16, 1987. He is a co-founder of First Montauk Securities and has been one of its Vice Presidents, a Director and its Financial/Operations Principal since September of 1986. Prior to that date, Mr. Kurinsky was Treasurer, Chief Financial Officer and Vice President of Operations of Homestead Securities, Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. from Rutgers University in 1984. He is the nephew of Herbert Kurinsky.

     Robert I. Rabinowitz, Esq. is General Counsel of the Company since 1987. He concurrently served as General Counsel of First Montauk Securities from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of FMSC as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the National Association of Securities Dealers, Department of Arbitration. Mr. Rabinowitz's wife is a neice of Mr. Herbert Kurinsky and a sister of Mr. William Kurinsky.

     Norma L. Doxey has been a Director of the Company since December 6, 1988. Ms. Doxey has been a Vice President of Operations and a Registered Representative with First Montauk Securities Corp. since September 1986. From August through September, 1986, she was operation's manager and a Registered Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities.

     Ward R. Jones, Jr. has been a director of the Company since June 1991. From 1955 through 1990, Mr. Jones was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones is currently a registered representative of First Montauk Securities Corp., but does not engage in any securities business.

     David I. Portman has been a director of the Company since June 15, 1993. From 1978 to the present, Mr. Portman served as the President of Triad Property Management, Inc., a private corporation which builds, invests in and manages real estate properties in the State of New Jersey. Mr. Portman was a Director of Ultra Med, Inc. from 1986 to 1991, a high tech medical equipment manufacturer. Mr. Portman also serves as a director and officer of Pacific Health Laboratories, Inc., a position he has held since August 1995. In 1997, FMSC underwrote an initial public offering of the common stock of Pacific Health Laboratories, Inc., and is currently a market maker in the stock.

Significant Employees

     Mark D. Lowe, 40, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Association, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991. Mr. Lowe attended Ocean County College in Toms River, NJ. Mr. Lowe is the Treasurer of the Estate and Financial Planning Council of Central New Jersey.

     Seth Rosen,  46, has been President of Century Discount  Investments  since
September 1998. From December 1997 to June 1998, Mr. Rosen served as an executive consultant with Cowen & Co. From 1994 to 1997, Mr. Rosen served as a Managing Director of National Discount Brokers, a division of Sherwood Securities.

Certain Reports

     No person who, during the fiscal year ended December 31, 1998, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation
         ----------------------

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation            Long Term
                                                        Compensation

                                                         Securities
                                                         Underlying
Name & Principal                                    Other Annual  Options/ SARs
Position              Year  Salary       Bonus      Compensation  Granted(1)

Herbert Kurinsky       1998  $175,000    $ 0         $ 10,096(2)    100,000
 Chairman, Chief       1997  $168,269    $ 0         $  2,724(2)     50,000
 Executive Officer (3) 1996  $175,000    $ 40,000    $ 41,072(2)       0

William J. Kurinsky    1998  $175,000    $ 0         $ 10,221(4)    100,000
Vice President,        1997  $158,173    $ 0         $  1,534(4)     75,000
 Chief Operating and   1996  $175,000    $ 0         $ 11,884(4)       0
 Financial Officer
 and Secretary (5)

Robert I. Rabinowitz   1998  $125,000    $15,000     $    295(6)    100,000
General Counsel, FMFC, 1997  $111,154    $10,000     $  5,676(6)     75,000
Chief Administrative   1996  $100,000    $ 5,000     $    383(6)       0
 Officer, FMSC (7)

     1) In 1997, the Board of Directors authorized a grant to purchase 50,000, 75,000 and 75,000 shares of the Company's Common Stock each to Herbert Kurinsky, William J. Kurinsky and Robert I. Rabinowitz at exercise prices of $.96, $1.05 and $1.0625, respectively. These options have vested and are exercisable until January 14, 2002. In 1998, the Board of Directors authorized an additional grant to purchase 100,000 shares at exercise prices of $1.9375, $2.13 and $1.9375 to Herbert Kurinsky, William J. Kurinsky and Robert I. Rabinowitz, respectively. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     2) Includes (i) for 1998, vacation pay of $10,096; (ii) for 1997, commissions of $2,724; (iii) for 1996, an automobile allowance of $7,512, commissions of $10,512, dues of $7,440 and loan forgiveness of $15,606.

     3) Mr. Herbert Kurinsky is the beneficial owner of 1,518 shares of the Company's Common Stock as of December 31, 1998, which shares had a market value of $2,182 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     4) Includes: (i) for 1998, commissions of $125 and vacation pay of $10,096;
(ii) for 1997, commissions of $1,534; (ii) for 1996, loan forgiveness in the amount of $11,884.

     5) Mr. William Kurinsky is the beneficial owner of 1,348,423 shares of the Company's Common Stock as of December 31, 1998, which shares had a market value of $1,938,358 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     6) Includes commissions of $295 in 1998; (ii) $5,676 for 1997, (iii) $383 for 1996.

     7) Mr. Robert I. Rabinowitz is the beneficial owner of 2,500 shares of the Company's Common Stock as of December 31, 1998, which shares had a market value of $3,594 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 1998, the Board of Directors met on three occasions and all directors were present.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee comprised of Ward
R. Jones and David Portman. The Audit Committee met on 1 occasion during fiscal year 1998. The Audit Committee reviews (i) the Company's audit functions, (ii) the finances, financial condition, and interim financial statements of the Company with management, and (iii), the year end financial statements of the Company with the Company's independent auditors. Members of the Audit Committee do not receive additional compensation for such service.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 1998

                                INDIVIDUAL GRANTS

                      Number of       % of Total
                      Underlying      Granted to    Exercise
                      Options/SARs    Employees in  or Base       Expiration
Name                  Granted(#)      Fiscal Year   Price ($Sh)   Date

Herbert Kurinsky        100,000          7.2%       $1.9375        8/02/03
William J. Kurinsky     100,000          7.2%       $2.13          8/02/03
Robert I. Rabinowitz    100,000          7.2%       $1.9375        8/02/03


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                             Value of
                       Shares                Number of       Unexercised
                       Acquired              Unexercised     In-the-money
                       on        Value     Options as of     Options at
Name                   Exercise  Realized  December 31,1998  December 31,1998(1)
----                   --------  --------  ----------------  -------------------
                                              Exercisable        Exercisable
                                              /Unexercisable     /Unexercisable
Herbert Kurinsky          --     $0             390,000/0        $  560,625/$0
William J. Kurinsky    200,000   $550,000       415,000/0        $  596,563/$0
Robert I. Rabinowitz      --     $0             230,000/0        $  330,625/$0


     (1) Based upon the closing bid price of the Company's Common Stock on December 31, 1998 ($1.4375 per share), less the exercise price for the aggregate number of shares subject to the options.


Employment Agreements

     In January 1996, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $175,000 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each will also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. The agreements have been renewed for an additional year. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase from FMSC, up to 20% of all underwriters and/or placement agent warrants or options which are granted to FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each employee also receives health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

Incentive Stock Option Plan

     In September 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "1992 Plan"). The 1992 Plan provided for the grant of options to purchase up to 2,000,000 shares of the Company's Common Stock and is intended for employees of the Company and consultants. In June 1998, the Company's shareholders approved an amendment to the 1992 Plan (the "Amended Plan") to increase the number of shares reserved for issuance from 3,500,000 to 6,000,000. Under the terms of the Amended Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

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

     The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Amended Plan will expire in 2006. To date, options to purchase a total of 4,156,500 shares of the Company's Common Stock have been issued under the Amended 1992 Plan.

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

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 180,000 options have been granted to the Company's Non-Executive members of the Board of Directors.

Senior Management Plan

     In 1996, the Company adopted the 1996 Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to 2,000,000 shares of Common Stock either upon issuance of options issued under the Plan or grants of restricted stock or incentive stock rights. Awards may be granted under the Management Plan to executive management employees by the Board of Directors or a committee of the board, if one is appointed for this purpose. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights ("SARs"), and restricted stock purchase agreements. The stock options granted under the Management Plan can be either ISOs or non-lSOs similar to the options granted under the Employee Stock Option Plan, except that the exercise price of non-lSOs shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a Grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of Common Stock. The Board or committee may grant limited SARs, which become exercisable upon a "change of control" of the Company. A change of control includes the purchase by any person of 25% or more of the voting power of the Company's outstanding securities, or a change in the majority of the Board of Directors.

     Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of the Company. Awards under the Management Plan may be made until 2006. To date the Company has granted a total of 1,185,000 options under the Senior Management Plan.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management
          --------------------------------

     The following table sets forth, as of April 14, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                       Amount and Percentage
and 5% Shareholders (1)                   of Beneficial Ownership (1)
-----------------------                   ---------------------------
                                          Number of Shares    Percent
                                          ----------------    -------

Herbert Kurinsky                             391,518(2)         3.8%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                        1,773,423(3)        16.6%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Robert I. Rabinowitz, Esq.                   286,999(4)         2.8%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Ward R. Jones                                 90,000(5)           *
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                   42,400(6)           *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

David I. Portman                             179,800(7)         1.8%
300 Ocean Avenue, Apt. 6A
Long Branch, NJ 07740

All Directors and                          2,764,140(2-7)      23.9%
Officers as a group
(7 persons in number)

* Less than 1%.
_____________________
     (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

     (2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 390,000 shares of Common Stock.

     (3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 415,000 shares of Common Stock, and 120,000 Class A Warrants, 120,000 Class B Warrants and 120,000 Class C Warrants.

     (4) Includes 265,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, 35,000 of which are owned by Mr. Rabinowitz's wife, of which he disclaims beneficial ownership, and 2,000 shares are owned by his children. Mr. Rabinowitz also owns 5,833 Class A Warrants, 5,833 Class B Warrants and 5,833 Class C Warrants.

     (5) Includes 90,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

     (6) Includes 35,000 shares of Common Stock reserved for issuance upon the exercise of 25,000 vested and presently exercisable stock options and 10,000 shares non-vested stock options.

     7) Includes 80,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, 16,600 Class A Warrants, 16,600 Class B Warrants and 16,600 Class C Warrants.


     NOTE:All Class A Warrants are exercisable at $3.00 per share for a period of three (3) years from February 17, 1998.
          All Class B Warrants are exercisable at $5.00 per share for a period of five (5) years from February 17, 1998.
          All Class C Warrants are exercisable at $7.00 per share for a period of seven (7) years from February 17, 1998.

Item 13.   Certain Relationships and Related Transactions

     For information concerning the terms of the employment agreements entered into between the Company and Messrs. Herbert Kurinsky and William J. Kurinsky, see "Executive Compensation".

                                     PART IV


Item 14.          Exhibits, Financial Statements
                  and Reports on Form 8-K
                  ------------------------------

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

                                             FIRST MONTAUK FINANCIAL CORP.


                                             By  /s/ Herbert Kurinsky
                                                 -----------------------------
                                                 Herbert Kurinsky, President
Dated:  April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert Kurinsky                                             April 15, 1999
-------------------------------
Herbert Kurinsky
President, Chief Executive
Officer and Director


/s/ William J. Kurinsky
-------------------------------                                  April 15, 1999
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director


/s/ Norma Doxey                                                  April 15, 1999
-------------------------------
Norma Doxey, Director



/s/ Ward R. Jones, Jr.
-------------------------------                                  April 15, 1999
Ward R. Jones, Jr., Director


/s/ David I. Portman
-------------------------------                                  April 15, 1999
David I. Portman, Director

                                 EXHIBITS INDEX


     The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770, and pursuant to 17 C.F.R. Sections
201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the description of such exhibits. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1996. Those designated (********) denotes exhibits which have been filed with the Company's Form 10-K for the fiscal year ended December 31, 1997, and (++) denotes exhibits filed herewith.


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

  10.16*****   Office Lease Agreement between First Montauk Securities Corp.
               and River Office Equities dated January 31, 1996.

  10.17******* Office Lease Agreement between First Montauk Securities Corp.
               and River Office Equities dated March 5, 1997.

  10.18++ Employment Agreement between First Montauk Securities Corp. and Mark Lowe dated October 15, 1998.

  10.19++ Employment Agreement between First Montauk Securities Corp. and Seth Rosen dated January 25, 1999.

  27++         Financial Data Schedule

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

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
First Montauk Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                Schneider Ehrlich & Associates LLP
                                (successor to Schneider Ehrlich & Wengrover LLP)

Jericho, New York
March 17, 1999

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                      1998               1997

ASSETS

Cash                                           $   613,513         $   789,883
Due from clearing firm                           2,876,202           2,707,782
Securities owned, at market                      2,685,879           3,150,772
Securities owned, not readily marketable, at
 estimated fair value                               47,381             506,732
Commissions receivable                             250,803             246,250
Employee and broker receivables                    598,212             927,195
Furniture, equipment and leasehold
 improvements - net                              2,074,470           1,357,854
Notes receivable                                   477,729             938,054
Due from officers                                  131,501             146,691
Other assets                                     1,087,289           1,164,753
Deferred tax assets - net                          700,755              35,968
                                                ----------          ----------
     Total assets                              $11,543,734         $11,971,934
                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Securities sold, but not yet purchased,
 at market                                     $   327,047         $   809,523
Notes payable - bank                               244,844             340,769
Subordinated notes payable                         200,000             250,000
Convertible promissory notes payable               473,625               --
Commissions payable                              1,531,644           1,624,316
Accounts payable                                   802,497             501,267
Accrued expenses                                   905,154             812,590
Capitalized lease payable                          373,579               --
Other liabilities                                  461,717             394,002
                                                 ---------           ---------
     Total liabilities                           5,320,107           4,732,467
                                                 ---------           ---------

Common stock issued with guaranteed
 selling price - no par value, 18,000
 and 173,000 shares issued and
 outstanding, respectively                          36,500             346,500

Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY

Preferred Stock, 5,000,000 shares authorized,
 $.10 par value, no shares issued and
 outstanding                                          --                  --
Common Stock, no par value, 30,000,000 shares
 authorized, 9,801,493 and 9,198,444 shares
 issued and outstanding, respectively            4,980,977           4,334,173
Additional paid-in capital                       2,979,831           1,173,437
Retained earnings (accumulated deficit)         (1,192,471)          1,570,376
Less:  Deferred compensation                      (581,210)           (185,019)
                                                  --------            --------
     Total stockholders' equity                  6,187,127           6,892,967
                                                 ---------           ---------

     Total liabilities and stockholders'
      equity                                   $11,543,734         $11,971,934
                                               ===========         ===========





                See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years ended December 31,
                                        1998            1997            1996
Revenues:

Commissions                          $30,741,404    $27,018,244     $25,749,690
Principal transactions                 8,795,599      7,257,576       7,660,700
Investment banking                       767,312      1,433,100         634,329
Insurance recovery                         --           650,000           --
Interest and other income              1,572,063      1,383,713       1,044,969
                                       ---------      ---------       ---------

                                      41,876,378     37,742,633      35,089,688
                                      ----------     ----------      ----------

Costs and expenses:

Commissions, employee compensation
 and benefits                         31,766,060     26,785,205      25,428,184
Clearing and floor brokerage           3,674,859      3,021,709       3,139,142
Communications and occupancy           2,557,313      1,860,350       1,662,936
Legal matters and related costs        2,377,336      1,452,001       2,731,997
Write-down of Note Receivable
 - Global Financial Corp.              1,775,000         --               --
Other operating expenses               2,961,974      2,093,670       2,006,615
Interest                                 131,215         84,695         105,772
                                       ---------      ---------       ---------

                                      45,243,757     35,297,630      35,074,646
                                      ----------     ----------      ----------

Income (loss) before income taxes     (3,367,379)     2,445,003          15,042

Income taxes (tax benefit)              (604,532)       968,178         (17,747)
                                        --------        -------         -------

Net income (loss)                    $(2,762,847)   $ 1,476,825     $    32,789
                                     ===========    ===========     ===========
Per share of Common Stock:

     Basic                           $     (0.28)   $       .17     $       .01
                                     ===========    ===========     ===========

     Diluted                         $     (0.28)   $       .14     $       .01
                                     ===========    ===========     ===========

Number of common shares used in
     basic earnings per share          9,725,116      8,788,734       7,767,224
Incremental shares from assumed
     conversion of options                 --         1,562,298         856,314
                                       ---------      ---------       ---------

Number of common shares used in
 diluted earnings per share            9,725,116      10,351,032      8,623,538
                                       =========      ==========      =========







                 See notes to consolidated financial statements.


                                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       FOR THE PERIOD FROM JANUARY 1, 1996 TO DECEMBER 31, 1998



                                                                         Retained
                                                              Additional  Earnings
                                           Common Stock       Paid-in     (Accumulated  Treasury  Stock  Deferred     Stockholders'
                                        Shares      Amount    Capital     Deficit)      Shares    Amount Compensation Equity
                                        ------      ------    -------     ------------  --------  ------ ------------ -------------

Balances at January 1, 1996            7,920,106  $3,320,012   $ 220,172  $    60,762     --     $   --     $   --      $ 3,699,946

Exercise of stock options                137,375      89,611      --            --        --         --         --          89,611
Tax benefit related to exercise
 of stock options                          --          --        23,789         --        --         --         --          23,789
Repurchase of common stock                 --          --          --           --     (196,802)  (230,506)     --       (230,506)
Shares issued to settle legal claims     165,000     178,650       --           --        --         --         --         178,650
Net income for the year                    --          --          --          32,789     --         --         --          32,789
                                       ---------   ---------    -------      ------     -------    -------   ------      ---------
Balances at December 31, 1996          8,222,481   3,588,273    243,961        93,551  (196,802)  (230,506)     --       3,695,279

Exercise of stock options                973,025     662,754       --           --        --         --         --         662,754
Exercise of common stock
 purchase warrants                       150,000     187,500       --           --        --         --         --         187,500
Deferred compensation                      --          --       206,871         --        --         --      (206,871)       --
Amortization of deferred
 compensation                              --          --         --            --        --         --        21,852       21,852
Cancellation of shares held
 in treasury                            (196,802)   (230,506)     --            --      196,802    230,506       --           --
Sale of restricted stock                  12,240      23,027      --            --        --         --          --          23,027
Transfer from temporary equity            37,500     103,125      --            --        --         --          --         103,125
Tax benefit related to exercise
 of stock options                          --          --       722,605         --        --         --          --        722,605
Net income for the year                    --          --         --        1,476,825     --         --          --      1,476,825
                                       ---------   ---------  ---------     ---------   -------   -------     -------     ---------
Balances at December 31, 1997          9,198,444   4,334,173  1,173,437     1,570,376     --         --      (185,019)   6,892,967

Proceeds from rights offering              --          --     1,382,751          --       --         --         --       1,382,751
Registration costs                         --          --      (236,317)         --       --         --         --        (236,317)
Exercise of stock options                432,050     342,419      --             --       --         --         --         342,419
Exercise of common stock
 purchase warrants                           999       4,995      --             --       --         --         --           4,995
Deferred compensation                      --          --       544,179          --       --         --      (544,179)       --
Amortization of deferred compensation      --          --         --             --       --         --       147,988      147,988
Transfer from temporary equity           170,000     299,390      --             --       --         --         --         299,390
Tax benefit related to exercise of
 stock options                             --          --       115,781          --       --         --         --         115,781
Net loss for the year                      --          --         --      $(2,762,847)    --         --         --      (2,762,847)
                                       ---------   ---------   --------    ----------   ------    -------    --------     ---------
Balances at December 31, 1998          9,801,493  $4,980,977 $2,979,831   $(1,192,471)    --     $   --     $(581,210) $ 6,187,127
                                       =========  ========== ==========    ===========  ======    =======    =========  ==========


                                                               See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31,
                                        1998           1997          1996

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income (loss)               $(2,762,847)  $1,476,825     $  32,789
                                      -----------   ---------      --------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
     Common stock issued with
      guaranteed selling price            30,000       28,125       421,500
     Shares issued to settle legal claims --             -          178,650
     Tax benefit related to exercise of
      stock options                      115,781      722,605        23,789
     Depreciation and amortization       357,831      348,508       272,050
     Amortization of deferred
      compensation                       147,988       21,852          --
     Amortization of bond discount         3,524        --             --
     Loan reserves                     1,775,000       69,000          --
     Payment of common stock guarantees  (40,610)       --             --
     Other                                22,000        --             --
     Increase (decrease) in cash
      attributable to changes in assets
      and liabilities:
     Due from clearing firm             (168,420)   (842,357)   (4,171,457)
     Securities owned - at market        464,893  (1,021,337)    4,985,072
     Securities owned - not readily
      marketable                         459,351    (506,732)          --
     Commissions receivable               (4,553)    (89,837)      227,455
     Other assets                         22,224    (532,728)     (338,846)
     Deferred income taxes              (664,787)    516,200      (182,995)
     Securities sold but not yet
      purchased                         (482,476)    681,896       (38,755)
     Commissions payable                 (92,672)     72,098        85,028
     Income taxes payable                  --          --         (621,690)
     Accounts payable                    301,229      12,570       105,385
     Accrued expenses                     70,564    (749,307)      419,782
     Other liabilities                    67,715     213,486      (315,240)
                                       ---------  ----------     ---------
         Total adjustments             2,384,582  (1,055,958)    1,049,728
                                       ---------  ----------     ---------
         Net cash provided by (used in)
          operating activities          (378,265)    420,867     1,082,517
                                        --------  ----------     ---------

Cash flows from investing activities:
     Due from officers                    15,190      25,287       (16,454)
     Employee and broker receivables     328,983    (185,592)     (384,078)
     Issuance of notes receivable     (2,091,704)   (788,414)        --
     Collection of notes receivable      777,029      11,360        52,000
     Purchase of stock in ECM              --           --         (60,000)
     Sale of stock in ECM                  --           --          36,000
     Capital expenditures               (986,315)   (534,005)     (668,314)
     Other assets                        109,344      15,087       (87,460)
                                      ----------   ---------     ---------
         Net cash used in investing
          activities                  (1,847,473) (1,456,277)   (1,128,306)
                                      ----------  ----------    ----------

Cash flows from financing activities:
     Proceeds from notes payable         300,000        --         479,625
     Payments of notes payable          (145,925)   (117,536)      (68,864)
     Proceeds from capital lease
      financing                          304,068        --            --
     Issuance of common stock              --         23,027          --
     Repurchase of common stock            --           --        (230,506)
     Payments of capitalized lease
      payable                            (18,621)       --            --
     Proceeds from rights offering     1,382,751        --            --
     Registration costs                 (120,320)       --            --
     Proceeds from exercise of common
      stock options and warrants         347,415     850,254        89,611
                                       ---------   ----------    ---------
         Net cash provided by financing
          activities                   2,049,368     755,745       269,866
                                       ---------   ----------    ---------
Net increase (decrease) in cash         (176,370)   (279,665)      224,077
Cash at beginning of year                789,883   1,069,548       845,471
                                       ---------   ----------    ---------
Cash at end of year                  $   613,513  $  789,883    $1,069,548
                                      ==========   ==========    =========

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

Supplemental disclosures of cash flow
information:
     Cash paid (refunded) during the
      period for:
         Interest                    $   131,215  $   84,695   $   105,772
         Income taxes                $  (223,871) $ (203,480)  $ 1,019,242


Debt issued in exchange for lease
 investment                          $   170,101       --           --

Equipment financed under capital
 lease                               $    88,132       --           --

Transfer of temporary equity to
 permanent capital                   $   340,000 $    103,125       --




































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

     The Company also has two other wholly-owned subsidiaries, Montauk Insurance Services, Inc. ("MISI") and Montauk Advisors, Inc. ("MAI"). MISI sells a range of insurance products; MAI previously sold investments in equipment leases.

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

                Depreciation and Amortization

     Furniture and equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment and amortization of capital leases are computed generally on a straight-line basis over the estimated useful lives of the assets, ranging from three to seven years or terms of the leases, respectively. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term.

               Statement of Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                Net Income (Loss) per Share

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No.
15). SFAS 128 requires dual presentation of basic and diluted earnings per share
(EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. Earnings per share data have been restated to conform with the provisions of SFAS 128. The impact of the change was not material.

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

                Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123. SFAS No. 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion no. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. The compensatory value of options issued to outside directors, affiliate brokers, and other non-employees is charged to operations over the vesting period of the option grants.

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

                Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 -        TRADING AND INVESTMENT SECURITIES

     Marketable securities owned and sold but not yet purchased consist of trading securities stated at quoted market values, as indicated below:

                                                    December 31,
                                            1998                 1997
                                                Sold but             Sold but
                                                not yet              not yet
                                      Owned     Purchased    Owned   Purchased

Obligations of U. S. government
   and its agencies              $    20,900  $   --    $   304,815  $  --
State and municipal obligations       41,415      --        515,781     --
Corporate stocks and bonds         2,353,286   243,119    2,042,020   799,503
Corporate bonds                      270,278    50,738      288,156     2,466
Options and warrants                    --      33,190        --        7,554
                                   ---------   -------    ---------   -------
                                  $2,685,879  $327,047  $ 3,150,772  $809,523
                                  ==========  ========  ===========  ========

    Securities not readily marketable include investment securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions or conditions applicable to the securities or to the Company. At December 31, 1998 and 1997, these securities at estimated fair values consisted of the following:

                                                           December 31,
                                                        1998          1997

                Corporate stocks                   $      --        $236,640
                Options and warrants                  47,381         270,092
                                                      ------         -------
                                                   $  47,381        $506,732
                                                      ======         =======

NOTE 4 -        EMPLOYEE AND BROKER RECEIVABLES

                This account consists of the following:
                                                           December 31,
                                                        1998          1997

                Commission advances                 $ 79,317       $215,119
                Loans to brokers and non-executive
                 employees                           518,895        712,076
                                                     -------        -------
                                                    $598,212       $927,195
                                                     =======        =======

                Receivables are generally non-interest bearing and due on
                 demand.

NOTE 5 -        FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following:

                                                          December 31,
                                                     1998             1997

                Furniture and fixtures         $   812,360       $  672,988
                Computer and office equipment    2,033,729        1,442,108
                Leasehold improvements             513,014          169,560
                                                 ---------        ---------
                                                 3,359,103        2,284,656
                Less:  Accumulated depreciation
                 and amortization               (1,284,633)        (926,802)
                                                ----------        ---------
                                               $ 2,074,470       $1,357,854
                                                ==========        =========

                Depreciation expense was $357,831, $348,508 and $272,050 in
                 1998, 1997 and 1996, respectively.


NOTE 6 -        NOTES RECEIVABLE
                                                           December 31,
                                                        1998          1997

                Environmental Coupon Marketing, Inc.
                 (ECM)                                $149,640      $149,640
                Global Financial Corp. (Global)        322,237       582,804
                Fem-Com Copy Systems, Inc. (FCS)         5,852       205,610
                                                       -------       -------
                                                      $477,729      $938,054
                                                       =======       =======

a) ECM is a closely-held marketer of recycling programs to retailers. The loan is currently in default and stated at approximate net realizable value. The 1997 financial statements reflect a $69,000 write-down of the loan.

     Also in 1997, the Company wrote off its $84,000 investment in ECM common stock.

b) Beginning in 1997, MAI has made loans to Global, the financing company that packaged and sold leasing investments through MAI, in order to assist Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. Most of the arrears are due from leases originated by FCS, Global's affiliated equipment vendor, and Biblio, Inc. ("Biblio"), an affiliate of FCS. The MAI notes are guaranteed by Global, FCS, Biblio, and the shareholder of FCS and Biblio. The notes are further collateralized by mortgage liens on real estate owned by the shareholder of FCS and Biblio, a pledge of all of the outstanding shares in Global, and various recorded liens on the assets of FCS and Biblio.

     During 1998, the Company undertook a full review of the Global loans to evaluate their collectability, and determined that, based on various events and circumstances, including the default status of the loans, the insolvency of Global and FCS, and steadily declining collections on the lease portfolio serviced by Global, the loans to Global have been impaired. Accordingly, the Company has recorded an impairment loss of $1,775,000 in its financial statements for 1998. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

c) MAI has provided FCS with working capital financing to purchase equipment for resale to FCS customers. The balance is payable on demand.

NOTE 7 -        DUE FROM OFFICERS

     Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand. Interest on these loans totaled $8,223, $7,817 and $9,428 in 1998, 1997 and 1996, respectively.


NOTE 8 -        NOTES PAYABLE - BANK

     These notes evidence two secured term loans bearing interest at the prime rate (7.75% at December 31, 1998), and are collateralized by equipment owned by the parent corporation. Principal maturities are scheduled as follows: 1999 - $95,925, 2000 - $95,925, and 2001 - $52,994.

NOTE 9 -        SUBORDINATED NOTES PAYABLE

     The notes are payable in four remaining annual installments of $50,000 plus interest at 8% per annum. Each note is subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASD.

NOTE 10 -       CONVERTIBLE PROMISSORY NOTES PAYABLE

     In 1998, the Company issued a series of convertible promissory notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from the assignment of equipment lease investments. The notes carry interest at the rate of 10% per annum, payable semi-annually, and are convertible into up to 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. The notes mature in five years; however, the Company is required to pay 20% of the original outstanding principal into a sinking fund on or before each annual anniversary date of the notes. The notes are callable at the Company's option upon thirty days written notice at 105% above par. The equipment lease investments assigned to the Company in the transaction are serviced by Global and were originally sold to the investor through MAI.

     The Company has recorded a loan discount of $99,899, representing the difference between the note principal of $570,000, and the cash received plus the estimated discounted payment stream from the leases. The discount is being amortized over the term of the notes. Amortization expense was $3,524 in 1998.

NOTE 11 -       ACCRUED EXPENSES

                Accrued expenses consist of the following:

                                                           December 31,
                                                       1998           1997

               Reserves for legal matters          $661,531         $640,000
               Other                                243,623          172,590
                                                    -------          -------
                                                   $905,154         $812,590
                                                    =======          =======

NOTE 12 -       INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                   December 31,
                                        1998           1997             1996

          Currently payable
           (refundable):
              Federal            $      --        $ 299,584        $ 150,505
              State                   60,255        161,134           37,103
                                  ----------        -------         --------
                                      60,255        460,718          187,608
                                  ----------        -------         --------

          Deferred:
              Federal             (1,008,591)       470,277         (198,875)
              State                 (387,665)        37,183           (6,480)
              Valuation allowance    731,469           --               --
                                  ----------        -------         --------
                                    (664,787)       507,460         (205,355)
                                  ----------        -------         --------
                                 $  (604,532)     $ 968,178        $ (17,747)
                                  ==========        =======         ========


     The current portion of the federal income tax benefit in 1997 reflects refundable taxes of approximately $193,000 from the carryback of net operating losses. At December 31, 1998 the Company had federal net operating loss carryforwards of $173,000 available to offset future federal taxable income. The carryforwards expire at various dates through 2018.

     Following is a reconciliation of the income tax provision (benefit) with income taxes based on federal statutory rates:


                                                    December 31,
                                           1998         1997            1996

          Expected statutory federal
           income tax                  $(1,144,909)   $831,301       $  2,256
          Non-taxable income                --         (12,080)        (5,457)
          Non-deductible expenses           11,456      10,200          4,576
          State taxes, net of federal
           tax benefit                    (200,021)    146,700        (19,122)
          Other                             (2,527)     (7,943)          --
          Valuation allowance              731,469        --             --
                                        ----------     -------        -------
                                       $  (604,532)   $968,178       $(17,747)
                                        ==========     =======        =======



     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are:


                                                           December 31,
                                                       1998            1997

          Deferred tax assets:
              Accrued reserves                    $1,205,632         $171,465
              Net operating loss                     160,190           87,504
              Other                                  146,697           33,349
                                                   ---------          -------
                                                   1,512,519          292,318
                                                   ---------          -------

          Deferred tax liabilities:
              Unrealized investment gains             16,952          197,990
              Depreciation                            54,176           58,360
              Other                                    9,167             --
                                                   ---------          -------
                                                      80,295          256,350
                                                   ---------          -------
                                                   1,432,224           35,968
          Valuation allowance                       (731,469)            --
                                                    --------          -------
          Net deferred tax asset                  $  700,755         $ 35,968
                                                   =========          =======


     Based on its review of available evidence, management has established a valuation allowance to offset a portion of the benefits of the Company's net deferred tax assets because their realization is uncertain.

NOTE 13 -       COMMITMENTS AND CONTINGENT LIABILITIES

                Leases

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2005. The lease for the Company's headquarters has a six-year renewal option through 2011.

     In 1998, the Company entered into a capital lease to acquire new equipment costing $88,000 and to refinance through a sale/leaseback transaction existing fixed assets with a book value of approximately $304,000.


    Future minimum lease payments as of December 31, 1998 were:

                                                     Capital        Operating
                                                     Lease           Leases

                        1999                        $142,704       $  836,005
                        2000                         142,704          719,047
                        2001                         146,986          648,758
                        2002                           --             642,184
                        2003                           --             639,993
                        Thereafter                     --             693,325
                                                     -------        ---------

                   Total minimum lease payments      432,394       $4,179,312
                   Less:  Amount representing                       =========
                    interest on capital lease         58,815
                                                     -------
                                                    $373,579
                                                     =======

     Operating lease expense for 1998, 1997 and 1996 totaled $857,715, $498,815 and $426,172, respectively.

     Legal Matters

     The Company has been involved in a number of lawsuits and regulatory investigations relating to the sale of securities by a former affiliate office located in Houston, Texas. In 1996, the Company, without admitting liability or wrongdoing, settled various claims asserted by Escambia County, Florida, a former customer of the Houston office, for $900,000 in cash. In January 1997, the Company settled another customer lawsuit for $750,000, with $500,000 payable upon execution of settlement documents, and the balance of $250,000 payable in five annual installments of $50,000 plus interest at 8% per annum. The five installments are evidenced by notes payable, which have been subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASD. In 1997, FMSC entered into an Offer of Settlement with the SEC relating to the activities of the Houston office. Under terms of the settlement, FMSC paid a $50,000 fine and agreed to engage an independent compliance examiner to audit FMSC's compliance procedures. FMSC was permitted to offset other SEC monetary assessments totalling approximately $227,000 against Houston customer settlements previously paid by the firm. FMSC entered into a similar consent decree with the State of Florida, pursuant to which FMSC paid a $15,000 fine and agreed to temporary restrictions on brokerage activities in the state. In 1998, the Company settled another Houston customer lawsuit for $500,000 in cash. In March 1999, the Company reached a $100,000 settlement in the last pending customer lawsuit involving the Houston office.

     FMSC is also both a claimant and a counter-respondent in an arbitration which it brought against another securities firm arising out of the trading activities of the former Houston office. The securities firm has filed a counterclaim against FMSC seeking an unspecified amount of damages.

     In an unrelated matter, FMSC settled a customer arbitration for $500,000 in cash in 1997. Under terms of the settlement, the Company also issued to the customer and her counsel a total of 150,000 five-year warrants to purchase FMFC common stock for $1.25 per share. Two of the Company's officers agreed to guarantee a minimum selling price of $1.917 per share with respect to the shares underlying the warrants and established a $100,000 escrow account with personal funds to secure the guarantee. The warrantholders had a sixty-day period in which to exercise the warrants and sell the shares, commencing from the date that the warrants were registered for resale. The warrant registration became effective in June 1997. The individuals exercised their warrants and sold their shares in 1997 at prices exceeding the guaranteed minimum.

     FMSC is currently a respondent in certain pending customer arbitrations and other matters relating to its securities business. These claims are in various stages of progress and are being vigorously contested. Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including litigation costs) in any particular subsequent quarterly or annual period, or in the aggregate. However, it is possible that the financial condition, results of operations, or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation.

     The Company continues to review the extent to which settled and pending claims, including Houston customer settlements, may be covered under its insurance policies. In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. The Company has also filed suit against one of its insurers to compel coverage of several settled claims. There can be no assurance that the Company will be successful in its efforts to recover additional funds from its insurers on settled claims, or that monetary losses, if any, from future settlements or adverse judgments will be covered under the Company's existing insurance policies.

     Purchase commitments

     In 1997, the Company entered into a three-year agreement with a long distance carrier under which the Company has committed to pay minimum annual charges of $300,000 in each of the three contract years, in consideration of favorable rates on telephone and data communications service during the commitment period.

     Income tax audit

     The Internal Revenue Service is currently conducting a field audit of the Company's federal income tax returns for 1995, 1996 and 1997. The Company is unable to determine at this time what impact, if any, the outcome of the audit will have on its business, financial condition or results of operations.


NOTE  14  -  FINANCIAL   INSTRUMENTS  WITH   OFF-BALANCE   SHEET  RISK  and
             CONCENTRATION OF CREDIT RISK

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

NOTE 15 -       DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution pension plan [401(k)] covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for 1998, 1997 and 1996 amounted to $38,077, $33,060, and $44,400, respectively.

NOTE 16 -       COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

     From time to time, the Company has issued unregistered shares of its Common Stock in settlement of various customer claims and invoices for legal services. With respect to these shares, the Company provides a guarantee to pay to the selling stockholder the difference between a target price and the actual selling price of the shares upon expiration of the statutory holding period. The holders of the shares may elect to retain the shares once the holding period lapses. Such an election will release the Company from any further obligation to the stockholders.

     The Company has established a temporary equity account to record its maximum liability from the guarantees. Payment of any shortfall is charged to this account. Any balance remaining at the end of the respective holding periods is credited to permanent capital. Following is a schedule of activity in this account for 1998 and 1997:

                                                      Shares           Amount

     Balance, January 1, 1997                         210,500        $ 421,500

     Increase in guarantee with respect to
      37,500 at $.75 per share                           --             28,125

     Reclassification of shares to permanent capital  (37,500)        (103,125)
                                                      -------          -------
     Balance, December 31, 1997                       173,000          346,500

     Issuance of additional shares                     15,000           30,000

     Payment of guarantee                                --            (40,610)

     Reclassification of shares to permanent capital (170,000)        (299,390)
                                                      -------          -------
     Balance, December 31, 1998                        18,000         $ 36,500
                                                      =======          =======


NOTE 17 -       STOCK OPTION PLANS

     The Company currently has three option plans in place: The 1992 Incentive Stock Option Plan (the "1992 Plan"), the 1992 Non-Executive Director Stock Option Plan (the "Director Plan"), and the 1996 Senior Management Incentive Plan (the "1996 Plan").

     In June 1998, the Company's stockholders approved an amendment to the 1992 Plan to increase the number of shares reserved for issuance from 3,500,000 to 6,000,000 shares. Under the 1992 Plan, options may be granted to employees, consultants and registered representatives of the Company, but only options issued to employees will qualify for incentive stock option treatment (ISOs). The exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date of grant. However, ISOs granted to a ten percent stockholder shall have an exercise price of at least 110% of such fair market value. At the time an option is granted, the Board of Directors shall fix the period within which it may be exercised. Such exercise period shall not be less than one year nor more than ten years from the date of grant. The 1992 plan will expire in May 2002.

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

    A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 1998 is presented below:

                                                                   Range of
                                                                   Exercise
                                               Shares              Prices

Options outstanding, December 31, 1995        2,117,500       $ .41  -  1.75
      Granted                                   279,000         .875 -  1.33
      Canceled                                 (123,000)        .56  -  1.00
      Exercised                                (137,375)        .50  -  1.00


Options outstanding,  December 31, 1996       2,136,125       $ .41  -  1.75
      Granted                                 1,517,500         .96  -  2.75
      Canceled                                  (56,500)        .56  -   .875
      Exercised                                (973,025)        .41  -  1.75

Options outstanding,  December 31, 1997       2,624,100       $ .41  -  2.75
      Granted                                 1,442,500        1.00  -  2.50
      Canceled                                 (381,250)        .50  -  2.75
      Exercised                                (432,050)        .41  -  2.25

Options outstanding,  December 31, 1998       3,253,300       $ .69  -  2.75

     Additional information with respect to options under the Company's option plans is as follows:

Shares of common stock available
 for future grant                                                4,108,550
Weighted-average grant date fair value of options
 granted during each year using the Black-Scholes
 option pricing model
          1996                                                     $.55
          1997                                                     $.73
          1998                                                     $.71

     The Company applies APB No. 25 in accounting for employee stock options. Accordingly, compensation is recognized in the financial statements only for the fair value of options issued to non-employee directors, consultants and affiliate brokers. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 1998 and 1997 totaled $147,988 and $21,652, respectively.

     Pro forma net earnings and earnings per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                             1998         1997           1996

Risk free interest rates                    5.03%        6.23%          6.05%
Expected option lives                   2.4 years   3.75 years        5 years
Expected volatilities                       46.5%        46.5%          76.5%
Expected dividend yields                       0%           0%             0%

The Company's pro forma information follows:

Net income (loss)                            1998         1997           1996

As reported                             $(2,762,847)   $1,476,825      $ 32,789
Proforma                                 (3,292,291)    1,246,276       (26,597)

Basic income (loss) per share
      As reported                             $(.28)         $.17         $ .01
      Proforma                                $(.34)          .14          (.01)

Diluted income (loss) per share
      As reported                             $(.28)         $.14         $ .01
      Proforma                                $(.34)          .12          (.01)

     The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is amortized over the vesting period of those options as they vest.

     Additional information as of December 31, 1998 with respect to all outstanding options is as follows:

                      Options Outstanding                Options Exercisable
                                   Weighted
                                   Average     Weighted              Weighted
                                  Remaining    Average               Average
                 Number          Contractual   Exercise   Number     Exercise
Range of prices  Outstanding        Life       Price    Exercisable    Price

$.69 -  .96        737,600          1.61       $0.80      627,400      $0.81
1.00 - 1.38        789,200          3.43        1.14      387,080       1.12
1.56 - 1.94        702,500          4.36        1.79      352,500       1.87
2.00 - 2.75      1,024,000          4.05        2.43      422,440       2.41

                 3,253,300          3.41       $1.61    1,789,420      $1.46


NOTE 18 -       STOCKHOLDERS' EQUITY

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

     Each shareholder of record as of December 15, 1997 received three rights for each share of Common Stock held as of the record date, with three rights required to subscribe for a single Unit at a price of $.45 per Unit. The offering raised gross proceeds of $1,382,750 before deducting registration costs of approximately $236,000. There are currently 3,072,446 Class A, Class B and Class C warrants outstanding, respectively.

     Recapitalization

     In June 1997, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 15,000,000 to 30,000,000.

     Preferred Stock

     The Company is presently authorized to issue 5,000,000 shares of Preferred Stock, none of which have been issued at December 31, 1998. The preference, if any, to be given to preferred shares is determinable at the time of issuance.

     Stock Repurchases

     In 1996, the Company repurchased a total of 196,802 shares of its Common Stock in the open market for $230,506 under now expired stock buy-back programs authorized by the Board of Directors. All of the repurchased shares have been cancelled.

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

NOTE 19 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, which requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the statement of financial condition. Substantially all of the Company's financial instruments at December 31, 1998, consisting primarily of marketable debt and equity securities, amounts due from FMSC's clearing firm, accounts payable and accrued expenses, and notes payable are carried at, or approximate fair value due to their short-term nature, the use of mark-to-market accounting for trading securities, or because they carry market rates of interest.

NOTE 20 -       NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 1998, FMSC had net capital of $1,668,964, which was $1,418,964 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 2.17 to 1.

NOTE 21 -       RELATED PARTY TRANSACTION

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