Form 10-Q
period 1999-03-31
FIRST MONTAUK FINANCIAL CORP
filed 1999-05-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

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

                                    Yes X     No

     9,900,343 Common Shares, no par value, were outstanding as of May 14, 1999.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 MARCH 31, 1999




                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statement of Financial Condition
            as of March 31, 1999 and December 31, 1998 ....................   3

           Consolidated Statement of Income for the
            Three Months Ended March 31, 1999 and 1998 ....................   4

           Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 .................... 5-6

           Notes to Financial Statements ..................................   7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................... 8-10


PART II.  OTHER INFORMATION:

        Item 5. Other Information .........................................   11

         Item 6.  Exhibits and Reports on Form 8-K ........................   12

         Signatures .......................................................   13

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               March 31,          December 31,
                    ASSETS                       1999                 1998

Cash                                     $       371,456      $       613,513
Due from clearing firm                         2,915,907            2,876,202
Securities owned, at market                    3,720,042            2,685,879
Securities owned, not readily marketable,
   at estimated market value                      10,197               47,381
Commissions receivable                           186,599              250,803
Employee and broker receivables                  523,706              598,212
Furniture, equipment and leasehold
 improvements-net                              2,121,978            2,074,470
Notes receivable                                 620,461              477,729
Due from officers                                132,258              131,501
Other assets                                     803,489            1,087,289
Deferred tax asset-net                           700,755              700,755
                                          --------------       --------------
     Total assets                        $    12,106,848      $    11,543,734
                                          ==============       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Securities sold, but not yet purchased,
 at market                               $       484,203      $       327,047
Notes payable-bank                               220,863              244,844
Subordinated notes payable                       150,000              200,000
Bonds payable                                    477,146              473,625
Capital lease payable                            346,552              373,579
Commissions payable                            1,997,519            1,531,644
Accounts payable                                 491,639              802,497
Accrued expenses                                 629,380              905,154
Other liabilities                                328,971              461,717
                                          --------------       --------------
    Total liabilities                          5,126,273            5,320,107
                                          --------------       --------------

Common stock issued with guaranteed
 selling price - no par value, 18,000 shares
 issued and outstanding                           36,500               36,500

Stockholders' equity
Preferred Stock, 5,000,000 shares authorized,
 $.10 par value, no shares issued and
 outstanding                                        -                    -
Common Stock, no par value, 30,000,000 shares
  authorized, 9,850,727 and 9,629,044 shares
  issued and outstanding                       5,038,048            4,980,977
Additional paid-in capital                     2,991,178            2,979,831
Retained earnings (Accumulated deficit)         (544,501)          (1,192,471)
Less:  Deferred compensation                    (540,650)            (581,210)
                                          --------------       --------------
       Total stockholders' equity              6,944,075            6,187,127
                                          --------------       --------------
       Total liabilities and
        stockholders' equity             $    12,106,848      $    11,543,734
                                          ==============       ==============

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended March 31,
                                               1999                    1998
Revenues:

Commissions                              $     9,777,468      $     7,627,770
Principal transactions                         2,266,084            2,343,443
Investment banking                                77,024              266,204
Interest and other income                        400,724              378,537
                                          --------------       --------------

                                              12,521,300           10,615,954
                                          --------------       --------------

Expenses:

Commissions, employee compensation
 and benefits                                  9,490,279            8,235,819
Clearing and floor brokerage                   1,108,935              846,483
Communications and occupancy                     641,035              596,991
Legal matters and related costs                   46,558              300,574
Other operating expenses                         540,845              571,314
Interest                                          42,727               28,570
                                          --------------       --------------

                                              11,870,379           10,579,751
                                          --------------       --------------
Income before income taxes                       650,921               36,203
Income taxes                                       2,952               16,025
                                          --------------       --------------
Net income                               $       647,969      $        20,178
                                          ==============       ==============

Per share of Common Stock:
   Basic                                 $          0.07      $          0.00
                                          ==============       ==============

   Diluted                               $          0.06      $          0.00
                                          ==============       ==============

Number of common shares used in
   basic earnings per share                    9,836,442            9,609,080
Incremental shares from assumed
   conversion of options                         726,468            1,058,084
                                          --------------       --------------
Number of common shares used in
   diluted earnings per share                 10,562,910           10,667,164
                                          ==============       ==============

                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three months ended March 31,
                                                   1999                 1998
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                             $       647,969      $        20,178
Adjustments to reconcile net income to
   net cash used in operating activities:
   Tax benefit related to exercise of
     stock options                                   -                  37,213
   Depreciation and amortization                   97,359               84,615
   Amortization of deferred compensation           51,908               64,521
   Amortization of bond discount                    3,521                 -
   Other                                             -                  22,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                         (39,705)              18,826
   Securities owned - at market                (1,034,163)            (989,917)
   Securities owned-not readily marketable         37,184              397,203
   Commissions receivable                          64,204              170,909
   Other assets                                   283,800             (815,597)
   Deferred income taxes                             -                (179,986)
   Securities sold but not yet purchased          157,156              (76,172)
   Commissions payable                            465,875              167,464
   Accounts payable                              (310,858)             449,433
   Accrued expenses                              (275,774)               9,954
   Other liabilities                             (132,749)             675,646
                                           --------------       --------------
       Total adjustments                         (632,242)              36,112
                                           --------------       --------------
       Net cash provided by (used in)
        operating activities                       15,727               56,290
                                           --------------       --------------

Cash flows from investing activities:
   Due from officers                                 (757)               6,076
   Employee and broker receivables                 74,506              154,621
   Issuance of notes receivable                  (167,000)            (759,816)
   Repayment of notes receivable                   24,268              182,987
   Capital expenditures                          (144,865)            (392,101)
                                           --------------       --------------
       Net cash used in investing
        activities                               (213,848)            (808,233)
                                           --------------       --------------

Cash flows from financing activities:
   Payment of notes payable-bank                  (23,981)             (23,981)
   Payment of subordinated notes payable          (50,000)             (50,000)
   Payment of capital lease payable               (27,027)                -
   Proceeds from rights offering                     -               1,382,751
   Registration costs                                -                (113,518)
   Proceeds from exercise of common stock
    options                                        57,072              157,100
                                           --------------       --------------
       Net cash provided by (used in)
        financing activities                      (43,936)           1,352,352
                                           --------------       --------------
Net increase (decrease) in cash                  (242,057)             600,409
Cash at beginning of year                         613,513              789,883
                                           --------------       --------------
Cash at end of period                     $       371,456      $     1,390,292
                                           ==============       ==============




                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                  Three months ended March 31,
                                                   1999                 1998

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                           $        42,727      $        28,570
       Income taxes                       $         2,952      $       -



































                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 1999 and 1998. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 1999, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1999.

NOTE 2 -        EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

NOTE 3 - NOTES RECEIVABLE

     The Company has advised Global Financial Corp. (Global) that as of April 30, 1999 it will no longer provide financial assistance to Global. The Company has developed a buy-out plan for leaseholders holding Global leases on May 1, 1999. The plan, as proposed, would be structured as an exchange offering, whereby the Company would issue shares of a 6% Convertible Preferred Stock in exchange for an assignment of the Global leases. The preferred shares would be convertible into two shares of the Company's common stock. At the present time, the Company cannot provide assurance as to either the acceptability of the proposal among leaseholders, or the overall collectibility of lease investments that would be assigned to the Company in the exchange.

NOTE 4 - INCOME TAXES

     The effective tax rate for the three months ended March 31, 1999 was less than 1% compared to 44% in the comparable 1998 quarter. The 1999 provision reflects minimum state taxes only. Tax expense accrued at regular statutory rates on 1999 income was entirely offset by the reduction of deferred tax valuation allowances established in fiscal 1998. For income tax purposes, the Company has sufficient net operating loss carryforwards available to offset taxable income generated to date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     For the three months ended March 31, 1999, total revenues were a record $12,521,000, an increase of 18% as compared to $10,616,000 for the same period in 1998. Net income for the 1999 first quarter was $648,000, or $.07 and $.06 per basic and diluted share, respectively, as compared to $20,000, or $.00 per basic and diluted share, in the first quarter of 1998. The significant increase in both revenues and earnings is primarily attributable to the continuation of strong securities markets in the United States, and the Company's ability to capitalize on the record volume of securities transactions generated by existing and newly added registered representatives.

     Commission revenues from the sale of listed and over-the-counter securities, mutual funds, fees from managed accounts and other agency transactions increased to $9,266,000 (74% of total revenues) during the first quarter 1999 as compared to $7,228,000 (68% of total revenues) in the first quarter of 1998. This increase resulted primarily from agency equity and mutual fund transactions as retail investment volume continued at strong levels during the 1999 quarter.

     Investment banking revenues declined in the first quarter of 1999 to $77,000, from $266,000 in the 1998 quarter. The Company expects to increase its participation in syndications of both private placements and public offerings during the fiscal year.

     During the 1999 quarter the Company paid commissions, employee compensation and employee benefits of $9,490,000 (76% of total revenues) as compared to $8,236,000 (78% of total revenues) in 1998. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. The Company paid salaries of $1,148,000 for management, operations and clerical personnel, as compared to $1,033,000 in 1998. This increase was due in part to the addition of various management and clerical personnel during the latter part of 1998, as well as an overall increase in employee salaries.

     Commissions paid to registered representatives for the first quarter 1999 was $7,973,000 (64% of total revenues) as compared to $6,860,000 (65% of total revenues) in 1998. Commission compensation is directly related to the level of revenues generated from firm principal and agency trading, as well as the commission payout percentage to individual registered representatives. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions. This percentage will also fluctuate based upon the contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

     Clearing costs increased in 1999 to $1,109,000 (9% of total revenues) from $846,000 (8% of total revenues) in 1998. The increase in clearing costs was attributable to a larger number of overall transactions by the firm's registered representatives. The percentage of clearing costs to gross revenues can fluctuate depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than others.

     Communications and occupancy costs rose by $44,000, or 7%, to $641,000 during the 1999 quarter. The modest increase is due to the overall expansion of the Company's headquarters and the addition of market data services for new hires. Management expects this expense category to level off in terms of the percentage to total revenues.

     The Company incurred a total of $47,000 in legal costs during the 1999 quarter, as compared to $300,000 for legal settlements and related costs for the 1998 quarter. Through enhanced supervision and compliance measures, the Company has succeeded in reducing its exposure from customer claims arising out of broker-related activities. However, the Company is a respondent in several customer arbitrations and litigations related to its securities business, which have been pending since the prior fiscal year. These claims are in various stages of progress and are being vigorously contested. Management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation (including legal costs) in any particular subsequent quarter or annual period, or in the aggregate. However, it is possible that the financial condition, results of operation or cash flows of the Company in subsequent quarterly or annual periods could be materially affected by the ultimate outcome of such pending litigation. The Company has filed suit against one of its insurance carriers to compel coverage of several settled claims. There can be no assurance that the Company will be successful in its efforts to recover funds from its insurers on settled claims, or that monetary losses, if any, from future claims, settlements or adverse awards or judgments will be covered under the Company's existing insurance policies.

     Other operating expenses decreased to $541,000 (4% of total revenues) in 1999 from $571,000 (5% of total revenues) in 1998. Cost containment in this category was achieved by the reduction in advertising costs. The advertising and marketing campaigns, which were completed and expensed in 1998, should continue to produce results in registered representative recruitment and name recognition, without the continuation of additional development costs. However, the Company expects the cost for advertisement to increase for the remainder of the fiscal year, as it launches its advertising and business development campaign for the Company's Century Discount Investments division.

     The effective tax rate for the three months ended March 31, 1999 was less than 1% compared to 44% in the comparable 1998 quarter. The 1999 provision reflects minimum state taxes only. Tax expense accrued at regular statutory rates on 1999 income was entirely offset by the reduction of deferred tax valuation allowances established in fiscal 1998. For income tax purposes, the Company has sufficient net operating loss carryforwards available to offset taxable income generated to date.

     Operating results will continue to be dependant upon general economic and securities market conditions, and management's ability to continue to recruit successful registered representatives and contain administrative costs.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with 60% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Operating activities contributed cash of $15,700 during the 1999 quarter. During the quarter, inventory positions of securities held by the Company increased by $1,034,000, while securities sold but not yet purchased increased by $157,000. Accounts payable, accrued expenses and other liabilities decreased by $719,000.

     Investing activities required cash of $214,000 during the first quarter of 1999. Additions to capital expenditures consumed $145,000, most of which was for the renovation of the newly acquired space at the headquarters complex and the upgrading of existing, and the purchase of additional computers. The Company projects expenditures for technology and other capital needs to be approximately $450,000 for the remainder of fiscal 1999.

     From June 1997 through April 1999, the Company, through its wholly-owned subsidiary Montauk Advisors Inc., ("MAI"), made various loans to Global
Financial Corp. ("Global"). These loans have a balance as of May 12, 1999 of $2,255,000 before reserves. In the first quarter 1999, the amount loaned to Global was $148,584. Global is a lease servicing company that sold leases through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. In 1998 management undertook a full review of the loans to evaluate their collectibility and determined that, based on various events and circumstances, including the default status of the loans, that the loans had been impaired and a reserve for uncollectibility was required. Accordingly, the loans as of March 31, 1999 are stated net of a $1,775,000 reserve established during fiscal 1998.

     In April 1999, the Company advised Global that it would no longer be making loans effective April 30, 1999. The Company has developed a buy-out plan for leaseholders holding Global leases on May 1, 1999. The plan, which will be in the form of an exchange offering, will offer to purchase all Global leases in exchange for a newly created, unregistered series of the Company's preferred stock, which will pay a cash dividend of 6% per annum. The preferred stock will be convertible into two shares of the Company's common stock. The exchange offering will be based upon the lease payments owing to each leaseholder as of April 30, 1999, at the 60% payment plan implemented by Global as of August 15, 1998.

     All leaseholders who accept the exchange offer will be required to assign all rights in any leases or lease payments that they have in all Global leases, and must sign a general release and assignment of claims to the Company. The Company will then become the recipient of all paying leases that it acquires in the exchange. There is no assurance as to the dollar amount or collectibility of any lease payments that may be acquired by the Company as a result of the exchange offering.

     Financing activities used cash of $44,000 during the 1999 period. The Company received proceeds of $57,000 from the exercise of 39,250 stock options. This was offset by payments on loans during the quarter of $51,000, and the second principal payment of $50,000 to National Guardian Life Insurance Company under the terms of a subordinated loan agreement.

     Management believes that operating income will satisfy the Company's liquidity needs, at least through the current fiscal year.

Year 2000 Issue

     The onset of the year 2000 brings challenges to companies who use and rely on computers and technology as a function of their businesses. Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company has reviewed its compliance with what has come to be known as the Year 2000 Issue ("Y2K"). The Company does not create or develop its own proprietary computer programs. Rather, it is reliant on outside vendors or providers for verification of the compliance of their applications, which are utilized by the Company. The Company has currently identified 17 programs and applications that were purchased/licensed by the Company for various departments as mission critical systems requiring compliance with Y2K. We have requested each vendor to supply verification that the program and/or application utilized by the firm is, or will be, Y2K compliant before the Year 2000. To date, none of these vendors have failed to provide a statement of compliance. The most significant of these outside vendors is the Company's clearing firm, Schroder & Co., Inc. Schroder & Co. has been mandated by the NYSE to participate in industry testing of all computer interfaces relating to securities processing. These tests have been ongoing since early Spring 1999. To date, the Company has not been advised of any problems relating to the clearing firm's compliance with Y2K readiness. The Company voluntarily agreed to participate with Schroder in point to point testing of the interfaces and applications provided by them. We anticipate that such tests will be completed by August 31, 1999.

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

     In addition, FMSC inventoried its computer and systems operations that could be affected by Y2K issues, including steps to remediate systems requiring such attention. This has included a review of our facilities, office equipment, telecommunications systems, market data services and third-party products and services used by our company, and retention of consultants, where necessary. During February 1999, FMSC issued a letter to securities account clients reporting on the progress of its Y2K readiness program. The Company is working to take the necessary steps to ensure, as far as practicable, that the firm's systems will function without interruption after the millennium change. FMSC expects to continue its evaluation process relating to contingency planning.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

Global Loans and Leaseholder Offering

     From June 1997 through April 1999, the Company, through its wholly-owned subsidiary Montauk Advisors Inc., ("MAI"), made various loans to Global
Financial Corp. ("Global"). These loans have a balance as of May 12, 1999 of $2,255,000 before reserves. In the first quarter 1999, the amount loaned to Global was $148,584. Global is a lease servicing company that sold leases through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. In 1998 management undertook a full review of the loans to evaluate their collectibility and determined that, based on various events and circumstances, including the default status of the loans, that the loans had been impaired and a reserve for uncollectibility was required. Accordingly, the loans as of March 31, 1999 are stated net of a $1,775,000 reserve established during fiscal 1998. In April 1999, the Company advised Global that it would no longer be making loans effective April 30, 1999.

     The Company has developed a buy-out plan for leaseholders holding Global leases on May 1, 1999. Through a private exchange offering, the Company will offer to purchase all Global leases in exchange for a newly created, unregistered series of the Company's preferred stock, which will pay a cash dividend of 6% per annum. The preferred stock will be convertible into two shares of the Company's common stock. The exchange offering will be based upon the lease payments owing to each leaseholder as of April 30, 1999, as modified by Global at the 60% payment plan as of August 15, 1998.

     All leaseholders who accept the exchange offer will be required to assign all rights in any leases and/or lease payments that they have in all leases serviced by Global, and must sign a general release and assignment of claims to the Company. The Company will then become the recipient of all paying leases that it acquires in the exchange. There is no assurance as to the dollar amount or collectibility of any lease payments that may be acquired by the Company as a result of the exchange offering.

     The securities offered in the exchange offering will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

                                               FIRST MONTAUK FINANCIAL CORP.
                                               (Registrant)



Dated: May 14, 1999                            /s/ William J. Kurinsky
                                               -------------------------
                                               William J. Kurinsky
                                               Secretary/Treasurer
                                               Chief Financial Officer and
                                               Principal Accounting Officer

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