Form 10-Q
period 1999-06-30
FIRST MONTAUK FINANCIAL CORP
filed 1999-08-12
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

     Yes X                         No

     9,920,727 Common Shares, no par value were outstanding as of August 12, 1999.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                                  JUNE 30, 1999


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of June 30, 1999 and December 31, 1998   .......   3

     Consolidated Statements of Income (Loss) for the
       Six Months  ended June 30, 1999 and 1998
       and Three months ended June 30, 1999 and 1998 .....   4

     Consolidated  Statements of Cash Flows for the
       Six   Months   ended   June   30, 1999 and 1998 ...   5

     Notes  to  Financial Statements .....................   6

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ....   7-9

PART II. OTHER INFORMATION:

     Item 5.  Other Information...........................    10

     Item 6.  Exhibits and Reports on Form 8-K............    10

     Signatures ..........................................    11

03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

      ASSETS                                  1999                     1998

Cash                                  $     861,976             $     613,513
Due from clearing firm                    1,424,447                 2,876,202
Securities owned, at market               6,077,070                 2,685,879
Securities owned, not readily marketable,
 at estimated market value                   40,317                    47,381
Commissions receivable                       64,291                   250,803
Employee and broker receivables             444,974                   598,212
Furniture, equipment and leasehold
 improvements-net                         2,117,133                 2,074,470
Notes receivable                            647,461                   477,729
Due from officers                           131,408                   131,501
Other assets                              1,069,385                 1,087,289
Deferred tax asset-net                    1,212,086                   700,755
                                          ---------                   -------
    Total assets                      $  14,090,548             $  11,543,734
                                        ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Securities sold, but not yet
 purchased, at market                 $     394,402             $     327,047
Notes payable-bank                          196,881                   244,844
Subordinated notes payable                  150,000                   200,000
Bonds payable                               480,666                   473,625
Capital lease payable                       318,901                   373,579
Commissions payable                       1,815,893                 1,531,644
Accounts payable                            759,008                   802,497
Income taxes payable                        623,417                      -
Accrued expenses                            930,480                   905,154
Other liabilities                           662,613                   461,717
                                            -------                   -------
    Total liabilities                     6,332,261                 5,320,107
                                          ---------                 ---------
Common stock issued with guaranteed
 selling price - no par value,
 18,000 shares issued and outstanding        36,500                    36,500

Commitments and contingencies (See Notes)
Stockholders' equity
Preferred Stock, 5,000,000 shares
 authorized, $.10 par value, no shares
 issued and outstanding                        -                         -
Common Stock, no par value, 30,000,000 shares
  authorized, 9,850,727 and 9,629,044
  shares issued and outstanding           5,067,323                 4,980,977
Additional paid-in capital                2,991,179                 2,979,831
Retained earnings (Accumulated deficit)     165,233                (1,192,471)
Less:  Deferred compensation               (501,948)                 (581,210)
                                           --------                  --------
    Total stockholders' equity            7,721,787                 6,187,127
                                          ---------                 ---------
    Total liabilities and stockholders'
     equity                           $  14,090,548             $  11,543,734
                                      =============             =============




                       See notes to financial statements.

04                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                         Six months ended June 30,   Three months ended June 30,
                            1999         1998            1999          1998
Revenues:
Commissions            $ 19,977,955   $15,441,811    $ 10,200,487  $ 7,814,041
Principal
 transactions             6,540,243     4,402,917       4,274,159    2,059,474
Investment banking          182,161       601,252         105,137      335,048
Interest and other
 income                     889,356       793,809         488,632      415,272
                            -------       -------         -------      -------
                         27,589,715    21,239,789      15,068,415   10,623,835
                         ----------    ----------      ----------   ----------

Expenses:

Commissions, employee
 compensation and
 benefits                20,319,229    16,263,930      10,828,950    8,028,111
Clearing and floor
 brokerage                2,265,776     1,742,243       1,156,841      895,760
Communications and
 occupancy                1,290,767     1,180,905         649,732      583,914
Legal matters and related
 costs                      662,254     1,360,076         615,696    1,059,502
Writedown of
 Note Receivable
 -Global Financial Corp.       -          875,000            -         875,000
Other operating expenses  1,496,559     1,553,901         955,714      982,587
Interest                     82,794        66,053          40,067       37,483
                         ----------    ----------      ----------   ----------
                         26,117,379    23,042,108      14,247,000   12,462,357
                         ----------    ----------      ----------   ----------
Income (loss) before
 income taxes             1,472,336    (1,802,319)        821,415   (1,838,522)
Income taxes                115,298      (595,578)        112,346     (611,603)
                          ---------    ----------      ----------   -----------

Net income (loss)      $  1,357,038  $ (1,206,741)   $    709,069  $(1,226,919)
                        ===========   ============    ============  ===========

Per share of Common Stock:

   Basic               $       0.14  $      (0.13)   $       0.07  $     (0.13)
                        ===========   ============    ============  ===========

  Diluted              $       0.13  $      (0.13)   $       0.07  $     (0.13)
                        ===========   ============    ============  ===========

Number of common shares
 used in basic income
 (loss) per share         9,866,057     9,643,166       9,895,643    9,664,113
Incremental shares from
 assumed conversion of
 options                    739,754          -            802,290         -
                        -----------     ----------     -----------   ---------
Number of common shares
 used in diluted income
 (loss) per share        10,605,811     9,643,166      10,697,933    9,664,113
                        ===========     =========      ==========    =========


                       See notes to financial statements.

05
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six months ended June 30,
                                               1999                 1998
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income (loss)                       $  1,357,038      $  (1,206,741)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Tax benefit related to exercise of
    stock options                                  -               150,003
   Depreciation and amortization                201,192            162,982
   Amortization of deferred compensation         90,609             93,552
   Loan reserves                                   -               875,000
   Amortization of bond discount                  7,041               -
   Other                                           -                22,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                     1,451,755           (521,265)
   Securities owned - at market              (3,391,191)           489,818
   Securities owned-not readily marketable        7,064            439,303
   Commissions receivable                       186,512            188,949
   Other assets                                  17,904           (502,441)
   Deferred income taxes                       (511,331)          (635,698)
   Securities sold but not yet purchased         67,355           (680,308)
   Commissions payable                          284,249           (265,987)
   Accounts payable                             (42,562)           426,350
   Income taxes payable                         623,417               -
   Accrued expenses                              25,066            522,648
  Other liabilities                             200,896            366,127
                                                -------            -------
       Total adjustments                       (782,024)         1,131,033
                                               --------          ---------
       Net cash provided by (used in)
        operating activities                    575,014            (75,708)
                                               --------          ---------

Cash flows from investing activities:
   Due from officers                                 93              5,791
   Employee and broker receivables              153,238            139,311
   Issuance of notes receivable                (243,616)        (1,459,364)
   Repayment of notes receivable                 73,884            603,759
   Capital expenditures                        (243,855)          (665,983)
                                               --------          ----------
       Net cash used in investing activities   (260,256)        (1,376,486)
                                               --------          ----------
Cash flows from financing activities:
   Payment of notes payable-bank                (47,963)           (47,963)
   Payment of subordinated notes payable        (50,000)           (50,000)
   Payment of capital lease payable             (54,678)              -
   Proceeds from rights offering                   -             1,382,751
   Registration costs                              -              (113,518)
   Proceeds from exercise of
    common stock options                         86,346            319,310
                                              ---------          ---------
       Net cash provided by (used in)
        financing activities                    (66,295)         1,490,580
                                              ---------        -----------
Net increase in cash                            248,463             38,386
Cash at beginning of year                       613,513            789,883
                                              ---------        -----------
Cash at end of period                      $    861,976      $     828,269
                                              =========        ===========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
       Interest                            $     82,794      $      66,053
       Income taxes                        $      2,952      $        -
   Transfer of temporary equity to
    permanent capital                      $       -         $     140,000







                       See notes to financial statements.

  06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1999 and 1998. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31,1998, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the six-month and three-month periods ended June 30, 1999, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1999.

NOTE 2 -        EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

NOTE 3 - EXCHANGE OFFERING

     In April 1999, the Company advised Global Financial Corp. ("Global") that as of April 30, 1999 it would no longer provide financial assistance to Global. In May 1999, the Company submitted a buy-out plan to leaseholders holding Global leases on May 1, 1999. The plan has been structured as a private exchange offering, whereby the Company will issue shares of a 6% Series A Convertible Preferred Stock in exchange for an assignment of the Global leases. The Company will exchange one share of Preferred Stock for every $5.00 of payments, as adjusted, remaining on each lease interest. The preferred shares will be convertible into two shares of the Company's common stock at the rate of $2.50 per share. Provided the Company has registered the underlying common shares and the closing stock price of the Common Stock is at least $3.50 per share for twenty consecutive trading days, conversion will automatically take place. The Preferred Stock will pay a quarterly dividend of $.075 per share.

     The Company has not yet determined the dollar value of the lease interests exchanged, nor the number of preferred shares to be issued.


NOTE 4 -      INCOME TAXES

     Based on its review of current operating results and other factors, management believes that it is more likely than not that the tax benefits from net operating losses and other deferred tax assets will be realized.
Accordingly, as of June 30, 1999 the Company has recorded a net reversal of $367,000 of federal tax valuation allowances and $119,000 of state tax valuation allowances to offset tax provisions accrued on current taxable income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the three months ended June 30, 1999, the Company achieved record revenues of $15,068,000, an increase of 42% over the second quarter of 1998. This was the second consecutive quarter of record revenues for the Company. During the six month period ended June 30, 1999, total revenues were $27,590,000, an increase of 30% over the 1998 comparable period. Continued strength in the equity markets as reflected in transaction volume and stock prices, as well as the addition of new affiliate brokers, helped contribute to the record results.

     Commission revenues from the sale of listed and over-the-counter securities, mutual funds, fees from managed accounts and other agency transactions increased to $19,978,000 (72% of total revenues) during the first half of 1999, from $15,442,000 (73% of total revenues) during the comparable 1998 period. For the second quarter of 1999, commission revenues rose to $10,200,000 (68% of total revenues) from $7,814,000 (74% of total revenues) during the same period in 1998. Most of the increase was attributable to gains in commissions from equity trades and mutual fund investments.

     The largest percentage revenue increase was in the area of principal transactions, which rose from $2,059,000 in the second quarter of 1998 to $4,274,000 during the same period in 1999, an increase of over 100%. For the six month period the increase was $2,137,000, or 48% over the comparable period in 1998. This was due to significant increases in market-making and proprietary trading in over-the-counter equity and debt securities, as well as unrealized gains on inventory positions. The value of securities held in inventory can and do fluctuate significantly from period to period.

     Compensation and benefits increased 25% over the comparable six month period of the prior year. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. Commissions paid to registered representatives for the first half of 1999 was $17,265,000 (63% of total revenues) as compared to $13,572,000 (64% of total revenues) in the first half of 1998. The increase is directly related to the higher level of agency trades transacted by the Company's registered representatives. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions. This percentage will also fluctuate based upon the contribution to revenues from the Company's in-house brokers and affiliated registered representatives. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

     For the six months ended June 30, 1999, the Company paid salaries of $2,391,000 for management, operations and trading and clerical personnel, as compared to $2,074,000 in the first half of 1998. Salaries paid for the second quarter of 1999 were $1,243,000, compared with $1,040,000 for the second quarter of 1998. This increase reflects the overall growth of support staff required for current operations. Salaries are projected to increase for the balance of the year due to the hiring of a Chief Sales Officer and other sales and marketing professionals in the third quarter of 1999.

     Clearing costs increased for the first six months in 1999 to $2,266,000 (8% of total revenues) from $1,742,000 (8% of total revenues) in 1998. The dollar increase in clearing costs was attributable to higher transactions volume, but was partially offset by clearing discounts and rebates. The percentage of clearing costs to gross revenues remained constant, but can fluctuate depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than others.

     Both data communications and occupancy costs exceeded the prior year, reflecting the Company's growth. The increase of $110,000, or 9%, to $1,291,000 over the comparable 1998 six month period, is primarily due to the increase in rent expense for the Company's expanded headquarters. Higher communications and market data service costs associated with the growth in business activity also contributed to the increase.

     The Company has experienced a major reduction in the category of legal fees and settlements in 1999. Whereas the total expense for the 1998 six month period was $1,360,000, or 6% of total revenues, the 1999 corresponding period declined to $662,000, or 2% of total revenues. Through enhanced supervision and compliance measures, the Company has made progress towards reducing its exposure to customer claims arising out of securities activities. The Company is currently a respondent in various customer claims arising in the normal course of its securities business; however, none of these claims is expected to have a material impact on its financial condition or operating results.

     In 1998 management began a full review of the collectibility of the Company's loans to Global Financial Corp. ("Global"). Based on various events and circumstances, including the default status of the loans, management determined that the loans had been impaired and a reserve for uncollectibility of $875,000 was required at June 30, 1998. The reserve was increased to $1,775,000 in the fourth quarter of 1998. (See "Liquidity and Capital Resources" for further discussion of Global matters.)

     Other operating expenses decreased by $57,000 to $1,497,000 (5% of total revenues) during the first six months of 1999 when compared to the same period in 1998. Cost stability during this period was achieved by the reduction in advertising costs. The advertising and marketing campaigns, which were completed and expensed in 1998, are continuing to produce results in registered representative recruitment and name recognition. However, the Company expects the cost for advertising and recruitment to increase for the remainder of the fiscal year, as it launches new advertising and business development campaigns for its brokerage operations, particularly its discount brokerage division, and incurs other costs associated with branding efforts.

     The effective income tax rates for the six months and three months ended June 30, 1999 were 7.8% and 13.7%, respectively, as compared to 33% in the respective 1998 periods. Tax provisions accrued at regular statutory rates on 1999 income have been offset in part by the reversal of valuation allowances established in fiscal 1998, because management currently believes that the tax benefits provided by deferred tax assets will be realized. Management expects that tax expense on additional 1999 income will be accrued at rates ranging from 35% to 40%.

     For the six month period, the Company reported net income of $1,357,000, or $.14 and $.13 per basic and diluted share, respectively, as compared to a loss of ($1,207,000), or ($.13) per basic and diluted share for the 1998 comparable period. Net income for the 1999 second quarter was $709,000, or $.07 per basic and diluted share, as compared to a loss of ($1,227,000), or ($.13) per basic and diluted share in the second quarter of 1998. Operating results will continue to be dependent upon general economic and securities market conditions, and management's ability to continue to recruit productive registered representatives and to contain administrative and legal costs.

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

     Net cash provided by operating activities for the six months was $575,000. The primary source of this increase was net income for the six months of $1,357,000, the reduction in the clearing firm receivable of $1,452,000, and an increase in accrued liabilities of $1,091,000. The net increase in securities inventories of $3,324,000 was an offsetting factor.

     Investing and financing activities required cash of $327,000 over the last six months. Additions to capital expenditures consumed $243,000, most of which was for the renovation of the newly acquired space at the headquarters complex, as well as the purchase of additional computer and technology equipment. The Company projects additional expenditures for infrastructure and technology, including the planned new corporate office in Richmond, Virginia, to be approximately $450,000 for the remainder of fiscal 1999. Debt repayments used cash of $153,000, while proceeds from the exercise of common stock options provided cash of $86,000.

     In October 1998, the Company issued a series of Convertible Promissory Notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from equipment lease investments with a remaining balance of approximately $270,000. The notes carry interest at the rate of 10% per annum, payable semi-annually on April 1 and October 1 of each year, and are convertible into a maximum of 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. The notes mature in five years; however, with respect to one note in the principal amount of $300,000, the Company is required to pay 20% of the original outstanding principal amount into a sinking fund on or before each annual anniversary date of the Notes. Thus, the Company will be required to deposit $60,000 by October 1, 1999 into the sinking fund for the retirement of this note.

     In April 1999, the Company advised Global that as of April 30, 1999 it would no longer provide financial assistance to Global. In May 1999, the Company submitted a buy-out plan to leaseholders holding Global leases on May 1, 1999. The plan has been structured as a private exchange offering, whereby the Company will issue 6% Series A Convertible Preferred Stock in exchange for an assignment of the Global leases. The Company will exchange one share of Preferred Stock for every $5.00 of payments, as adjusted, remaining on each lease interest. The preferred shares will be convertible into two shares of the Company's common stock at the rate of $2.50 per share. The preferred stock is automatically converted into common stock if (1) the Company has registered the underlying common shares for public distribution and (2) the closing price of the common stock is at least $3.50 per share for twenty (20) consecutive trading days. The Preferred Stock will pay a quarterly dividend of $.075 per share. The Company has not yet determined the dollar value of the lease interests exchanged, or the number of preferred shares to be issued.

     Leaseholders who accept the exchange offering will assign all rights to their leases, and will sign a general release and assignment of claims to the Company. There is no assurance as to the dollar amount or collectibility of any lease payments that may be acquired by the Company as a result of the exchange offering.

     Management believes that operating income will satisfy the Company's liquidity needs, at least through the current fiscal year.

Year 2000 Issue

     The onset of the year 2000 brings challenges to companies who use and rely on computers and technology as a function of their businesses. Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer systems could malfunction and lead to significant business delays and disruptions in the U.S. and internationally by or at the year 2000.

     The Company has reviewed its compliance with what has come to be known as the Year 2000 Issue ("Y2K"). The Company does not create or develop its own proprietary computer programs. Rather, it is reliant on outside vendors or providers for verification of the compliance of their applications, which are utilized by the Company. The Company has currently identified 17 programs and applications that were purchased/licensed by the Company for various departments as mission critical systems requiring compliance with Y2K. We have requested each vendor to supply verification that the program and/or application utilized by the firm is, or will be, Y2K compliant before the Year 2000. To date, none of these vendors have failed to provide a statement of compliance. The most significant of these outside vendors is the Company's clearing firm, Schroder & Co., Inc. Schroder & Co. has been mandated by the NYSE to participate in industry testing of all computer interfaces relating to securities processing. These tests have been ongoing since early Spring 1999. To date, the Company has not been advised of any problems relating to the clearing firm's compliance with Y2K readiness. The Company has participated with Schroder in point to point testing of their interfaces and applications. These tests were successfully completed in June 1999.

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

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

Leaseholder Private Offering

     During the quarter the Company commenced a private offering for the purposes of offering to buy-out the leaseholders holding Global leases on May 1, 1999. The Company has offered to purchase all Global leases in exchange for shares of Series A Convertible Preferred Stock paying a cash dividend of 6% per annum. The preferred stock is convertible into two shares of the Company's common stock at the rate of $2.50 per share. The preferred stock is automatically converted into common stock if (1) the Company has registered the underlying common shares for public distribution and (2) the closing price of the common stock is at least $3.50 per share for twenty (20) consecutive trading days.

     Leaseholders who accept the exchange offering will assign all rights to their leases, and will sign a general release and assignment of claims to the Company. There is no assurance as to the dollar amount or collectibility of any lease payments that may be acquired by the Company as a result of the exchange offering.

     The Company has not yet determined the dollar value of the lease interests exchanged nor the total number of preferred shares to be issued.

     The securities offered in the exchange offering have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: August 12, 1999                  /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 EXHIBIT INDEX
                                 -------------

               Exhibit 27 -   Financial Data Schedule