Form 10-Q
period 1999-09-30
FIRST MONTAUK FINANCIAL CORP
filed 1999-11-22
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

     Yes X                         No

     9,931,327 Common Shares, no par value were outstanding as of November 19, 1999.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                               SEPTEMBER 30, 1999


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of September 30, 1999 and December 31, 1998   .......   3

     Consolidated Statements of Income (Loss) for the
       Nine Months  ended September 30, 1999 and 1998
       and Nine Months ended September 30, 1999 and 1998 ......   4

     Consolidated  Statements of Cash Flows for the
       Nine Months   ended   September 30, 1999 and 1998 ...... 5-6

     Notes  to  Financial Statements .......................... 7-8

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ......... 9-12

PART II. OTHER INFORMATION:

     Item 5.  Other Information................................   13

     Item 6.  Exhibits and Reports on Form 8-K.................   13

     Signatures ...............................................   14

03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       September 30,              December 31,
                                           1999                       1998
   ASSETS

Cash                                  $   795,970                $   613,513
Due from clearing firm                  2,498,428                  2,876,202
Securities owned, at market             4,699,569                  2,685,879
Securities owned, not readily
 marketable, at estimated market value    106,331                     47,381
Commissions receivable                    167,282                    250,803
Employee and broker receivables           807,312                    598,212
Furniture, equipment and leasehold
 improvements-net                       2,261,338                  2,074,470
Notes receivable                          627,461                    477,729
Global leases receivable                  772,153                       -
Due from officers                         136,912                    131,501
Other assets                              913,245                  1,087,289
Deferred tax asset-net                    618,440                    700,755
                                        ---------                  ---------
     Total assets                     $14,404,441                $11,543,734
                                       ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Securities sold, but not yet
 purchased, at market                 $   219,825                $   327,047
Notes payable-bank                        172,900                    244,844
Subordinated notes payable                150,000                    200,000
Notes payable-other                       609,514
Bonds payable                             484,453                    473,625
Capital lease payable                     290,610                    373,579
Commissions payable                     1,671,350                  1,531,644
Accounts payable                          685,392                    802,497
Income taxes payable                       93,417                       -
Accrued expenses                        1,056,274                    905,154
Other liabilities                         192,629                    461,717
                                        ---------                  ---------
    Total liabilities                   5,626,364                  5,320,107
                                        ---------                  ---------
Common stock issued with guaranteed
 selling price - no par value,
 18,000 shares issued and outstanding      36,500                     36,500

Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock,
 $.10 par value; 5,000,000 shares
 authorized;  338,750 shares issued
 and outstanding at liquidation value   1,693,750                       -
Common Stock, no par value,
 30,000,000 shares authorized,
 9,900,727 issued and 9,895,427
 outstanding in 1999                    5,085,238                  4,980,977
Additional paid-in capital              2,342,026                  2,979,831
Retained earnings (Accumulated deficit)   221,522                 (1,192,471)
Less:  treasury stock, at cost,
 26,500 shares                            (51,559)                      -
Less:  Deferred compensation             (549,400)                  (581,210)
                                        ---------                  ---------
   Total stockholders' equity           8,741,577                  6,187,127
                                        ---------                  ---------
   Total liabilities and
    stockholders' equity              $14,404,441                $11,543,734
                                       ==========                 ==========



                       See notes to financial statements.

04
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                      Nine months             Three months
                                   ended September 30,      ended September 30,
                                 1999              1998   1999             1998

Revenues:

Commissions                 $ 28,753,439  $ 22,640,973  $ 8,775,484 $ 7,199,162
Principal transactions         9,073,724     5,709,850    2,533,481   1,306,933
Investment banking               257,264       675,011       75,103      73,759
Interest and other income      1,652,030     1,159,520      762,674     365,711
                              ----------    ----------   ----------   ---------
                              39,736,457    30,185,354   12,146,742   8,945,565
                              ----------    ----------   ----------   ---------

Expenses:

Commissions, employee
 compensation and benefits   29,190,712     23,324,169    8,871,483   7,060,239
Clearing and floor brokerage  3,126,008      2,591,092      860,232     848,849
Communications and occupancy  1,952,921      1,731,415      662,154     550,510
Legal matters and related
 costs                          947,755      1,494,017      285,501     133,941
Writedown of Note Receivable
-Global Financial Corp.            -           875,000         -           -
Loss on Global lease
 settlements                    600,416           -         600,416        -
Other operating expenses      2,160,144      2,352,749      663,585     798,848
Interest                        121,866         91,266       39,072      25,213
                             ----------     ----------   ----------   ---------
                             38,099,822     32,459,708   11,982,443   9,417,600
                             ----------     ----------   ----------   ---------
Income (loss) before
 income taxes                 1,636,635     (2,274,354)     164,299    (472,035)
Income taxes                    180,298       (720,578)      65,000    (125,000)
                             ----------     ----------   ----------   ---------
Net income (loss)           $ 1,456,337    $(1,553,776) $    99,299  $ (347,035)
                             ==========     ==========   ==========   ==========
Net income (loss)
 available to common
 stockholders               $ 1,413,993    $(1,553,776) $    56,955  $ (347,035)
                             ==========     ===========  ==========   ==========
Per share of Common Stock:

Basic                       $      0.14    $     (0.16) $      0.01  $    (0.04)
                             ==========     ===========  ==========   ==========

Diluted                     $      0.13    $     (0.16) $      0.01  $    (0.04)
                             ==========     ===========  ==========   ==========

Number of common shares used
 in basic income (loss)
 per share                    9,880,174      9,693,806    9,908,027   9,728,693
Incremental shares from
 assumed conversion of
 options                        798,349           -         915,537        -
                             ----------      ---------    ---------    --------
Number of common shares used
in diluted income (loss)
per share                    10,678,523      9,693,806   10,823,564   9,728,693
                             ==========      =========   ==========   =========




                       See notes to financial statements.

05
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Nine months ended September 30,
                                              1999                      1998
                                              ----                      ----
INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                  $   1,456,337            $  (1,553,776)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
 Tax benefit related to exercise of
  stock options                                -                     150,003
 Depreciation and amortization              306,513                  256,329
 Loss on Global lease settlements           465,134                     -
 Amortization of deferred compensation      128,634                  122,552
 Loan reserves                                 -                     875,000
 Amortization of bond discount               10,828                     -
 Other                                         -                      22,000
 Increase (decrease) in cash attributable
  to changes in assets and liabilities
 Due from clearing firm                     377,774                  935,898
 Securities owned - at market            (2,013,690)                 781,892
 Securities owned-not readily
  marketable                                (58,950)                 468,150
 Commissions receivable                      83,521                  182,211
 Global lease receivable                    447,750                     -
 Other assets                               174,044                 (355,207)
 Deferred income taxes                       82,315                 (763,313)
 Securities sold but not yet purchased     (107,222)                (789,095)
 Commissions payable                        139,706                 (526,591)
 Accounts payable                          (117,104)                 164,929
 Income taxes payable                        93,417                     -
 Accrued expenses                            51,120                  (32,696)
 Other liabilities                         (269,088)                 104,039
                                          ---------                ---------
   Total adjustments                       (205,298)               1,596,101
                                          ---------                ---------
   Net cash provided by operating
    activities                            1,251,039                   42,325
                                          ---------                ---------

Cash flows from investing activities:
 Due from officers                           (5,411)                   4,151
 Employee and broker receivables           (209,100)                (137,019)
 Issuance of notes receivable              (243,616)              (1,903,634)
 Repayment of notes receivable               93,884                  608,759
 Capital expenditures                      (493,381)                (800,612)
                                          ---------                ---------
   Net cash used in investing activities   (857,624)              (2,228,355)
                                          ---------                ---------








                       See notes to financial statements.

06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                 Nine months ended September 30,
                                                      1999            1998

Cash flows from financing activities:

   Payment of notes payable-bank                      (71,944)       (71,944)
   Payment of subordinated notes payable              (50,000)       (50,000)
   Payment of capital lease payable                   (82,969)          -
   Payment of notes payable-other                     (16,403)          -
   Proceeds from rights offering                         -         1,382,751
   Registration costs                                    -          (113,518)
   Payment of preferred stock dividend                (42,344)          -
   Payment toward purchase of treasury stock          (51,559)          -
   Proceeds from exercise of common stock options     104,261        346,664
                                                      -------      ---------
      Net cash provided by (used in) financing
       activities                                    (210,958)     1,493,953
                                                      -------      ---------
Net increase in cash                                  182,457       (692,077)
Cash at beginning of year                             613,513        789,883
                                                      -------        -------

Cash at end of period                             $   795,970    $    97,806
                                                   ==========     ==========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

       Interest                                   $   121,866    $    91,266
                                                   ==========     ==========

       Income taxes                               $     2,952    $      -
                                                   ===========    ==========

   Transfer of temporary equity to permanent
    capital                                       $      -       $    24,000
                                                   ===========    ==========

Global lease settlement:
   Global Leases received in settlement
    transaction                                   $ 1,219,903    $      -
                                                    =========     ==========
   Notes payable issued                           $   625,917    $      -
                                                    =========     ==========
   Preferred stock issued                         $ 1,693,750    $      -
                                                    =========     ==========





                       See notes to financial statements.

  07
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1 -         MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1999 and 1998. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the nine-month and three-month periods ended September 30, 1999, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 1999.

NOTE 2 -        EARNINGS PER SHARE

     Basic EPS is computed by dividing net income-common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock.

NOTE 3 -       GLOBAL LEASE SETTLEMENTS

     During the third quarter of 1999, the Company agreed to issue 338,750 shares of Series A Convertible Preferred Stock, convertible promissory note principal of $690,526, cash payments of $235,282, and 25,000 warrants in buy-out arrangements with investors holding leases sold by Global Financial Corp. (Global). Global is the unaffiliated financing company that packaged and sold leasing investments through Montauk Advisors, Inc. (MAI), a Company subsidiary. Since 1997, MAI had provided loans to Global to help it meet cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. In 1998, the Company recorded an impairment loss of $1,775,000 after evaluating the recoverability of the loans. A total of $875,000 of the loss was charged during the nine-month period ended September 30, 1998. During the first quarter of 1999, the Company advised Global that as of April 30, 1999 it would no longer provide financial assistance and subsequently entered into settlement discussions directly with Global lease investors.

     The preferred shares were issued under a private exchange offering, whereby the Company agreed to exchange one share of Preferred Stock for every $5.00 of remaining lease payments that were assigned to the Company by Global investors subscribing to the offering. Each preferred share is convertible into two shares of the Company's common stock at the rate of $2.50 per share. Conversion will automatically take place, provided the Company has registered the underlying common shares and the closing stock price of the Common Stock is at least $3.50 per share for twenty consecutive trading days. The Preferred Stock will pay a quarterly dividend of $.075 per share. The first dividend in the amount of $42,344 covered a five-month period and was paid on October 1, 1999. The Company accrued the dividend during the current quarter.

     The convertible notes issued by the Company are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, including interest calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company has recorded a loan discount on the notes of $64,609, which will be amortized over the note terms. The notes are convertible into 345,263 common shares. Once the shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     The Company also issued 25,000 five-year warrants to certain investors in connection with their lease assignments. The warrants entitle the holder to purchase the Company's common stock for $1.75 per share. The Company valued the warrants at $27,281 using the Black-Scholes option pricing model.

     The Company received assignments of gross lease payments in the above settlement transactions totaling approximately $1,279,000. This amount has been discounted to a present value of $1,220,000. The difference between the consideration paid by the Company and the present value of the assigned payments has been accounted for as a current charge to paid-in capital of $762,000 on the issuance of the preferred stock, and a charge to operations of $600,000 on the other transactions.

NOTE 4 -       STOCK REPURCHASE PROGRAM

     On August 5, 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares. During the quarter ended September 30, 1999, the Company purchased 26,500 shares for $51,559.

NOTE 5-        INCOME TAXES

     Based on its review of current operating results and other factors, management believes that it is more likely than not that the tax benefits from net operating losses and other deferred tax assets will be realized. Accordingly, as of September 30, 1999 the Company has recorded a net reversal of $367,000 of federal tax valuation allowances and $150,000 of state tax valuation allowances to offset tax provisions accrued on current taxable income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the three months ended September 30, 1999, the Company recorded revenue of $12,147,000, an increase of 36% over the third quarter of 1998. During the nine month period ended September 30, 1999, total revenue was a record $39,736,000, an increase of 32% over the 1998 comparable period. An active equities market and the addition of new affiliated registered representatives and the increase in production of existing registered representatives helped contribute to the record results.

     For the nine month period, the Company reported net income of $1,456,000, or $.14 and $.13 per basic and diluted share, respectively, as compared to a loss of $1,554,000 or $.16 per basic and diluted share, over the 1998 comparative period. Net income for the 1999 third quarter was $99,300, or $.01, per basic and diluted share, as compared to a loss of $347,000, or $.04 per basic and diluted share, in the third quarter of 1998.

     Commission revenue from the sale of listed and over-the-counter securities and mutual funds, fees from managed accounts, variable annuities and other agency transactions increased to $28,753,000 (72% of total revenues) during the first nine months of 1999, from $22,641,000 (75% of total revenues) during the comparable 1998 period. For the third quarter of 1999, commission revenue rose to $8,775,000 (72% of total revenues) from $7,199,000 (59% of total revenues) during the same period in 1998. This increase resulted primarily from agency equity and mutual fund transactions as retail investment volume continued at strong levels during the 1999 third quarter.

     The largest dollar increase was in the area of agency transactions, which rose from $4,510,000 in the third quarter of 1998 to $5,802,000 during the same period in 1999, an increase of 29%. For the nine month period the increase was $5,633,000, or 38% over the comparable period in 1998. The growth in this business segment was due to significantly increased activity by the Company's registered representatives in the sale of equity securities on an agency basis.

     Another strong area of revenue growth, the largest percentage increase, was in proprietary and principal trading activities, primarily in Nasdaq equity securities. Revenue in this category rose from $1,307,000 (11% of total revenues) in the third quarter of 1998 to $2,533,000 (21% of total revenues) in the 1999 third quarter.

     For the nine months ended September 30, 1999, the amount paid for compensation and benefits increased to $29,191,000 (73% of total revenue) compared with $23,324,000 (77% of total revenue) for the first nine months of 1998. For the three months ended September 30, 1999, the Company paid compensation and benefits of $8,874,000 (73% of total revenue) as compared to $7,060,00 (79% of total revenue) for the same period in 1998. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. Commissions paid to registered representatives for the first nine months of 1999 was $24,546,000 (62% of total revenue) as compared to $19,442,000 (64% of total revenue) during the first nine months of 1998.
Commissions paid to registered representatives for the third quarter of 1999 increased to $7,281,000 (60% of total revenue) as compared to $5,870,000 (66% of total revenue) for the same period in 1998. The increased commission expense is directly related to the higher level of agency trades transacted by the
Company's affiliated registered representatives. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions. This percentage will also fluctuate based upon the contribution to revenues from the Company's in-house brokers and affiliated registered representatives. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

     For the nine months ended September 30, 1999, the Company paid salaries of $3,688,000 for management, operations and clerical personnel, as compared to $3,034,000 during the first nine months of 1998. The three month period ended September 30, 1999 reflected an increase in this category of $337,000 to $1,298,000, an increase of 35%. This increase represents the addition of new staff in various departments including compliance and supervision, trading and operations, a new Chief Sales Officer and additional sales and marketing personnel. The Company added personnel to support the continued growth of its sales force and for the development of new strategic relationships to provide marketing, training and promotional support to our registered representatives, as well as expanding our product lines.

     Clearing costs increased for the first nine months of 1999 to $3,126,000 (8% of total revenues) from $2,591,000 (9% of total revenues) in 1998. The dollar increase in clearing costs was attributable to a larger number of overall transactions by the firm's registered representatives. The percentage of clearing costs to gross revenues can fluctuate depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others.

     Communications and occupancy costs for the first nine months of 1999 increased by $221,000, or 13%, over the comparable 1998 period, to $1,953,000. Expenses in this category for the third quarter increased by $112,000, or 20%, over the comparable 1998 period. The increase is primarily due to higher rent expense for the Company's expanded headquarters. Higher communications and market data service costs associated with the growth in business activity also contributed to the increase.

     Legal fees and settlement costs for the nine month period of 1999 was reduced to $948,000, or 2% of total revenue, as compared to $1,494,000, or 5% of total revenue in 1998. Expenses in this category increased by $152,000 for the third quarter of 1999 as existing claims were settled during this quarter. Through enhanced supervision and compliance measures, the Company has made progress towards reducing its exposure to customer claims arising out of securities activities. The Company is currently a respondent in various customer claims arising in the normal course of its securities business; however, none of these claims is expected to have a material impact on its financial condition or operating results.

     During the third quarter of 1999, the Company entered into buy-out arrangements with various investors holding leases sold by Global Financial Corp. ("Global"). The Company purchased approximately $1,279,000 of lease payments in exchange for a combination of cash, debt and preferred stock (see Liquidity and Capital Resources). Based on a review of the lease portfolio assigned in the settlements, the Company recorded a $600,000 impairment charge in the quarter to reflect certain non-performing and canceled leases. The Company is evaluating the extent to which the impaired leases can be pursued for collection.

     Other operating expenses decreased by $193,000 to $2,160,000 (5% of total revenue) during the first nine months of 1999 when compared to the same period in 1998. The Company also realized a decrease in the third quarter of $135,000 from the third quarter of 1998. The decrease in this category was the result of a reduction in advertising and promotion, bad debts and consulting fees. However, the Company expects the cost for advertising and recruitment to increase for the remainder of the fiscal year as it launches new advertising and business development campaigns for the recruitment of new registered representatives and for its discount brokerage division.

     The effective tax rates for the nine months and three months ended September 30, 1999 were 11% and 39%, respectively, as compared to (32%) and (26%) in the respective 1998 periods. Tax provisions accrued at regular statutory rates on 1999 income have been offset in part by the reversal of valuation allowances established in fiscal 1998, because management currently believes that the tax benefits provided by deferred tax assets will be realized. Management expects that tax expense on additional 1999 income will be accrued at rates ranging from 35% to 40%.

     Operating results will continue to be dependent upon general economic and securities market conditions, and management's ability to continue to recruit successful registered representatives and contain administrative and legal costs. Management currently believes that revenue and expenses will continue to increase as a result of the Company's recruiting efforts and various strategic programs being implemented which are designed to attract higher quality registered representatives and sources for new business.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with 57% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Net cash provided by operating activities for the nine months was $1,251,000. The primary source of this increase was the net income for the nine months of $1,456,000. During the nine months, inventory positions of securities held by the Company increased by $2,014,000, while securities sold but not yet purchased decreased by $107,000. Accounts payable, accrued expenses and other liabilities decreased by $195,000.

     Investing and financing activities required cash of $1,069,000 over the last nine months. Additions to capital expenditures consumed $493,000; most of which was for the development of a sales tracking and operations management software system, renovations at the headquarters complex, and the upgrading of existing, and the purchase of additional telecommunications and office equipment. The Company projects additional expenditures for infrastructure and technology to be approximately $100,000 for the remainder of fiscal 1999. Repayments of bank notes, issuance of notes receivable, payment of subordinated notes payable and capital lease payable used cash of $580,000, while proceeds from the exercise of common stock options provided cash of $104,000.

     From June 1997 through April 1999, the Company, through its wholly owned subsidiary Montauk Advisors Inc., ("MAI"), made various loans to Global. These loans have a balance as of September 30, 1999 of $2,252,820 before reserves. Global is a lease servicing company that sold leases through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. In 1998 and 1999 management undertook a full review of the loans to evaluate their collectibility and determined that, based on various events and circumstances, including the default status of the loans, that the loans had been impaired and a reserve for uncollectibility was required. Accordingly, the loans as of September 30, 1999 are stated net of a $1,775,000 reserve established during fiscal 1998.

     During the first quarter, the Company advised Global that as of April 30, 1999 it would no longer provide financial assistance to Global. In May 1999, the Company submitted a buy-out plan to leaseholders holding Global leases on May 1, 1999. During the third quarter of 1999, the Company agreed to issue 338,750 shares of Series A Convertible Preferred Stock, convertible promissory notes with principal of $690,526, cash payments of $235,282, and 25,000 warrants in buy-out arrangements with investors holding leases sold by Global.

     The preferred shares were issued under a private exchange offering, whereby the Company agreed to exchange one share of Preferred Stock for every $5.00 of remaining lease payments that were assigned to the Company by Global investors subscribing to the offering. Each preferred share is convertible into two shares of the Company's common stock at the rate of $2.50 per share. Conversion will automatically take place, provided the Company has registered the underlying common shares and the closing stock price of the Common Stock is at least $3.50 for twenty consecutive trading days. The Preferred Stock will pay a quarterly dividend of $.075 per share. The first dividend in the amount of $42,344 covered a five-month period and was paid on October 1, 1999. The Company accrued the dividend during the third quarter.

     The convertible notes issued by the Company are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, including interest calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company has recorded a loan discount on the notes of $64,609, which will be amortized over the note terms. The notes are convertible into 345,263 common shares. Once the shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     The Company also issued 25,000 five-year warrants to certain investors in connection with their lease assignments. The warrants entitle the holder to purchase the Company's common stock for $1.75 per share. The Company valued the warrants at $27,281 using the Black-Sholes option pricing model.

     The Company received assignments of gross lease payments in the above settlement transaction totaling approximately $1,279,000. This amount has been discounted to a present value of $1,220,000. The difference between the consideration paid by the Company and the present value of the assigned payments has been accounted for as a current charge to paid-in capital of $762,000 on the issuance of the preferred stock, and a charge to operations of $600,000 on the other transactions (see Results of Operations).

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

     The Company has reviewed its compliance with what has come to be known as the Year 2000 Issue ("Y2K"). The Company does not create or develop its own proprietary computer programs. Rather, it is reliant on outside vendors or providers for verification of the compliance of their applications, which are utilized by the Company. To date, we have verified that all third parties upon which the Company relies to provide mission critical systems, are Y2K compliant. The most significant of these outside vendors is the Company's clearing firm, Schroder & Co., Inc. ("Schroder"). Schroder has been mandated by the NYSE to participate in industry testing of all computer interfaces relating to securities processing. The Company has participated with Schroder in point to point testing of their interfaces and applications. These tests were successfully completed in June 1999. The Company has received notice from Schroders that it has completed its review and successfully tested all mission critical systems.

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

     In addition, FMSC inventoried its computer and systems operations that could be affected by Y2K issues, including steps to remediate systems requiring such attention. This has included a review of our facilities, office equipment, telecommunications systems, market data services and third-party products and services used by our company, and retention of consultants, where necessary. As of the filing of this report, the Company has no known Y2K compliance issues outstanding.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.


         Leaseholder Private Exchange Offering

     During the third quarter of 1999, the Company issued 338,750 shares of Series A Convertible Preferred Stock; convertible promissory notes for a total principal of $690,526; cash payments of $235,282; and 25,000 warrants in buy-out arrangements with investors holding leases sold by Global Financial Corp. (Global).

     The preferred shares were issued under a private exchange offering, whereby the Company exchanged one share of Preferred Stock for every $5.00 of remaining lease payments that were assigned to the Company by Global investors subscribing to the offering. Each preferred share is convertible into two shares of the Company's common stock at the rate of $2.50 per share. Conversion will automatically take place, provided the Company has registered the underlying common shares and the closing stock price of the Common Stock is at least $3.50 per share for twenty consecutive trading days. The Preferred Stock will pay a quarterly dividend of $.075 per share. The first dividend in the amount of $42,344 covered a five-month period and was paid on October 1, 1999.

     The convertible notes issued by the Company are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, including interest calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. Once the shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     The Company also issued 25,000 five-year warrants to certain investors in connection with their lease assignments. The warrants entitle the holder to purchase the Company's common stock for $1.75 per share. The Company valued the warrants at $27,281 using the Black-Scholes option pricing model.

     The Company received assignments of gross lease payments in the above settlement transactions totaling approximately $1,279,000.

        Stock Repurchase Program

     On August 5, 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares. During the quarter ended September 30, 1999, the Company purchased 26,500 shares for $51,559.

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: November 22, 1999                /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 EXHIBIT INDEX
                                 -------------

               Exhibit 27 -   Financial Data Schedule