Form 10-K
period 1999-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2000-03-31
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999               -----------------
                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                             22-1737915
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

328 Newman Springs Road, Red Bank, NJ                              07701
-------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (732) 842-4700
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
       Title of each class                               which registered

             None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

-------------------------------------------------------------------------------
                                (Title of class)

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

The issuer's revenues for its most recent fiscal year:  $57,585,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of bid and asked prices of such stock, as of March 30, 2000 was $16,002,591.

The number of shares of Common Stock outstanding, as of March 30, 2000 was 9,594,043.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                            [Cover Page 2 of 2 Pages]

01
                                     PART I

Item 1.   Business

Introduction

         First Montauk Financial Corp. ("FMFC") is a new Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("FMSC"), has operated as a full service retail and institutional securities brokerage firm since 1987. FMSC provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, FMSC established Century Discount Investments, a discount brokerage division through which it operates an online brokerage operation. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI").

         FMSC has approximately 383 registered representatives and services over 46,000 retail and institutional customer accounts. All of FMSC's 142 branch offices, located in 28 states and Saudi Arabia, are owned and operated by affiliates; independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office.

         FMSC is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers Regulation, Inc. ("NASDR"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC") and is licensed to conduct its brokerage activities in 49 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Schroder & Co., Inc, and execution services are provided by E D & F Man International Securities, Inc. and others. These arrangements provide FMSC with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows FMSC to offer products and services comparable to large brokerage firms.

         FMSC's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed                        30%
  Over-The-Counter              37%
Municipal, Government            2%
Corporate Bonds                  3%
Unit Investment Trusts           2%
Mutual Funds                    13%
Options                          6%
Insurance                        6%
Corporate Finance                1%
                                --
Total                          100%

     The following table reflects FMSC's various sources of revenues and the percentage of total revenues for fiscal 1999. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and other trading activities.

                                             Year Ended December 31, 1999
                                             ----------------------------
                                             Amount               Percent
                                             ------               -------
         Agency commissions from
          Equity Securities,
          Options and Mutual Funds         $40,516,625              70%

         Principal Transactions in
          Equity Securities, Municipal,
          Government and Corporate Bonds   $14,000,680              24%

         Interest and other Income(1)      $ 2,628,246               5%

         Investment Banking(2)             $   439,065               1%
                                            ----------              ---
         Total Revenues                    $57,584,616             100%

(1) "Other Income" consists primarily of handling fees and order flow remunerations.

(2) Investment banking revenues consists of commissions, selling concessions, consulting fees and other income from syndicate activities and placement agent fees.

The Affiliate Program

         FMSC's primary method of operation is through its affiliate program, which allows registered representatives to operate as independent contractors. A registered representative who becomes an affiliate of FMSC establishes his own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. In return, the affiliate representative is entitled to retain a significantly higher percentage of the commissions generated by his sales than a registered representative in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices as well as other professionals in all facets of the financial services industry.

         Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, real estate brokers, financial planners, and accountants, who already provide financial services to their clients, can affiliate with FMSC as registered representatives. Affiliation enables these professionals to offer securities products and services to their clients through FMSC, and insurance products through MISI, and earn commissions and fees for these transactions.

         FMSC provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds and investment advisory programs; and research, compliance, supervision and related services.

         Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASDR to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he intends to service customers. FMSC is ultimately responsible for supervising each affiliate and related registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. The Company maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken by the Company's registered representatives, employees and other agents in connection with the purchase and sale of securities and the administration of individual retirement plans.

Century Discount Investments

         In June 1997, FMSC established a discount brokerage division, "Century Discount Investments", to offer investors convenient and prompt retail brokerage services at significantly reduced commission rates. Century is designed to serve investors who do their own research and make their own investment decisions. These customers seek to avoid the higher brokerage commissions for securities research, market recommendations or portfolio management associated with full service brokerage firms. FMSC believes that this market segment has become increasingly significant to the brokerage industry and will continue to grow in the future. Century's business will concentrate on the execution of unsolicited transactions on an agency basis from retail customers. Century is able to offer customers reduced commission rates since its service is not dependent on individual broker-customer relationships to generate orders. Century does not assign customer accounts to individual brokers and all Century registered representatives have immediate access to customer accounts and market information necessary to respond to any customer inquiry and order.

     Century, through its clearing firm, has developed the capability to offer online, discount brokerage and related investment services. The online services provide customers with automated securities order placement, market information and research capabilities through the Internet. In the future, Century intends to offer a broader range of investment services to the self-directed, sophisticated retail customer.

Montauk Insurance Services

         In 1991, FMFC formed Montauk Insurance Services, Inc ("MISI") for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed in 39 states. MISI derives revenue from insurance-related products and services from the existing customer base of FMSC's registered representatives, who are also licensed to sell certain insurance products. In fiscal year 1999, the Company earned gross commissions of $2,938,000 from the sale of insurance and annuity policies.

Asset Management and Portfolio Advisory Service Fees

         FMSC is a SEC Registered Investment Adviser, providing investment advisory services to clients through independent, third-party sponsored advisory programs offered to individual and institutional clients. FMSC is registered as an investment adviser in 16 states requiring registration.

         Managed account programs generally require the client to pay a single fee for portfolio advisory services, brokerage execution and custody and periodic account performance evaluation, rather than a fee plus commissions. Revenues from asset-managed accounts and portfolio advisory services are generated from accounts that charge a fee based on a percentage of assets under management.

Investment Banking

     FMSC participates in private and public offerings of equity securities and provides general investment banking consulting services to various public and private corporations. Historically, FMSC has not derived a significant amount of its revenues from investment banking. However, the Company did complete a public offering of Common Stock of Jeremy's MicroBatch Ice Creams, Inc. in February 2000 in which FMSC acted as the managing underwriter. The offering consisted of 1,200,000 shares of Common Stock at an offering price of $6.00 per share. FMSC received gross commissions of $720,000 as well as warrants to purchase 120,000 shares of Jeremy's Common Stock at an exercise price of $9.00 per share. The Company continues to review other underwriting candidates and anticipates that it will engage in additional public and private offerings in the future.

Strategic Relationships

         During the year, the Company formulated several strategic relationships with financial product vendors and other companies. These relationships provide cross-marketing opportunities as well as new product offerings to our customers. One such relationship is with a nationally recognized residential mortgage provider. Another, involves a relationship with an Internet-based financial planning firm. The Company expects to expand these relationships in the current fiscal year to provide for additional sources of revenue and lead generation for its registered representatives.

Recent Developments

         Preferred Stock Exchange Offering

     During the period 1996 and 1997, FMFC, through a wholly owned subsidiary, acted as agent for Global Financial Corp. ("Global") to offer business leases to its customers. Due to the financial condition of Global, and an affiliated entity, FMFC made loans exceeding $2,300,000 to enable Global to meet its continuing obligations to leaseholders. During the third quarter of 1999, FMFC elected to discontinue its financial assistance to Global and offered to the customers who purchased Global leases, 349,511 shares of a new issue of Series A Preferred Stock. The Company also issued $690,526 principal amount of convertible promissory notes, made cash payments of $235,000 and issued warrants to purchase 25,000 shares of FMFC Common Stock exercisable at $1.75 per share to certain investors holding Global leases.

     Under the terms of the offering, one share of Preferred Stock was exchanged for every $5.00 of remaining lease payments, as adjusted, that were assigned to the Company by Global investors. Each preferred share is convertible into two shares of the Company's common stock at the rate of $2.50 per share. Conversion will occur automatically, provided the Company has registered the underlying common shares, in the event the closing stock price of the Common Stock is at least $3.50 per share for twenty consecutive trading days. The Preferred Stock will pay a quarterly dividend of $.075 per share. Dividend payments were made to Preferred shareholders in October 1999 and January 2000.

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

         Competition

         FMSC encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, the Company also competes with numerous regional and local firms. FMSC also competes for experienced brokers with other firms offering an independent affiliate program such as Corporate Securities Group, Inc., Robert Thomas Securities, Inc. and Linsco/Private Ledger Corp.

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

         Government Regulation

         The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The SEC is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SROs"), principally the NASDR, and in the case of NYSE member firms, the NYSE. The SROs, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the Commission and the SROs have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the Commission and SROs, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

        Employees

         The Company currently has approximately 383 registered representatives of which 307 are associated with affiliate offices. In addition, the Company employs 78 support personnel in the areas of operations, compliance, accounting, and administration. FMFC believes its relationship with its employees is satisfactory.

        Fidelity Bond

         As required by the NASDR and certain other authorities, FMSC carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation ("SIPC") for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances, with an additional $50,000,000 of protection provided by a private insurance company for the benefit of each customer. SIPC is funded through assessments on registered broker-dealers. SIPC charges a flat annual fee of $150.

Item 2.   Properties

Offices and Facilities

         In March 1997, the Company entered into a new seven year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable area at its executive offices which are located at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. The rent for the premises is $35,850 per month, and in addition to the base rent, the Company pays as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 1999 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. In March 1998, the Company signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. The First Amendment to the Lease covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The Master Lease and First Amendment also contain a six-year option to renew providing for a base rental payment of approximately $65,000 per month.

     In  June  1996,  Montauk  Insurance   Services,   the  Company's  insurance
subsidiary, leased 3,150 square feet in Paramus, New Jersey to house its administrative offices. In September 1997 the insurance division relocated to the Company's corporate offices in Red Bank, New Jersey, and the Paramus office became the home of Century Discount Investments, the Company's discount division. The three year lease provides for monthly base rent of $5,053 for the first year, $5,315 for the second year, and $5,578 for the third year. MISI extended the term of this lease for an additional one year term.

Item 3.   Legal Proceedings

         Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

         FMSC is a respondent in various customer arbitrations and law suits relating to its securities business. These claims are in various stages of progress and are being vigorously contested. Management is unable to derive a meaningful estimate of the amount or range of possible loss relating to pending litigation, including litigation costs.

     In December 1999, the Company agreed to accept a $500,000 cash payment from another broker-dealer in settlement of an arbitration brought by FMSC arising from the activities of certain former affiliated FMSC brokers.

     As required by SEC Order, and in an effort to reduce future legal claims and liabilities, the Company retained an independent consultant to conduct a review of, and to report and make recommendations as to FMSC's supervisory and compliance policies and procedures, particularly as they relate to the firm's affiliate program and the supervision of the firm's branch offices by the main office. FMSC developed and implemented substantial changes to its supervisory and compliance policies and procedures, including the development of a hierarchical regional supervisory structure. As part of this restructuring, FMSC appointed six regional supervisors and designated other branch office managers and compliance personnel to act as divisional supervisors. In addition, FMSC revised its recruiting procedures, developed supervisory compliance materials and held several regional/divisional supervisory training programs.

Item 4.   Submission of Matters on a Vote of Security Holders

          Not Applicable.

                                   PART II

Item 5.  Market of and Dividends on the Company's
         Common Equity and Related Stockholder Matters

A.      Principal Market

         The Company's Common Stock is traded in the over-the-counter market. Trading in the Company's Common Stock is reported on the NASDR Bulletin Board system and by the National Daily Quotation Service published by the National Quotation Bureau, Inc. The Company believes that there is an established public trading market for the Company's Common Stock based on the volume of trading in the Company's Common Stock and the existence of market makers who regularly publish quotations for the Company's Common Stock. The Company's Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998.

B.      Market Information

         The Company's Common Stock commenced trading in the over-the-counter market in 1987. On March 30, 2000, the Company's common stock had a high and low bid price of $2.03125 and $1.875, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 1999                High $         Low $

     1st Quarter                3.75           1.4375
     2nd Quarter                3.00           1.5938
     3rd Quarter                2.7188         1.5313
     4th Quarter                1.9375         1.1250

Fiscal Year 1998                High $         Low $

     1st Quarter                2.875          2.00
     2nd Quarter                3.28           2.41
     3rd Quarter                2.53           1.01
     4th Quarter                1.875          1.125

Item 6.  Selected Financial Data

                                            Year ended December 31,

                                1999           1998              1997            1996             1995

Operating results:

Revenues:
Commissions                 $40,516,625     $30,741,404     $ 27,018,244     $ 25,749,690     $ 17,113,296
Principal transactions       14,000,680       8,795,599        7,257,576        7,660,700        9,763,940
Investment banking              439,065         767,312        1,433,100          634,329          388,249
Insurance recovery                 --              --            650,000             --               --
Interest and other income     2,628,246       1,572,063        1,383,713        1,044,969        1,076,718
                              ---------       ---------        ---------        ---------       ----------
Total revenues               57,584,616      41,876,378       37,742,633       35,089,688       28,342,203
                             ----------      ----------       ----------       ----------       ----------
Expenses:
Commissions, employee
 compensation and
 benefits                    42,137,968      31,766,060       26,785,205       25,428,184       19,542,578

Clearing and floor
 brokerage                    4,109,961       3,674,859        3,021,709        3,139,142        3,112,474
Communications and
 occupancy                    2,697,433       2,557,313        1,860,350        1,662,936        1,260,209

Legal matters and
 related costs                1,395,008       2,377,336        1,452,001        2,731,997        1,542,328

Write-down of Note
 Receivable - Global
 Financial Corp.                100,000       1,775,000            --                --              --
Loss on Global lease
 settlements                    600,416           3,524            --                --               --

Other operating expenses      3,545,308       2,958,450        2,093,670        2,006,615        1,439,926

Interest                        166,104         131,215           84,695          105,772          192,752
                             ----------      ----------       ----------        ---------       ----------
Total expenses               54,752,198      45,243,757       35,297,630       35,074,646       27,090,267
                             ----------      ----------       ----------       ----------       ----------
Income (loss) before
 income taxes                 2,832,418      (3,367,379)       2,445,003           15,042        1,251,936

Provision for income taxes
 (income tax benefit)           549,140        (604,532)         968,178          (17,747)         483,848
                              ---------       ---------       ----------       ----------       ----------
Net income (loss)           $ 2,283,278     $(2,762,847)     $ 1,476,825      $    32,789      $   768,088
                             ==========      ==========       ==========       ==========       ==========
Net income (loss)
 available to
 common stockholders        $ 2,215,528     $(2,762,847)     $ 1,476,825      $    32,789      $   768,088
                             ==========      ===========      ==========       ==========       ==========
Per share of Common Stock:
    Basic                   $       .22     $      (.28)     $       .17      $       .01      $       .10
    Diluted                 $       .21     $      (.28)     $       .14      $       .01      $       .09
Weighted average
common shares outstanding -
    Basic                     9,878,129       9,725,116        8,788,734        7,767,224        8,044,622
                              =========       =========        =========        =========        =========
Weighted average common and
 common equivalent shares
 outstanding -
    Diluted                  11,262,708       9,725,116       10,351,032        8,623,538        8,380,906
                             ==========       =========       ==========        =========        =========
Financial condition:
Total assets                $17,059,184     $11,543,734      $11,971,934       $8,742,039      $10,486,967
Total liabilities           $ 7,429,046     $ 5,320,107      $ 4,732,467       $4,625,260      $ 6,886,021
Common Stock issued
 with guaranteed
  selling price             $    36,500     $    36,500      $   346,500       $  421,500      $      -
Stockholders' equity        $ 9,593,638     $ 6,187,127      $ 6,892,967       $3,695,279      $ 3,600,946

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations - Three Years Ended December 31, 1999

         Fiscal 1999 was the Company's eleventh consecutive year of record revenues, posting a 38% increase over 1998 record levels. Total revenues exceeded $57,585,000, a milestone for the Company. The Company benefited along with the rest of the brokerage industry as fiscal 1999 continued the extremely favorable market trends, particularly rising transaction volume, liquidity, and investor demand for technology related stocks. Every revenue category realized higher revenues when compared with the prior two years, except for investment banking.

                                           Year Ended December 31,
                            1999                 1998                 1997
                            (000's) % Change      (000's)    % Change  (000's)

Revenues:
Commissions                 $ 40,517   32      $ 30,741         14    $ 27,018
Principal transactions        14,001   59         8,796         21       7,258
Investment banking               439 ( 43)          767        (46)      1,433
Insurance recovery               --    --           --        (100)        650
Legal settlement recovery        500   --           --          --          --
Interest and other income      2,128   35         1,572         14       1,384
                               -----   --         -----         --       -----

                            $ 57,585   38      $ 41,876         11    $ 37,743
                              ======   ==        ======         ==      ======


         The rise in revenues in fiscal years 1999 and 1998 resulted from increased commissions from general securities transactions (stocks, bonds and options). The increase is primarily attributable to the addition of new affiliated representatives, as well as an increase in the production from existing affiliated representatives on a year-to-year comparative basis.

          The largest increase as a percentage of revenues over 1998 resulted from increased principal transactions and trading profits in equity securities. Revenues from these areas increased 59% in 1999 when compared with 1998. Several of the firm's proprietary equity traders achieved significantly improved profitability in 1999.

         Investment banking revenues declined in 1999 as compared to the last two years, particularly 1997, when FMSC earned fees from the underwriting of an initial public offering for Pacific Health Laboratories, Inc. Underwriting activity resumed in 2000 with the completion of the initial public offering for Jeremy's MicroBatch Ice Cream, Inc. (See Business-"Recent Developments").

                            Year Ended December 31,
                           1999                  1998                 1997
                          (000's)   % Change    (000's)   % Change    (000's)


Expenses:
Commissions, employee
 compensation and
 benefits                $ 42,138      33      $  31,766     19       $26,785
Clearing and floor
 brokerage                  4,110      12          3,675     22         3,022
Communications and
 occupancy                  2,697       5          2,557     37         1,860

Legal matters and
 related costs              1,395     (41)         2,377     64         1,452
Write-down of Note
 receivable - Global

 Financial Corp.              100     (94)         1,775     --         --
Loss on lease
 settlements                  600      50            100     --         --
Other operating expenses    3,546      24          2,862     41         2,094
Interest                      166      27            131     54            85
                           ------      --         ------     --        ------

Total expenses           $ 54,752      21       $ 45,243     28     $  35,298
                           ======      ==        =======     ==      ========

        During 1999, the Company paid commissions, employee compensation and employee benefits of $42,138,000 (73% of total revenues) as compared to $31,766,000 (76% of total revenues) in 1998. This category includes salaries, commission expense, and benefits for salaried employees. Commissions paid to registered representatives for fiscal 1999 totaled $35,698,000 (62% of total revenues) compared to $26,622,000 (64% of total revenues) in 1998, and accounted for more than $9,000,000, or 34% of the total increase in this expense category over fiscal 1998. The dollar increase is primarily due to the increase in commission revenues. The decrease in the percentage of total revenues, from 64% to 62%, reflects the higher trading profits, which are typically paid out at a lower rate than sales commissions.

         For 1999, the Company paid salaries and benefits of $6,440,000 for management, operations and clerical personnel, as compared to $5,144,000 in 1998 and $4,428,000 in 1997. During the second half of 1999, the Company hired additional management and support staff for various departments including sales, compliance and operations.

         Clearing costs increased by $435,000 from 1998 to 1999 and by $653,000 from 1997 to 1998. The dollar increase in 1999 reflects the increased volume in securities transactions, which carry clearance and floor brokerage charges. Clearing costs as a percentage of revenues have decreased over the period from 1997 to 1999, due in part to volume discounts negotiated with the Company's clearing firm.

         Communications and occupancy costs rose by $140,000 in 1999, an increase of 5% from 1998. The largest increase in this category is in the area of technology support and software enhancements. In addition, the Company contracted with a data management consultant to upgrade the existing database and provide management with better information retrieval systems and reporting capabilities.

         Rent expense for 1999 remained relatively constant, as the first full annual effect of the headquarters lease was realized in 1999, with no additional leasehold obligations incurred during the year. A new seven-year master lease agreement that became effective February 1998 expanded the Company's facilities to 32,442 gross rentable square feet at a monthly rental of $52,000 through January 2005. The lease also contains a six-year renewal option providing for a base rental payment of approximately $65,000 per month.

         Legal matters and related costs include payments to defend and settle customer claims, provisions for pending litigation and general corporate matters. These costs totaled $1,395,000 in 1999, down 41% from 1998 and 4% from 1997. Settlement of pending matters and a reduction in new legal matters contributed to the decline, as did enhancements to the Company's compliance and supervisory systems.

         In December 1999, the Company agreed to accept a $500,000 cash payment in settlement of an arbitration with another broker-dealer against which it had filed a claim arising out of the trading activities of a former affiliate of the Company. The settlement was received in February 2000.

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

         During 1997 and 1998, the Company, through its wholly-owned subsidiary Montauk Advisors Inc., ("MAI"), made various loans to Global Financial Corp. ("Global"). These loans have a balance as of December 31, 1999 of $2,207,891 before reserves. Global is a lease servicing company that sold leases through MAI. These loans were made for the purpose of assisting Global in meeting cash flow deficiencies arising from the nonpayment of scheduled monthly installments on certain delinquent, canceled and non-performing leases. The loans, some of which bear interest at 8% per annum and were due at various times during 1998, are currently in default. The notes are guaranteed by Global, FemCom Systems, Inc., ("FCS"), Biblio, Inc. ("Biblio") and the shareholder of FCS and Biblio. The notes are partially collateralized by mortgage liens on real estate owned by the principal shareholder of FCS and Biblio, a pledge of the shares of Global and FCS, and various liens on the assets of FCS.

         During 1998, the Company undertook a full review of the Global loans to evaluate their collectability, and determined that, based on various events and circumstances, including the default status of the loans, the insolvency of Global and FCS, and steadily declining collections on the lease portfolio serviced by Global, the loans to Global have been impaired. Accordingly, the Company recorded an impairment loss of $1,775,000 in its financial statements for 1998, and increased the reserve by $100,000 in 1999 after further review. The loan reserve reflects management's best estimate of the extent of the loan impairment based on available current information, including the amount and value of the collateral. Eventual outcomes could differ from the estimated amount.

         Other  operating   expenses   increased  from  $2,862,000  in  1998  to
$3,546,000 in 1999. The increase is due primarily to higher bad debts, depreciation expense increased sales and marketing initiatives.

         The Company's effective tax rate in 1999 was 19% as compared to (18)% in 1998 and 40% in 1997. The rate in 1999 was lower than expected because income tax expense was offset by the reversal of a valuation allowance established against deferred tax assets (principally reserves and net operating losses) in 1998. The rate in 1998 was lower than expected because the existence of uncertainties regarding the resolution of various pending claims and the previously discussed Global matter led management to record a valuation allowance of $731,000 to offset deferred tax benefits. In 1999, based on an assessment of all available evidence, including improved operating results, management concluded that it was more likely than not that deferred tax assets as of December 31, 1999 would be realized. Accordingly, the balance of the valuation allowance at December 31, 1999 ($542,000) was reversed.

Liquidity and Capital Resources

         The Company maintains a highly liquid balance sheet with more than 64% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market making and other securities dealer activities require the Company to carry significant levels of securities inventories in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Net cash from operating activities during the current year provided cash of $923,000. Cash was generated primarily from net income of $2,283,000, the increase in commissions owed to brokers of $1,179,000 and non-cash adjustments of $1,224,000. Non-cash adjustments consisted of depreciation charges, amortization of stock option compensation, non-cash losses and loan reserves. These increases were partially offset by an increase in the amount owed from the clearing firm of $3,586,000.

         In 1998 and 1997, the Company realized tax benefits of $116,000 and $723,000, respectively, relating to the exercise of stock options during the fiscal year. (See Notes to the consolidated financial statements). These tax benefits are available to reduce actual corporate tax liabilities. Under applicable accounting rules, such benefits are reported as an increase in stockholders' equity rather than as an item of income.

         Investing activities required cash of $180,000 during 1999. Additions to fixed assets consumed $658,000, primarily for the purchase of computers, office furniture and equipment. Issuance of notes receivable to brokers and affiliates required $207,000 while the collection of Global leases receivable provided cash of $619,000. The Global leases were assigned to the Company in various settlement transactions with Global customers during 1999.

         MAI made loans to Global, net of repayments, of $1,497,000 in 1998, and additional net loans to Global of $111,000 in 1999. During 1999, the Company discontinued its financial support of Global through loan advances, and formulated a final resolution of the Global lease issue in order to minimize further economic losses. In 1999, the Company completed a private offering of Series A Convertible Preferred Stock with the majority of the Global lease investors. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each share of the Preferred Stock is convertible into two shares of the Company's Common Stock and pays a quarterly dividend of $.75 per Preferred Share.

         The Company also exchanged $235,282 in cash payments, 25,000 Common Stock purchase warrants valued at $27,382, and convertible note principal of $690,526 for the assignment of Global leases. (See Notes to the consolidated financial statements).

         Financing activities used cash of $670,000 in 1999. A total of $223,000 was used to repurchase 180,500 shares of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made notes and capital lease repayments of $340,000 and dividend payments to preferred stockholders of $68,000. A total of $205,000 was received from the exercise of 234,450 stock options by various individuals during the year.

    At December 31, 1999, the Company's broker-dealer subsidiary had net capital of $3,992,000, which was $3,577,000 in excess of its required net capital of $415,000, and the ratio of aggregate indebtedness to net capital was
1.74 to 1.

         The Company has various bank notes totaling $149,000. These notes bear interest at the prime rate (8.5% at December 31, 1999), and are collateralized by equipment owned by the Company. The loans are payable in monthly installments of $8,000.

     The Company has both convertible and subordinated debt. In 1998, the Company issued convertible promissory notes in the aggregate amount of $570,000 to a private investor and his affiliated entities in connection with a Global lease settlement. Interest is payable semiannually at 10% per annum. Principal is due in October 2003. One note for $300,000 will be paid from the proceeds of a sinking fund into which the Company is required to contribute 20% of the note's original outstanding principal ($60,000) on or before each annual note anniversary date. The sinking fund balance at December 31, 1999 was $60,000, which is included in Other Assets in the accompanying Statement of Financial Condition. The notes are callable at the Company's option upon thirty days' written notice at a redemption price of 105% of outstanding principal plus accrued interest. The noteholder has the right to convert the notes into up to 380,000 shares of the Company's common stock based on a conversion price of $1.50 per share.

     In 1999, the Company issued additional convertible notes in the original aggregate amount of $690,526 to several private investors in connection with a Global lease settlement. The notes are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company has recorded a loan discount on the notes of $64,609, which is being amortized over the note terms using the interest method. The notes are convertible into 345,263 common shares of the Company's common stock based on a conversion price of $2.00. Once the underlying shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     As of December 31, 1999, the Company had an aggregate of $150,000 of subordinated notes outstanding. The notes are payable in annual installments of $50,000 plus interest at 8% per annum. The notes are subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASDR.

Year 2000 Issue

         In 1999 the Company completed its Year 2000 ("Y2K") compliance efforts. The Y2K issue was the result of computer programming designs which could have caused computer programs to malfunction after the turn of the millennium by misidentifying the year "2000" as "1900".

         Through the date of this report there have been no material failures or disruptions of systems or services at the Company, (or at the Company's clearing firm upon which the Company is substantially reliant to process its securities transactions), attributable to the Y2K issue.

Impact of Inflation

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

Effects of Recently Issued Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires the recognition of derivatives on the statement of financial condition at fair value. SFAS No. 133 must be adopted effective January 1, 2001. The
Company does not currently engage in significant derivative or hedging activities; accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Market Risk

         During fiscal 1997 the Securities and Exchange Commission issued market risk disclosure requirements to enhance disclosures of accounting policies for derivatives and other financial instruments and to provide quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments. The Company manages risk exposure involving various levels of management. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Current and proposed underwriting, corporate development and other commitments are subject to due diligence reviews by senior management, as well as professionals in the appropriate business and support units involved.

         The Company maintains inventories as detailed in Note 3 to the Consolidated Financial Statements. The fair value of these securities at December 31, 1999, was $3,476,000 in long positions and $180,000 in short positions. The Company performed an analysis of the Company's financial instruments and assessed the related risk and materiality in accordance with the rules. Based on this analysis, in the opinion of management, the market risk associated with the Company's financial instruments at December 31, 1999 is not expected to have a material adverse impact on the consolidated financial position or results of operation of the Company.


Item 8.    Financial Statements

                  See Financial Statements attached hereto.

Item 9.    Disagreements on Accounting and Financial Disclosure

         Not Applicable.

                                   PART III

Item 10.   Directors and Executive Officers

         The  Directors   and   Executive   Officers  of  the  Company  and  its
subsidiaries are as follows:

         Name                 Age   Position

Herbert Kurinsky              68    Director,  President and Chief  Executive
                                    Officer of FMFC and of FMSC and Registered
                                    Options Principal of FMSC

William J. Kurinsky           39    Director, Vice   President,   Chief
                                    Operating and Chief Financial  Officer
                                    and Secretary of FMFC and of FMSC and Financial/Operations Principal of FMSC

Robert I. Rabinowitz, Esq.    42    General Counsel,  FMFC,  Chief
                                    Administrative Officer, Vice President and General Securities Principal of FMSC

Norma Doxey                   60    Director, Vice President of Operations, FMSC

Ward R. Jones, Jr.            69    Director

David I. Portman              59    Director


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

     Robert I. Rabinowitz, Esq. is General Counsel of the Company since 1987. He concurrently served as General Counsel of First Montauk Securities from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of FMSC as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the National Association of Securities Dealers, Department of Arbitration. Mr. Rabinowitz's wife is a niece of Mr. Herbert Kurinsky and a sister of Mr. William Kurinsky.

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

Significant Employees

     Mark D. Lowe, 41, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991. Mr. Lowe attended Ocean County College in Toms River, NJ. Mr. Lowe is the Treasurer of the Estate and Financial Planning Council of Central New Jersey.

    Seth Rosen, 47, has been President of Century Discount Investments since September 1998. From December 1997 to June 1998, Mr. Rosen served as an executive consultant with Cowen & Co. From 1994 to 1997, Mr. Rosen served as a Managing Director of National Discount Brokers, a division of Sherwood Securities.

Certain Reports

     No person who, during the fiscal year ended December 31, 1999, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                   Long Term
                                                                  Compensation

                                                                          Securities
                                                                                  Underlying
Name & Principal                                                 Other Annual     Options/ SARs
Position                      Year       Salary     Bonus        Compensation     Granted(1)
---------                     ----       ------     -----        ------------     ----------

Herbert Kurinsky              1999      $232,925    $100,000     $   925(2)          0
 Chairman, Chief              1998      $175,000    $0           $10,096(2)       100,000
 Executive Officer (3)        1997      $168,269    $0           $ 2,724(2)        50,000

William J. Kurinsky           1999      $232,925    $100,000     $ 1,925(4)          0
Vice President,               1998      $175,000    $0           $10,221(4)       100,000
 Chief Operating and          1997      $158,173    $0           $ 1,534(4)        75,000
 Financial Officer
 and Secretary (5)

Robert I. Rabinowitz          1999      $125,000    $ 25,000     $ 1,200(6)          0
General Counsel, FMFC,        1998      $125,000    $ 15,000     $   295(6)       100,000
 Chief Administrative         1997      $111,154    $ 10,000     $ 5,676(6)        75,000
 Officer, FMSC (7)

----------------------------

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

2) Includes (i) for 1999, automobile allowance of $925; (ii) for 1998, vacation pay of $10,096; (iii) for 1997, commissions of $2,724.

3) Mr. Herbert Kurinsky is the beneficial owner of 11,518 shares of the Company's Common Stock as of December 31, 1999, which shares had a market value of $14,628 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

4) Includes: (i) for 1999, automobile allowance of $1,925; (ii) for 1998, commissions of $125 and vacation pay of $10,096; (iii) for 1997, commissions of $1,534.

5) Mr. William Kurinsky is the beneficial owner of 1,085,823 shares of the Company's Common Stock as of December 31, 1999, which shares had a market value of $1,378,995 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

6) Includes (i) automobile allowance of $1,200 for 1999; (ii) commissions of $295 in 1998; (iii) commissions of $5,676 in 1997.

7) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 1999, which shares had a market value of $37,465 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 1999, the Board of Directors met on three occasions and all directors were present.

Committees of the Board of Directors

              The Board of Directors has established an Audit Committee comprised of Ward R. Jones and David Portman. The Audit Committee met on one occasion during fiscal year 1999. The Audit Committee reviews (i) the Company's audit functions, (ii) the finances, financial condition, and interim financial statements of the Company with management, and (iii), the year end financial statements of the Company with the Company's independent auditors. Members of the Audit Committee do not receive additional compensation for such service.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

        There were no option grants to the executive officers named below during the fiscal year ended December 31, 1999.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                                                          Value of
                      Shares                   Number of                  Unexercised
                      Acquired                 Unexercised                In-the-money
                      on          Value        Options as of              Options at
Name                  Exercise    Realized(1)  December 31,1999           December 31,1999(2)

                                               Exercisable/Unexercisable  Exercisable/Unexercisable

Herbert Kurinsky      40,000       $ 18,000          350,000/0                $139,500  /$0
William J. Kurinsky   40,000       $ 18,000          375,000/0                $104,000  /$0
Robert I. Rabinowitz  20,000       $  9,000          210,000/0                $25,013   /$0


 (1) Based   upon   the   closing  bid  price  of  the Company's Common Stock on
     December 17, 1999 ($1.20 per share), the date that each of the options was exercised, less the exercise price for the aggregate number of shares subject to the options.

 (2) Based upon the closing bid price of the Company's Common Stock on December 31, 1999 ($1.27 per share), less the exercise price for the aggregate number of shares subject to the options.

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

     During the 1999 fiscal year, the Board of Directors passed a resolution authorizing the continuation of the employment agreements with Herbert Kurinsky and William J. Kurinsky for one (1) year through the end of 1999.

Incentive Stock Option Plan

         In 1992, the Company adopted the 1992 Incentive Stock Option Plan (the "1992 Plan") which provides for the grant of options to purchase up to 6,000,000 shares of the Company's Common Stock by employees of the Company and consultants. Under the terms of the Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

         The Plan is administered by the Board of Directors which has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the Plan and to establish and amend rules and regulations relating thereto.

         Under the Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Amended Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year may not exceed $100,000.

         The Board may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Plan will expire in 2002. To date, options to purchase a total of 5,157,500 shares of the Company's Common Stock have been issued under the 1992 Plan.

Director Plan

         In September 1992, the Company adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides for issuance of a maximum of 1,000,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options are granted under the Director Plan until 2002 to non-executive directors who are not full time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares each September 1, provided such person has served as a director for the 12 months immediately prior to such September 1st.

         The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 340,000 options have been granted to the Company's Non-Executive members of the Board of Directors.

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

         Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of the Company. Awards under the Management Plan may be made until 2006. To date the Company has granted a total of 1,745,000 options under the Senior Management Plan.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         The following table sets forth, as of March 30, 2000, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                         Amount and Percentage
and 5% Shareholders (1)                     of Beneficial Ownership (1)
-----------------------                     ---------------------------
                                            Number of Shares  Percent
                                            ----------------  -------

Herbert Kurinsky                                486,518(2)      5%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                           1,945,823(3)     18%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Robert I. Rabinowitz, Esq.                      366,999(4)      4%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Ward R. Jones                                   110,000(5)      1%
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                      72,400(6)      1%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701


David I. Portman                                199,800(7)      2%
300 Ocean Avenue, Apt. 6A
Long Branch, NJ 07740

All Directors and                             3,181,540        27%
Officers as a group
(7 persons in number)

---------------------
(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 475,000 shares of Common Stock.

(3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 500,000 shares of Common Stock, and 120,000 Class A Warrants, 120,000 Class B Warrants and 120,000 Class C Warrants.

(4) Includes 270,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, 50,000 of which are owned by Mr. Rabinowitz's wife, of which he disclaims beneficial ownership, and 2,000 shares are owned by his children. Mr. Rabinowitz also owns 5,833 Class A Warrants, 5,833 Class B Warrants and 5,833 Class C Warrants.

(5) Includes 110,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options.

(6) Includes 60,000 shares of Common Stock reserved for issuance upon the exercise of 32,000 vested and presently exercisable stock options and 28,000 non-vested stock options.

(7) Includes 100,000 shares of Common Stock reserved for issuance upon the exercise of vested and presently exercisable stock options, 16,600 Class A Warrants, 16,600 Class B Warrants and 16,600 Class C Warrants.

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

                                               FIRST MONTAUK FINANCIAL CORP.


                                               By  /s/ Herbert Kurinsky

                                               ----------------------------
                                               Herbert Kurinsky, President

Dated:   March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Herbert Kurinsky                                          March 30, 2000
------------------------------------
Herbert Kurinsky
President, Chief Executive
Officer and Director

/s/ William J. Kurinsky                                       March 30, 2000
------------------------------------
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director

/s/ Norma Doxey                                               March 30, 2000
------------------------------------
Norma Doxey, Director

/s/ Ward R. Jones, Jr.                                        March 30, 2000
------------------------------------
Ward R. Jones, Jr., Director

/s/ David I. Portman                                          March 30, 2000
------------------------------------
David I. Portman, Director

                                 EXHIBITS INDEX

         The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770, and pursuant to 17 C.F.R. Sections
201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the description of such exhibits. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1997, (++) denotes exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1998, and (+++) denotes exhibits filed with herewith.

Exhibit No.                                 Description

   3.1* Amended and Restated Certificate of Incorporation adopted at 1989 Special Meeting in lieu of Annual Meeting of Shareholders.

   3.2*           Amended and Restated By-Laws.

  10.8* Clearing Agreement between the Registrant and Wertheim Schroder & Co., Incorporated dated January 21, 1991.

  10.17*******    Office  Lease Agreement between First Montauk  Securities
                  Corp. and River Office Equities dated March 5, 1997.

  10.17.1++       First  Amendment  to Office Lease  Agreement  dated March 5,
                  1997 between  First  Montauk  Securities Corp. and River
                  Office Equities dated March 3, 1998 (previously filed under
                  28.8 in Form 10-K for the fiscal year ended December 31,
                  1998).

  10.18++         Employment Agreement between First Montauk Securities Corp.
                  and Mark Lowe dated October 15, 1998.

  10.19++         Employment Agreement between First Montauk Securities Corp.
                  and Seth Rosen dated January 25, 1999.

  11+++           Computation of Earnings Per Share.

  27+++           Financial Data Schedule.

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

  28.4******      Non-Executive Director Stock Option Plan - Amended and
                  Restated June 28, 1996

  28.5******      1996 Senior Management Incentive Stock Option Plan.

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Montauk Financial Corp.

         We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          Schneider Ehrlich & Associates LLP

Jericho, New York
March 3, 2000

                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                          December 31,
                                                                                    1999               1998

ASSETS

Cash                                                                          $   686,980         $   613,513
Due from clearing firm                                                          6,462,346           2,876,202
Commissions receivable                                                            345,996             250,803
Trading and investment account securities                                       3,475,891           2,733,260
Employee and broker receivables                                                   452,285             598,212
Global leases receivable                                                          824,313             170,101
Notes receivable                                                                  482,531             477,729
Due from officers                                                                 132,754             131,501
Property and equipment - net                                                    2,193,506           2,074,470
Other assets                                                                    1,338,326             917,188
Deferred tax assets - net                                                         664,256             700,755
                                                                                  -------             -------

     Total assets                                                             $17,059,184         $11,543,734
                                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Securities sold, but not yet purchased, at market                             $   180,280         $   327,047
Notes payable                                                                   1,477,428           1,014,844
Commissions payable                                                             2,710,736           1,531,644
Accounts payable                                                                  525,809             802,497
Accrued expenses                                                                1,072,552             905,154
Income taxes payable                                                              510,226                  --
Other liabilities                                                                 952,015             738,921
                                                                                  -------             -------

     Total liabilities                                                          7,429,046           5,320,107
                                                                                ---------           ---------

Common stock issued with  guaranteed  selling  price - no par value,
  18,000 and 18,000 shares issued and outstanding, respectively                    36,500              36,500

Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY
Preferred Stock, 4,375,000 shares authorized, $.10 par
     value, no shares issued and outstanding                                           --                  --
Series A Convertible Preferred Stock, 625,000 shares authorized, $.10 par value,
     349,511 and -0- shares issued and outstanding, respectively; liquidation
     preference:  $1,747,555                                                       34,951                  --
Common Stock, no par value, 30,000,000 shares
     authorized, 10,035,943 and 9,801,493 shares issued
     and outstanding, respectively                                              5,185,818           4,980,977
Additional paid-in capital                                                      4,080,730           2,979,831
Retained earnings (Accumulated deficit)                                         1,023,057          (1,192,471)
Less:  Deferred compensation                                                     (508,294)           (581,210)
Less:  Treasury stock, at cost (180,500 shares)                                  (222,624)                 --
                                                                                ---------           ---------
        Total stockholders' equity                                              9,593,638           6,187,127
                                                                                ---------           ---------
     Total liabilities and stockholders' equity                               $17,059,184         $11,543,734
                                                                               ==========          ==========




                                 See notes to consolidated financial statements.


25
                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                            Years ended December 31,
                                                                     1999             1998             1997
Revenues:

Commissions                                                      $40,516,625      $30,741,404      $27,018,244
Principal transactions                                            14,000,680        8,795,599        7,257,576
Investment banking                                                   439,065          767,312        1,433,100
Insurance recovery                                                        --               --          650,000
Interest and other income                                          2,628,246        1,572,063        1,383,713
                                                                   ---------        ---------        ---------

                                                                  57,584,616       41,876,378       37,742,633
                                                                  ----------       ----------       ----------

Expenses:

Commissions, employee compensation
     and benefits                                                 42,137,968       31,766,060       26,785,205
Clearing and floor brokerage                                       4,109,961        3,674,859        3,021,709
Communications and occupancy                                       2,697,433        2,557,313        1,860,350
Legal matters and related costs                                    1,395,008        2,377,336        1,452,001
Write-down of Notes Receivable - Global
 Financial Corp.                                                     100,000        1,775,000               --
Loss on Global lease settlements                                     600,416           99,899               --
Other operating expenses                                           3,545,308        2,862,075        2,093,670
Interest                                                             166,104          131,215           84,695
                                                                     -------          -------           ------
                                                                  54,752,198       45,243,757       35,297,630
                                                                  ----------       ----------       ----------

Income (loss) before income taxes                                  2,832,418       (3,367,379)       2,445,003

Provision for income taxes (income tax benefit)                      549,140         (604,532)         968,178
                                                                     -------         --------          -------

Net income (loss)                                                $ 2,283,278      $(2,762,847)     $ 1,476,825
                                                                   =========        =========        =========
Net income (loss) available to common stockholders               $ 2,215,528      $(2,762,847)     $ 1,476,825
                                                                   =========        =========        =========
Per share of Common Stock:

     Basic                                                       $       .22      $     (0.28)     $       .17
                                                                   =========       ==========       ==========

     Diluted                                                     $       .21      $     (0.28)     $       .14
                                                                   =========       ==========       ==========

Weighted average common shares
     outstanding - basic                                           9,878,129        9,725,116        8,788,734
                                                                   =========        =========        =========

Weighted average common and common
     equivalent shares outstanding - diluted                      11,262,708        9,725,116       10,351,032
                                                                  ==========        =========       ==========


                          See notes to consolidated financial statements.




                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM JANUARY 1, 1997 TO DECEMBER 31, 1999




                                                        Series A                   Retained
                                                       Convertible   Additional    Earnings   Deferred     Treasury
                                 Common Stock        Preferred Stock Paid-in     (Accumulated Compensa-     Stock    Stockholders'
                              Shares     Amount  Shares  Amount      Capital       Deficit)   tion      Shares Amount    Equity

Balances at January 1, 1997 8,222,481 $3,588,273  --       --      $    243,961 $    93,551  --        (196,802)$(230,506)$3,695,279

Exercise of stock options     973,025    662,754  --       --         --          --         --        --        --         662,754
Exercise of common stock
 purchase warrants            150,000    187,500  --       --         --          --         --        --        --         187,500
Deferred compensation       --         --         --       --           206,871   --        (206,871)  --        --        --
Amortization of deferred
    compensation            --         --         --       --         --          --          21,852   --        --          21,852
Cancellation of shares held
    in treasury              (196,802)  (230,506) --       --         --          --         --         196,802   230,506   --
Sale of restricted stock       12,240     23,027  --       --         --          --         --        --        --          23,027
Transfer from temporary
 equity                        37,500    103,125  --       --         --          --         --        --        --         103,125
Tax benefit related to
 exercise of stock options  --         --         --       --           722,605   --         --        --        --         722,605
Net income for the year     --         --         --       --         --          1,476,825  --        --        --       1,476,825
                            ---------  ---------  -------- ---------- ---------   ---------  --------- --------- --------  -------
Balances at
 December 31, 1997          9,198,444  4,334,173  --       --         1,173,437   1,570,376  (185,019) --        --       6,892,967

Proceeds from rights
 offering                   --         --         --       --         1,382,751   --         --        --        --       1,382,751
Registration costs          --         --         --       --          (236,317)  --         --        --        --        (236,317)
Exercise of stock options     432,050    342,419  --       --         --          --         --        --        --         342,419
Exercise of common stock
 purchase warrants                999      4,995  --       --         --          --         --        --        --           4,995
Deferred compensation       --         --         --       --           544,179   --         (544,179) --        --         --
Amortization of deferred
  compensation              --         --         --       --         --          --          147,988  --        --         147,988
Transfer from temporary
 equity                       170,000    299,390  --       --         --          --          --       --        --         299,390
Tax benefit related to
 exercise of stock options  --         --         --       --           115,781   --          --       --        --         115,781
Net loss for the year       --         --         --       --         --         (2,762,847)  --       --        --      (2,762,847)
                            ---------  ---------  -------- ---------- ---------   ---------  --------- -------- --------- ---------
Balances at
 December 31, 1998          9,801,493  4,980,977  --       --         2,979,831  (1,192,471) (581,210) --        --       6,187,127
Exercise of stock options     234,450    204,841  --       --         --          --         --        --        --         204,841
Deferred compensation       --         --         --       --           122,925   --         (122,925) --        --         --
Amortization of deferred
  compensation              --         --         --       --         --          --          195,841  --        --         195,841
Repurchase of common stock  --         --         --       --         --          --         --        (180,500) (222,624) (222,624)
Issuance of common stock
  purchase warrants         --         --         --       --            27,382   --         --        --        --          27,382
Issuance of preferred stock --         --         349,511     34,951    950,592   --         --        --        --         985,543
Payment of dividends        --         --         --       --         --            (67,750) --        --        --         (67,750)
Net income for the year     --         --         --       --         --          2,283,278  --        --        --       2,283,278
                           ----------  ---------  -------  ---------  ---------   ---------  -------   -------  --------- ---------
Balances at
 December 31, 1999         10,035,943 $5,185,818  349,511 $   34,951 $4,080,730 $ 1,023,057 $(508,294) (180,500)$(222,624)$9,593,638
                           ==========  =========  =======  =========  =========   =========   =======   =======   =======  =========


                                                See notes to consolidated financial statements.


                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years ended December 31,
                                                                     1999              1998            1997

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:

     Net income (loss)                                           $ 2,283,278      $(2,762,847)      $1,476,825
                                                                  ----------       ----------        ---------
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Common stock issued with guaranteed
      selling price                                                       --           30,000           28,125
     Tax benefit related to exercise of stock options                     --          115,781          722,605
     Depreciation and amortization                                   539,306          357,831          348,508
     Amortization of deferred compensation                           195,841          147,988           21,852
     Loan reserves                                                   100,000        1,775,000           69,000
     Payment of common stock guarantees                                   --          (40,610)              --
     Loss on Global lease settlements                                388,655               --               --
     Other                                                                --           25,524               --
     Increase (decrease) in cash attributable to
      changes in assets and liabilities:
     Due from clearing firm                                       (3,586,144)        (168,420)        (842,357)
     Trading and investment account securities                      (742,631)         924,244       (1,528,069)
     Commissions receivable                                          (95,193)          (4,553)         (89,837)
     Due from officers                                                (1,253)          15,190           25,287
     Employee and broker receivables                                 145,927          328,983         (185,592)
     Other assets                                                   (152,692)          22,224         (532,728)
     Deferred income taxes                                            36,499         (664,787)         516,200
     Securities sold but not yet purchased                          (146,767)        (482,476)         681,896
     Commissions payable                                           1,179,092          (92,672)          72,098
     Income taxes payable                                            510,226               --               --
     Accounts payable                                               (276,689)         301,229           12,570
     Accrued expenses                                                167,398           70,564         (749,307)
     Other liabilities                                               378,631           67,715          213,486
                                                                     -------           ------          -------
         Total adjustments                                        (1,359,794)       2,728,755       (1,216,263)
                                                                  ----------        ---------       ----------
         Net cash provided by (used in)
          operating activities                                       923,484          (34,092)         260,562
                                                                     -------          -------          -------
Cash flows from investing activities:

     Issuance of notes receivable                                   (207,000)      (2,091,704)        (788,414)
     Collection of notes receivable                                  102,197          777,029           11,360
     Payment for Global leases receivable                            (12,532)              --               --
     Collection of Global leases receivable                          619,497               --               --
     Additions to property and equipment                            (658,342)        (986,315)        (534,005)
     Other assets                                                    (23,867)         109,344           15,087
                                                                     -------          -------           ------
         Net cash used in investing activities                      (180,047)      (2,191,646)      (1,295,972)
                                                                     -------        ---------        ---------

Cash flows from financing activities:

     Proceeds from notes payable                                          --          300,000               --
     Payments of notes payable                                      (227,943)        (145,925)        (117,536)
     Proceeds from capital lease financing                                --          304,068               --
     Issuance of common stock                                             --               --           23,027
     Repurchase of common stock                                     (222,624)              --               --
     Payments of capital lease                                      (111,915)         (18,621)              --



                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (continued)



     Payment of preferred stock dividend                             (67,750)              --               --
     Proceeds from rights offering                                        --        1,382,751               --
     Registration costs                                                   --         (120,320)              --
     Proceeds from exercise of common stock
      options and warrants                                           204,841          347,415          850,254
     Other assets                                                   (244,579)              --               --
                                                                    --------        ---------        ---------
         Net cash provided by (used in)
         financing activities                                       (669,970)       2,049,368          755,745
                                                                    --------        ---------          -------
Net increase (decrease) in cash                                       73,467         (176,370)        (279,665)
Cash at beginning of year                                            613,513          789,883        1,069,548
                                                                     -------        ---------        ---------
Cash at end of year                                               $  686,980      $   613,513       $  789,883
                                                                     =======        =========        =========

Supplemental disclosures of cash flow information:

     Cash paid (refunded) during the period for:

         Interest                                               $    166,104    $     131,215      $    84,695
         Income taxes                                           $      5,232    $    (223,871)     $  (203,480)

Debt issued in exchange for Global leases
     receivable                                                 $    266,054    $     170,101      $        --

Preferred stock issued in exchange for
     Global leases receivable                                   $    985,543    $          --      $        --

Common stock purchase warrants issued in
     exchange for Global leases receivable                      $     27,382    $          --      $        --

Equipment financed under capital lease                          $         --    $      88,132      $        --

Transfer of temporary equity to permanent capital               $         --    $     340,000      $   103,125



                               See notes to consolidated financial statements.



NOTE 1 -        NATURE OF BUSINESS

                FirstMontauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp.
                (FMSC), is primarily engaged in securities brokerage, investment banking and trading. FMSC is a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Through FMSC, the Company executes principal and agency transactions, makes markets in over-the-counter securities, and performs underwriting and investment banking services. Customers are located throughout the United States. Montauk Insurance Services, Inc. (MISI) sells a range of insurance products. Montauk Advisors, Inc. (MAI) previously sold investments in equipment leases.

                FMSC clears all customer transactions on a fully disclosed basis through an independent clearing firm. Accordingly, FMSC does not carry securities accounts for customers nor does it perform custodial functions related to those securities.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation

                The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                Reclassification

                Certain items in the 1998 and 1997 financial statements have been reclassified to conform with the current year's presentation. These reclassifications were not material to the consolidated financial statements.

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

                Net Income (Loss) per Share

                Basic EPS is computed by dividing net income or net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Other securities include stock options and warrants, convertible debt and convertible preferred stock. Outstanding warrants to purchase 9,218,338 common shares are anti-dilutive and, accordingly, not included in the 1999 diluted EPS computation.

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

                Accounting Developments

                In January 1998, the Company adopted SFAS No. 130, which establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company has no comprehensive income components to report for any period presented.

                In June 1998, the FASB issued SFAS No. 133, which requires the recognition of all derivatives on the statement of financial condition at fair value. SFAS No. 133 must be adopted effective January 1, 2001. The Company does not currently engage in significant derivative or hedging activities; accordingly, the adoption of SFAS is not expected to have a material impact on its earnings or financial position.

NOTE 3 -        TRADING AND INVESTMENT SECURITIES


                                                      December 31,
                                       1999                              1998
                                              Sold but                          Sold but
                                              not yet                           not yet
                               Owned          Purchased            Owned        Purchased

Marketable:
   Municipal obligations     $   73,310     $       --         $   62,315        $      --
   Stocks                     2,922,437         97,204          2,353,286          243,119
   Corporate obligations        346,420         80,952            270,278           50,738
   Other                          8,500          2,124                 --           33,190
Non-marketable securities       125,224             --             47,381               --
                                -------        -------          ---------          -------
                             $3,475,891       $180,280         $2,733,260         $327,047
                             ==========       ========         ==========         ========

NOTE 4 -        EMPLOYEE AND BROKER RECEIVABLES

                                                           December 31,
                                                     1999             1998

                Commission advances               $ 28,880          $ 79,317
                Loans to brokers and
                 non-executive employees           423,405           518,895
                                                   -------           -------
                                                  $452,285          $598,212
                                                  ========          ========

     Receivables are generally non-interest bearing and due on demand.


NOTE 5 -        PROPERTY AND EQUIPMENT

                                                           December 31,
                                                     1999             1998

                Computer and office equipment    $ 2,359,275      $ 2,033,729
                Furniture and fixtures               929,373          812,360
                Leasehold improvements               728,797          513,014
                                                     -------          -------
                                                   4,017,445        3,359,103
                Less:  Accumulated depreciation

                and amortization                  (1,823,939)      (1,284,633)
                                                  ----------       ----------
                                                 $ 2,193,506      $ 2,074,470
                                                 ===========      ===========

                Depreciation expense was $539,306, $357,831, and $348,508 in 1999, 1998 and 1997, respectively.

NOTE 6 -        NOTES RECEIVABLE

                                                     1999             1998

                a) Environmental Coupon

                    Marketing, Inc. (ECM)          $149,640         $149,640
                b) Global Financial Corp. (Global)  332,891          322,237
                c) Fem-Com Copy Systems, Inc. (FCS    --               5,852
                                                    -------          -------
                                                   $482,531         $477,729
                                                   ========         ========

     a) ECM is a closely-held marketer of recycling programs to retailers. The loan is currently in default and stated at estimated net realizable value.

     b) From 1997 through 1999, the Company provided working capital loans of approximately $2.3 million to Global, an independent company that packaged and sold lease investments through MAI. Global's need for financial assistance arose from the nonpayment of scheduled monthly installments on certain delinquent and non-performing leases. The resulting cash flow deficits had impaired Global's ability to pay lease investors on a timely basis. The MAI loans are evidenced by notes guaranteed by Global, FCS, Global's affiliated equipment vendor, and Biblio, Inc., an affiliate of FCS. The notes are further collateralized by mortgage liens on real estate owned by the shareholder of FCS and Biblio, a pledge of all of the outstanding shares in Global, and various recorded liens on the assets of FCS and Biblio.

     During 1998, the Company undertook a full review of the Global loans to evaluate their collectability, and determined that, based on various events and circumstances, including the insolvency of Global and FCS, and steadily declining collections on the lease portfolio serviced by Global, the loans to Global were impaired. Accordingly, the Company recorded an impairment loss of $1,775,000 in its financial statements for 1998, and increased the reserve by $100,000 in 1999 after further review. The loan reserve reflects management's best estimate of the extent of loan impairment based on available current information. Eventual outcomes could differ from estimated amounts.

     c) MAI provided FCS with working capital financing to purchase equipment for resale to FCS customers.

NOTE 7 -        DUE FROM OFFICERS

                Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand.

NOTE 8 -        NOTES PAYABLE

                                                        1999             1998

a)    Notes payable - bank                          $  148,919       $  244,844
b)    10% convertible promissory notes payable         570,000          570,000
c)    Convertible promissory notes, net of discount    608,509              --
d)    Subordinated notes payable                       150,000          200,000
                                                       -------          -------
                                                    $1,477,428       $1,014,844
                                                     =========       ==========

     a) Term loans  bearing  interest  at the prime rate (8.5% at  December  31,
1999); payable in monthly installments of $7,994, plus interest; collateralized by equipment.

     b) Notes in the aggregate amount of $570,000 issued to a private investor and his affiliated entities in connection with a Global lease settlement (see
Note 10); interest is payable semiannually at 10% per annum. Principal is due in October 2003. One note for $300,000 will be paid from the proceeds of a sinking fund into which the Company is required to contribute 20% of the note's original outstanding principal ($60,000) on or before each annual note anniversary date. The sinking fund balance at December 31, 1999 was $60,000, which is included in Other Assets in the accompanying Statement of Financial Condition. The notes are callable at the Company's option upon thirty days' written notice at a redemption price of 105% of outstanding principal plus accrued interest. The noteholder has the right to convert the notes into up to 380,000 shares of the Company's common stock based on a conversion price of $1.50 per share.

     c) Notes in the original aggregate amount of $690,526 issued to private investors in connection with a Global lease settlement (see Note 10). The notes are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company has recorded a loan discount on the notes of $64,609, which is being amortized over the note terms using the interest method. The notes are convertible into 345,263 common shares of the Company's common stock based on a conversion price of $2.00. Once the underlying shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     d) Notes payable in annual installments of $50,000 plus interest at 8% per annum. The notes are subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASDR.

     Aggregate annual maturities of notes payable are as follows:

                             2000        $  326,364
                             2001           299,836
                             2002           281,228
                             2003           570,000
                                          ---------
                                         $1,477,428

                                          =========

NOTE 9 -        ACCRUED EXPENSES

                Accrued expenses consist of the following:

                                                              December 31,
                                                        1999           1998
                Reserves for legal matters           $ 595,476         $661,531
                Other                                  477,076          243,623
                                                     ---------          -------
                                                    $1,072,552         $905,154
                                                    ==========         ========

                The Company maintains allowances to absorb losses from customer claims that are probable and can be reasonably estimated.

NOTE 10 -       GLOBAL LEASE SETTLEMENTS

                During 1998 and 1999, the Company entered into settlement agreements with various Global lease investors. In 1998, the Company issued a series of convertible promissory notes aggregating $570,000 to a lease investor in consideration of $300,000 in cash and the assignment of his Global lease investments (see Note 8). In 1999, the Company exchanged $235,282 in cash payments, 25,000 common stock purchase warrants valued at $27,382, and convertible note principal of $690,526 (see Note 8) for the assignment of Global leases. The difference between the cash, debt and warrant consideration issued by the Company, and the present value of the lease receivables assigned in the exchange was accounted for as a charge to operations of $600,416 and $99,899 in 1999 and 1998, respectively.

                Also in 1999, the Company completed a private offering of its Series A Convertible Preferred Stock (see Note 17 for rights and privileges of the preferred shares). Under terms of the offering, each Global lease investor that subscribed to the offering received one share of Preferred Stock in exchange for every $5.00 of lease investment value that the investor was entitled to receive from Global after certain adjustments. The Company issued a total of 349,511 preferred shares, which have been valued at $985,543, the present value of the lease receivables assigned in the offering.

NOTE 11 -       INCOME TAXES

                The provision for income taxes (income tax benefit) consists of the following:

                                                                                 December 31,
                                                                      1999           1998                1997

                Currently payable:
                      Federal                                    $ 301,058    $          --        $ 299,584
                      State                                        211,583           60,255          161,134
                                                                   -------           ------          -------
                                                                   512,641           60,255          460,718
                                                                   -------           ------          -------

                Deferred:
                      Federal                                       505,540      (1,008,591)         470,277
                      State                                          72,799        (387,665)          37,183
                      Valuation allowance                          (541,840)        731,469               --
                                                                   --------         -------          -------
                                                                     36,499        (664,787)         507,460
                                                                   --------         -------          -------
                                                                  $ 549,140     $  (604,532)       $ 968,178
                                                                  =========     ===========        =========

                Following  is a  reconciliation  of  the  income  tax  provision
                (benefit) with income taxes based on the federal statutory rate:

                                                                                 December 31,
                                                                    1999            1998               1997

                Expected federal tax at statutory rate            $ 963,421     $(1,144,909)        $831,301
                Non-taxable income                                       --              --          (12,080)
                Non-deductible expenses                              20,998          11,456           10,200
                State taxes, net of federal tax benefit             172,956        (200,021)         146,700
                Other                                               (66,395)         (2,527)          (7,943)
                Change in valuation allowance                      (541,840)        731,469               --
                                                                   --------         -------          -------
                                                                  $ 549,140     $  (604,532)        $968,178
                                                                  =========     ===========         ========


                The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are:

                                                             December 31,
                                                        1999            1998

                Deferred tax assets:
                      Accrued expenses              $ 500,936       $1,205,632
                      Tax loss carryforwards          189,629          160,190
                      Stock option compensation       146,272           67,936
                      Other                            33,993           78,761
                                                       ------           ------
                                                      870,830        1,512,519
                                                      -------        ---------

         Deferred tax liabilities:
                      Property and equipment           14,855           54,176
                      Other                             2,090           26,119
                                                        -----           ------
                                                       16,945           80,295
                                                       ------           ------
                                                      853,885        1,432,224
                Valuation allowance                  (189,629)        (731,469)
                                                     --------         --------
                Net deferred tax asset              $ 664,256       $  700,755
                                                    =========       ==========

                In 1999, the Company generated sufficient taxable income to recognize the benefit of tax loss carryforwards and other deferred tax benefits that became tax deductions during the year. The balance of the valuation allowance relates to state tax loss carryforwards whose realization is uncertain.

NOTE 12 -       COMMITMENTS AND CONTINGENT LIABILITIES

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

                Future minimum lease payments as of December 31, 1999 were:

                                                    Capital        Operating
                                                    Lease           Leases

                             2000                 $142,704       $  826,301
                             2001                  146,986          748,910
                             2002                       --          712,083
                             2003                       --          652,930
                             2004                       --          641,071
                             Thereafter                 --           53,333
                                                   -------        ---------

                      Total minimum lease payments 289,690       $3,634,628
                                                                 ==========
                      Less: Amount representing
                       interest on capital leases   28,026
                                                    ------
                                                  $261,664

                                                  ========

                Operating   lease  expense  for  1999,  1998  and  1997  totaled
                $947,732, $857,715 and $498,815, respectively.

                Waiver of bonus

                In connection with their employment agreements, the Company's president and executive vice-president were together entitled to a bonus equal to 10% of the Company's 1999 pre-tax profits. The officers each received $100,000 towards their bonuses and irrevocably waived their rights to the balance. The employment agreements expired in December 1999, and new agreements are being negotiated.

                Legal matters

                The Company is currently a respondent in certain pending customer arbitrations and other matters relating to its securi-ties business. In connection with certain claims, the Company established an accounting reserve of $595,000 and $662,000, in 1999 and 1998, respectively, for losses that are considered probable and can be reasonably estimated. Other claims are in various stages of progress and are being vigorously contested. With respect to those claims, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending litigation.

                In January 1997, the Company negotiated a $650,000 settlement with one of its insurance carriers in consideration of a general release from coverage on various matters. The Company has a pending lawsuit against another insurance carrier for reimbursement of customer settlements. There can be no assurance that the Company will succeed in its efforts at recovery.

                In December 1999, the Company agreed to accept a $500,000 cash payment in settlement of an arbitration against another securities firm. The Company commenced the arbitration in an effort to recover customer settlements that it had previously paid on claims arising from the activities of a former affiliate office.

                Income tax audits

                The Internal Revenue Service is currently conducting a field audit of the Company's federal income tax returns for the years 1995 through 1998. Based on discussions with its representatives, management does not expect the outcome of these audits to have a material impact on the Company's financial statements.

NOTE 13 -       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and
                CONCENTRATION OF CREDIT RISK

                The Company executes securities transactions on behalf of its customers. If either the customer or a counter-party fail to perform, the Company by agreement with its clearing broker may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction. As part of its normal brokerage activities, the Company also assumes short positions in its inventory. The establishment of short positions exposes the Company to off-balance-sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

                The Company seeks to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, the Company's clearing firm requires additional collateral or reduction of positions, when necessary. The Company also completes credit evaluations where there is thought to be credit risk.

                Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company places its cash primarily in commercial checking accounts. Balances may from time to time exceed federally insured limits. Cash and securities inventories maintained at the Company's clearing firm are uninsured.

NOTE 14 -       DEFINED CONTRIBUTION PLAN

                The Company sponsors a defined contribution pension plan [401(k)] covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for 1999, 1998 and 1997 amounted to $74,132, $38,077 and $33,060, respectively.

NOTE 15 -       COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

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

                The Company has established a temporary equity account to record its maximum liability from the guarantees. Payment of any shortfall is charged to this account. Any balance remaining at the end of the respective holding periods is credited to permanent capital. Following is a schedule of activity in this account for 1999 and 1998:

                                                      Shares            Amount

                Balances, January 1, 1998             173,000         $346,500

                Issuance of additional shares          15,000           30,000

                Payment of guarantee                     --            (40,610)

                Reclassification of shares to
                 permanent capital                   (170,000)        (299,390)
                                                     --------         --------

                Balances, December 31, 1998
                 and 1999                              18,000        $  36,500
                                                     ========        =========

NOTE 16 -       STOCK OPTION PLANS

                The Company currently has three option plans in place: The 1992 Incentive Stock Option Plan (the "1992 Plan"), the 1992 Non-Executive Director Stock Option Plan (the "Director Plan"), and the 1996 Senior Management Incentive Plan (the "1996 Plan").

                In June 1998, the Company's stockholders approved an amendment to the 1992 Plan to increase the number of shares reserved for issuance from 3,500,000 to 6,000,000 shares. Under the 1992 Plan, options may be granted to employees, consultants and registered representatives of the Company, but only options issued to employees will qualify for incentive stock option treatment (ISOs). The exercise price of an option designated as an ISO may not be less than the fair market value of the Common Stock on the date of grant. However, ISOs granted to a ten percent stockholder must have an exercise price of at least 110% of such fair market value. At the time an option is granted, the Board of Directors will fix the period within which it may be exercised. Such exercise period may not be less than one year nor more than ten years from the date of grant. The 1992 plan will expire in May 2002.

                The Company has reserved 1,000,000 shares of its Common Stock for issuance under the Director Plan. Options to purchase 20,000 shares of Common Stock are granted to each Non-Executive Director on August 1 of each year, provided such individual has continually served as a Non-Executive Director for the twelve-month period immediately preceding the date of grant. The options will expire in five years from the date of grant. The exercise price of such options must be equal to the fair market value of the Company's Common Stock on the date of grant. The Director Plan will terminate in May 2002.

                The Company has reserved 2,000,000 shares for issuance to key management employees under its 1996 Plan. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006.

                A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 1999 is presented below:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                           Shares      Prices

                Options outstanding,  December 31, 1996   2,136,125    $ .76
                      Granted                             1,517,500     1.72
                      Canceled                              (56,500)     .71
                      Exercised                            (973,025)     .68


                Options outstanding,  December 31, 1997   2,624,100    $1.34
                      Granted                             1,442,500     1.99
                      Canceled                             (381,250)    2.17
                      Exercised                            (432,050)     .79


                Options outstanding,  December 31, 1998   3,253,300     1.61
                      Granted                               710,000     2.01
                      Canceled                             (209,150)    2.45
                      Exercised                            (234,450)     .91


                                                          3,519,700    $1.68


                Additional   information  with  respect  to  options  under  the
                Company's option plans is as follows:

                Shares of common stock available
                 for future grant                                    3,629,700
                Weighted-average grant date fair value of options
                 granted during each year using the Black-Scholes option pricing model

                                       1997   $.73
                                       1998   $.71
                                       1999   $.70

               The Company applies APB No.25 in accounting for employee stock options. Accordingly, compensation is recognized in the financial statements only for the fair value of options issued to consultants and affiliate brokers. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 1999, 1998 and 1997 totaled $195,840, $147,988 and $21,652, respectively.

38
                Pro forma net income (loss) and EPS information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:



                                                                       1999           1998               1997

                Risk free interest rates                              5.76%          5.03%              6.23%
                Expected option lives                             2.5 years      2.4 years         3.75 years
                Expected volatilities                                 48.5%          46.5%              46.5%
                Expected dividend yields                                 0%             0%                 0%

                The Company's pro forma information follows:

                Net income (loss)                                   1999            1998               1997

                As reported                                      $2,283,278   $(2,762,847)         $1,476,825
                Proforma                                          2,109,706    (3,292,291)          1,246,276

                Basic income (loss) per share
                      As reported                                      $.22         $(.28)               $.17
                      Proforma                                         $.21         $(.34)                .14

                Diluted income (loss) per share
                      As reported                                      $.21         $(.28)               $.14
                      Proforma                                         $.19         $(.34)                .12

                The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is amortized over the vesting period of those options as they vest.

                Additional information as of December 31, 1999 with respect to all outstanding options is as follows:



                                             Options Outstanding                         Options Exercisable
                                                    Weighted
                                                     Average       Weighted                           Weighted
                                                    Remaining       Average                            Average
                                    Number         Contractual     Exercise            Number         Exercise
             Range of prices      Outstanding         Life           Price           Exercisable        Price

             $.75 -  1.06            983,600          1.38             $.91             871,000          $.90
              1.20 - 1.80            922,100          3.21             1.54             401,693          1.47
              1.94 - 2.75          1,614,000          3.55             2.23             656,867          2.27


                                   3,519,700          2.85            $1.68           1,929,560         $1.48


NOTE 17 -       STOCKHOLDERS' EQUITY

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

                Preferred Stock

                In 1999, the Company's board of directors authorized the issuance of up to 625,000 shares of a Series A Convertible Preferred Stock with the following features:

                Par value:                   $.10 per share
                Dividends:                   6%  payable  quarterly  at the rate
                                             of $.075  per  share  until
                                             conversion

                Voting rights:               None
                Liquidation preference:      $5.00 per share
                Conversion:                  Automatic   conversion   into   two
                                             shares of Common Stock at $2.50 per
                                             share  once the  closing  price for
                                             the Common  Stock is $3.50 or above
                                             for 20  consecutive  trading  days,
                                             and the shares are  registered  for
                                             public sale.

                During 1999, the Company issued 349,511 Series A shares in a private exchange offering to Global lease investors (see Note
                10). The shares were valued at $985,543, the present value of the lease payments assigned to the Company in the exchange.

                The Company is presently authorized to issue 4,375,000 shares of Preferred Stock, none of which has been issued at December 31, 1999. The rights and preferences, if any, to be given to preferred shares will be determined at the time of issuance.

                Stock Repurchase Program

                On August 5, 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares. During 1999, the Company repurchased 180,500 shares for $222,624.

                Warrants

                During 1999, the Company issued 25,000 common stock purchase warrants in connection with a Global lease settlement. The warrants are exercisable at $1.75 per share for a five-year period. The Company valued the warrants at $27,382 using the Black-Scholes option pricing model.

NOTE 18 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

                Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the statement of financial condition. Substan-tially all of the Company's financial instruments at December 31, 1999, consisting primarily of marketable equity ecurities, amounts due from FMSC's clearing firm, accounts payable and accrued expenses, and notes payable are carried at, or approximate fair value due to their short-term nature, the use of mark-to-market accounting for marketable securities, or because they carry market rates of interest.

NOTE 19 -       NET CAPITAL REQUIREMENTS

                FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 1999, FMSC had net capital of $3,991,872, which was $3,576,619 in excess of its required net capital of $415,253. FMSC's ratio of aggregate indebtedness to net capital was 1.74 to 1.

NOTE 20 -       RELATED PARTY TRANSACTION

                In 1997, FMSC served as underwriter for an initial public offering of PacificHealth Laboratories ("PHL") common stock. One of the directors of the Company is a director, officer and major stockholder of PHL.