Form 10-Q
period 2000-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2000-05-18
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000

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

                                    Yes X No

     9,888,627 Common Shares, no par value, were outstanding as of May 18, 2000.

02
                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of March 31, 2000 and December 31, 1999 ....................   3

           Consolidated Statements of Income for the
            Three Months Ended March 31, 2000 and 1999 ....................   4

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999 ....................   5

           Notes to Financial Statements ..................................   6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................... 7-9


PART II.  OTHER INFORMATION:

        Item 5. Other Information .........................................  10

        Item 6.  Exhibits and Reports on Form 8-K .........................  11

         Signatures .......................................................  12

03
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     March 31,             December 31,
     ASSETS                                            2000                   1999

Cash                                             $    410,537          $      686,980
Due from clearing firm                              8,926,927               6,462,346
Trading and investment account securities           7,286,899               3,475,891
Commissions receivable                                208,139                 345,996
Global leases receivable                              662,784                 824,313
Notes receivable                                      330,884                 482,531
Employee and broker receivables                       488,091                 452,285
Property and equipment - net                        2,487,587               2,193,506
Due from officers                                     130,868                 132,754
Deferred tax asset-net                                849,884                 664,256
Other assets                                        1,554,620               1,338,326
                                                    ---------               ---------

     Total assets                                $ 23,337,220             $17,059,184
                                                    =========               =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Securities sold, but not yet
 purchased, at market                            $  1,797,645          $      180,280
Notes payable                                       1,326,178               1,477,428
Commissions payable                                 4,249,656               2,710,736
Accounts payable                                    1,193,407                 525,809
Accrued expenses                                    1,252,323               1,072,552
Income taxes payable                                1,391,824                 510,226
Other liabilities                                   1,117,225                 952,015
                                                    ---------               ---------

    Total liabilities                              12,328,258               7,429,046
                                                    ---------               ---------

Common stock issued with guaranteed
 selling price - no par value,
 18,000 shares issued and outstanding                  36,500                  36,500

Commitments and contingencies (See Notes)

Stockholders' equity

Convertible  preferred  stock,  5,000,000
  shares  authorized,  $.10 par  value,
  349,511 shares issued and outstanding,
  respectively; stated at liquidation value            34,951                  34,951
Common Stock, no par value, 30,000,000
 shares authorized, 9,594,427 and 10,035,943
 shares issued and outstanding, respectively        5,204,078               5,185,818
Additional paid-in capital                          4,112,489               4,080,730
Retained earnings                                   2,885,838               1,023,057
Less:  Deferred compensation                         (473,052)               (508,294)
Less:  Treasury stock                                (791,842)               (222,624)
                                                    ---------               ---------

       Total stockholders' equity                  10,972,462               9,593,638
                                                    ---------               ---------
                                                    ---------               ---------

       Total liabilities and stockholders'
        equity                                   $ 23,337,220          $   17,059,184
                                                    =========               =========




                       See notes to financial statements.

04
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended March 31,
                                                 2000                1999
Revenues:

Commissions                           $       16,964,578     $        9,777,468
Principal transactions                         5,437,252              2,266,084
Investment banking                             1,231,177                 77,024
Interest and other income                        853,899                400,724
                                          --------------       ----------------

                                              24,486,906             12,521,300
                                          --------------       ----------------

Expenses:

Commissions, employee compensation
 and benefits                                 17,582,502              9,490,279
Clearing and floor brokerage                   1,395,130              1,108,935
Communications and occupancy                     711,557                641,035
Legal matters and related costs                  232,505                 46,558
Other operating expenses                       1,358,642                540,845
Interest                                          47,944                 42,727
                                          --------------       ----------------

                                              21,328,280             11,870,379
                                          --------------       ----------------

Income before income taxes                     3,158,626                650,921

Income taxes                                   1,270,306                  2,952
                                          --------------       ----------------

Net income                              $      1,888,320      $         647,969
                                          ==============       ================

Net income available to common
 stockholders                           $      1,862,781      $         647,969
                                          ==============       ================

Per share of Common Stock:
   Basic                                $           0.19      $            0.07
                                          ==============       ================

   Diluted                              $           0.17      $            0.06
                                          ==============       ================

Weighted average common shares
 outstanding-basic                             9,718,651              9,836,442
                                          ==============       ================

Weighted average common shares
 outstanding-diluted                          11,524,388             10,562,910
                                          ==============       ================




                       See notes to financial statements.

05

                           FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three months ended March 31,
                                                                           2000                 1999
INCREASE (DECREASE) IN CASH Cash flows from operating activities:

   Net income                                                  $        1,888,320      $          647,969
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                           140,345                  97,359
   Amortization                                                            76,160                  55,429
   Bad debt reserves                                                      346,145                    -
   Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
   Due from clearing firm                                              (2,661,086)                (39,705)
   Trading and investment account securities                           (3,811,008)               (996,979)
   Commissions receivable                                                 137,857                  64,204
   Due from officers                                                        1,886                    (757)
   Employee and broker receivables                                        (35,806)                 74,506
   Other assets                                                          (216,294)                283,800
   Deferred income taxes                                                 (185,628)                   -
   Securities sold but not yet purchased                                1,617,365                 157,156
   Commissions payable                                                  1,538,920                 465,875
   Accounts payable                                                       667,600                (310,858)
   Accrued expenses                                                       179,771                (275,774)
   Income taxes payable                                                   881,598                    -
   Other liabilities                                                      141,208                (132,749)
                                                                        ---------               ---------
       Total adjustments                                               (1,180,967)               (558,493)
                                                                        ---------               ---------
       Net cash provided by operating activities                          707,353                  89,476
                                                                        ---------               ---------

Cash flows from investing activities:

   Issuance of notes receivable                                              -                   (167,000)
   Collection of notes receivable                                           2,006                  24,268
   Collection of Global leases receivable                                 161,529                    -
   Additions to property and equipment                                   (442,950)               (144,865)
   Dispositions of property and equipment                                   8,523                    -
                                                                        ---------               ---------
       Net cash used in investing activities                             (270,892)               (287,597)
                                                                        ---------               ---------

Cash flows from financing activities:

   Payment of notes payable-bank                                         (106,788)                (73,981)
   Payment of capital lease payable                                       (29,619)                (27,027)
   Proceeds from exercise of common stock options                            -                     57,072
   Payment of preferred stock dividend                                    (25,539)                   -
   Exercise of stock options                                               18,260                    -
   Repurchase of common stock                                            (569,218)                   -
                                                                        ---------               ---------
       Net cash used in financing activities                             (712,904)                (43,936)
                                                                        ---------               ---------
Net decrease in cash                                                     (276,443)               (242,057)
Cash at beginning of                                                      686,980                 613,513
                                                                        ---------               ---------
Cash at end of period                                          $          410,537      $          371,456
                                                                        =========               =========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:

       Interest                                                $           47,944      $           42,727
                                                                        =========               =========

       Income taxes                                            $          574,285      $            2,952
                                                                        =========               =========


                                      See notes to financial statements.


06
                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2000 and 1999. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 2000, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise stock options and the deemed conversion of preferred stock and convertible debt.

NOTE 3 - SHARE REPURCHASE

     During the quarter ended March 31, 2000, the Company repurchased 294,200 shares of its common stock for $569,217 under a share repurchase program authorized in 1999.

NOTE 4 - SUBSEQUENT EVENT - NEW CLEARING/FINANCIAL AGREEMENT

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv. The funds, net of federal and state income taxes, will be used primarily to enable the Company to pay for the cost of conversion to Fiserv and expand the Company's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, the Company will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. The Company is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria or terminates the agreement under certain circumstances prior to the expiration date as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to the Company in the second, third and fourth years of the agreement under similar conditions provided the Company achieves certain performance criteria and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement. The Company believes that the advance received net of taxes will be sufficient to pay for the anticipated costs of conversion.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company achieved its most profitable period in its history for the quarter ended March 31, 2000 (the "2000 period"). Total revenues were a record $24,487,000, an increase of 96%, as compared to $12,521,000 for the 1999 period. Net income for the 2000 period was $1,863,000, or $.19 and $.17 per basic and diluted share, respectively, as compared to $648,000, or $.07 and $.06 per basic and diluted share respectively, in the comparable 1999 period. The Company attributes the dramatic results in both revenues and earnings to extraordinary demand for equity securities during the 2000 period, and the ability of our growing network of affiliated financial professionals to capitalize on favorable market conditions.

     Additionally, gains from proprietary trading and market-making activities also experienced substantial increases both in dollar terms and as a percentage of total revenues. For the 2000 period, principal transactions increased to $5,437,000, a 140% increase over the comparable period in 1999. Gains from equity transactions accounted for the largest increases, reflecting the positive momentum in Nasdaq-listed stocks during the current quarter.

         Commission revenues from the sale of listed and over-the-counter securities, mutual funds, insurance products, fees from managed accounts and other agency transactions increased to $15,918,000 (65% of total revenues) during the 2000 period as compared to $9,266,000 (74% of total revenues) in the 1999 period. The dollar increase resulted primarily from agency equity transactions as retail investment volume continued at strong levels during the 2000 period. Revenues from insurance-related products increased by $400,000, a 57% increase over the 1999 period. This illustrates the Company's continued commitment to diversifying into growing the insurance segment of its business.

         Investment banking revenues increased in the first quarter of 2000 to $1,231,177 from $77,000 in the 1999 period, an increase of over 1400%. This is attributable to a significant increase in investment banking activity during the 2000 period, which included the completion of an initial public offering for Jeremy's MicroBatch Ice Creams, Inc. and various private financings, from which the Company earned underwriting fees and concessions.

         During the 2000 period the Company paid commissions, employee compensation and employee benefits of $17,583,000 (72% of total revenues) as compared to $9,490,000 (76% of total revenues) in the 1999 period. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. The Company paid salaries of $1,789,000 for management, operations and clerical personnel, as compared to $1,148,000 in 1999. The increase is the result of the combination of the hiring of additional management and clerical personnel and employee performance bonuses of approximately $325,000.

         Commissions paid to registered representatives for the 2000 period totaled $15,298,000 (62% of total revenues) as compared to $7,973,000 (64% of total revenues) in 1999. Commission compensation is directly related to the level of revenues generated from firm principal and agency trading, as well as the commission payout percentage to individual registered representatives. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions. This percentage will also fluctuate based upon the relative contribution to revenues from the Company's in-house brokers and affiliate offices. In-house brokers usually receive a lower commission payout than independent affiliates but are not generally required to pay their own overhead.

         Clearing costs increased in 2000 to $1,395,000 (6% of total revenues) from $1,109,000 (9% of total revenues) in 1999. The dollar increase is directly related to the level of transaction volume and is attributable to a larger number of overall transactions by the firm's registered representatives. The percentage increase of clearing costs to gross revenues can and do fluctuate depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than others. The Company has recently entered into a new clearing agreement with Fiserv Securities, Inc. (Fiserv). The Company will move its clearing from Schroder & Co. during the third quarter of 2000. (See "Liquidity and Capital Resources").

         Communications and occupancy costs were $712,000 (3% of total revenues) for the 2000 period as compared to $641,000 (5% of total revenues) for the 1999 period. This is primarily due to increases in the areas of technology support, data market services and software enhancements.

         Legal matters and related costs during the 2000 period were $232,000 as compared to $47,000 for the same period in 1999. The majority of these expenses were attributable to defense costs involving various customer arbitrations and litigations related to its securities business. These claims are in various stages and are being vigorously contested.

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

         Other operating expenses increased to $1,359,000 (6% of total revenues) in 2000 from $541,000 (4% of total revenues) in 1999. Consulting fees, which increased to $163,000, included the hiring of outside consultants to assist in the upgrading of information retrieval systems and reporting capabilities, and the use of an outside firm to handle compliance audits of affiliated offices. Also included in other operating expenses is a charge of $464,000 for broker loans and other receivables which management deemed to be uncollectible. As anticipated, costs for marketing and advertising increased by $100,000, as the Company launched its advertising and business development campaign for its Century Discount Investments division.

         The effective tax rate for the three months ended March 31, 2000 was 40% as compared to less than 1% in the comparable 1999 period. The 1999 provision reflects minimum state taxes only. Tax expense accrued at regular statutory rates on 1999 income was entirely offset by the reduction of deferred tax valuation allowances established in fiscal 1998.

     Operating results will continue to be dependant upon general economic and securities market conditions, and management's ability to continue to recruit successful registered representatives and contain administrative costs. Subsequent to March 31, 2000, the U.S. stock markets experienced significant price and volume declines, as well as a loss of liquidity resulting from a more cautious investor outlook. These factors are expected to slow the unprecedented pace of revenue and income growth that the Company experienced in the first quarter of 2000.

Liquidity and Capital Resources

         The Company maintains a highly liquid balance sheet with 72% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Net cash from operating activities during the 2000 period provided cash of $707,000. Cash was generated primarily from net income of $1,888,000, the increase in securities sold but not yet purchased, and commissions payable of $1,617,000 and $1,539,000, respectively, and non-cash adjustments of $563,000. Non-cash adjustments consisted of depreciation charges, amortization of stock option compensation, non-cash losses and loan reserves. These inflows were partially offset by an increase in long inventory positions of $3,811,000 and the receivable from the Company's clearing firm of $2,661,000. The Company also paid down accounts payable and other current liabilities by $1,870,000 during the 2000 period.

         Investing activities required cash of $271,000 during the first quarter of 2000. Additions to capital expenditures consumed $443,000, primarily for the purchase of a specialized telecommunications system for trading operations, and computers and office equipment for administrative use. The Company projects expenditures for technology and other capital needs to be approximately $500,000 for the remainder of fiscal 2000. The collection of Global leases receivable provided cash of $162,000.

         Financing activities used cash of $713,000 during the 2000 period. A total of $569,000 was used to repurchase 294,200 of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made notes and capital lease repayments of $136,000 and dividend payments to preferred stockholders of $26,000. A total of $18,000 was received from the exercise of 14,800 stock options by various individuals during the year.

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv. The funds, net of federal and state income taxes, will be used primarily to enable the Company to pay for the cost of conversion to Fiserv and expand the Company's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, the Company will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. The Company is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria or terminates the agreement under certain circumstances prior to the expiration date as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to the Company in the second, third and fourth years of the agreement under similar conditions provided the Company achieves certain performance criteria and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement. The Company believes that the advance received net of taxes will be sufficient to pay for the anticipated costs of conversion.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv. The funds, net of federal and state income taxes, will be used primarily to enable the Company to pay for the cost of conversion to Fiserv and expand the Company's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, the Company will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. The Company is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria or terminates the agreement under certain circumstances prior to the expiration date as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to the Company in the second, third and fourth years of the agreement under similar conditions provided the Company achieves certain performance criteria and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement. The Company believes that the advance received net of taxes will be sufficient to pay for the anticipated costs of conversion.

     During the quarter ended March 31, 2000, the Company repurchased 294,200 shares of its common stock for $569,217 under a share repurchase program authorized in 1999.

Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits

                                Exhibit 11 - Computation of Earnings Per Share

                                Exhibit 27 - Financial Data Schedule


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

                                               FIRST MONTAUK FINANCIAL CORP.
                                               (Registrant)



Dated: May 18, 2000                            /s/ William J. Kurinsky
                                               -------------------------
                                               William J. Kurinsky
                                               Secretary/Treasurer
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                               /s/ Herbert Kurinsky

                                               -------------------------
                                               Herbert Kurinsky
                                               President

13
                                  EXHIBIT INDEX

                                 -------------

                Exhibit 11 -    Computation of Earnings Per Share

                Exhibit 27 -    Financial Data Schedule