Form 10-Q
period 2000-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2000-08-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------------------ to --------------------

     Commission  File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-1737915
(State or other  jurisdiction  of                 (I.R.S.  Employer
incorporation or organization)                    Identification Number)

Parkway 109 Office Center, 328 Newman  Springs Rd.,  Red Bank,  NJ     07701
(Address of principal executive offices)                          (Zip Code)
Registrant's  telephone number,  including  area code:          (732) 842-4700
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X                         No

     9,482,493 Common Shares, no par value were outstanding as of August 14, 2000.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                  JUNE 30, 2000

     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of June 30, 2000 and December 31, 1999   .......   3

     Consolidated Statements of Income for the
       Six Months ended June 30, 2000 and 1999
       and Three months ended June 30, 2000 and 1999 .....   4

     Consolidated  Statements of Cash Flows for the
       Six   Months   ended   June   30, 2000 and 1999 ...   5

     Notes  to  Financial Statements .....................   6

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ....   7-9

PART II. OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of
              Security-Holders ...........................   10

     Item 5.  Other Information...........................   10

     Item 6.  Exhibits and Reports on Form 8-K............   10

     Signatures ..........................................   11

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                               June 30,           December 31,
    ASSETS                                      2000                1999

Cash                                        $ 4,407,494      $       686,980
Due from clearing firm                        1,154,454            6,462,346
Trading and investment account securities     5,744,034            3,475,891
Commissions receivable                           58,843              345,996
Global leases receivable                        449,751              824,313
Notes receivable                                330,884              482,531
Employee and broker receivables               1,017,134              452,285
Property and equipment - net                  2,512,186            2,193,506
Due from officers                               130,606              132,754
Deferred tax asset-net                          849,884              664,256
Other assets                                  1,174,689            1,338,326
                                             ----------           ----------
     Total assets                           $17,829,959      $    17,059,184
                                             ==========       ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Securities sold, but not yet
 purchased, at market                       $   382,201      $       180,280
Notes payable                                   691,340            1,477,428
Commissions payable                           1,576,643            2,710,736
Accounts payable                                646,791              525,809
Accrued expenses                              1,287,629            1,072,552
Income taxes payable                          1,451,656              510,226
Other liabilities                               832,999              952,015
                                             -----------      --------------

    Total liabilities                         6,869,259            7,429,046
                                             -----------      --------------

Common stock issued with guaranteed
 selling price - no par value,
 18,000 shares issued and outstanding            36,500               36,500

Commitments and contingencies (See Notes)

Stockholders' equity

Convertible  preferred  stock,  5,000,000
 shares  authorized,  $.10 par  value,
 349,511 shares issued and outstanding
 respectively;

 stated at liquidation value.                 1,747,555            1,747,555
Common Stock, no par value, 30,000,000
 shares authorized, 10,052,943 and 10,035,943
 shares issued and outstanding, respectively  5,206,538            5,185,818
Additional paid-in capital                    2,452,993            2,368,126
Retained earnings                             2,969,945            1,023,057
Less:  Deferred compensation                   (488,168)            (508,294)
Less:  Treasury stock (628,434 and
 180,500 shares, respectively)                 (964,663)            (222,624)
                                             -----------      ---------------

    Total stockholders' equity               10,924,200            9,593,638
                                             -----------      ---------------

    Total liabilities and stockholders'
        equity                              $17,829,959      $    17,059,184
                                             ===========      ===============





                       See notes to financial statements.


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME



                                                       Six months ended June 30,          Three months ended June 30,
                                                      2000                1999               2000            1999
Revenues:

Commissions                                        $ 27,642,745     $  19,977,955       $ 10,678,167     $ 10,200,487
Principal transactions                                6,804,621         6,540,243          1,367,369        4,274,159
Investment banking                                    1,778,826           182,161            547,649          105,137
Interest and other income                             1,606,974           889,356            753,075          488,632
                                                    -----------      ------------        -----------      ------------

                                                     37,833,166        27,589,715         13,346,260       15,068,415
                                                    -----------      ------------        -----------      ------------

Expenses:

Commissions, employee compensation and benefits      27,645,742        20,319,229         10,063,240       10,828,950
Clearing and floor brokerage                          2,399,675         2,265,776          1,004,545        1,156,841
Communications and occupancy                          1,481,633         1,290,767            770,076          649,732
Legal matters and related costs                         322,860           662,254             90,355          615,696
Other operating expenses                              2,505,633         1,496,559          1,146,991          955,714
Interest                                                114,456            82,794             66,512           40,067
                                                      ----------     ------------        -----------      ------------

                                                     34,469,999        26,117,379         13,141,719       14,247,000
                                                     -----------     ------------        -----------      ------------

Income before income taxes                            3,363,167         1,472,336            204,541          821,415

Income taxes                                          1,331,000           115,298             60,694          112,346
                                                     -----------     ------------        -----------      ------------

Net income before extraordinary items                 2,032,167         1,357,038            143,847          709,069

Extraordinary loss-extinguishment of debt, net of tax   (34,200)             -               (34,200)            -
                                                     -----------     ------------        -----------      ------------

Net income                                         $  1,997,967     $   1,357,038       $    109,647     $    709,069
                                                     ===========     ============        ===========      ============

Net income available to common stockholders        $  1,946,888     $   1,357,038       $     84,107     $    709,069
                                                     ===========     ============        ===========      ============

Per share of Common Stock:
   Basic:
   Before extraordinary loss                       $       0.20     $        0.14       $       0.01     $       0.07
   Extraordinary loss                                      -                 -                  -                -
                                                     -----------     ------------        -----------      ------------

   Net income                                      $       0.20     $        0.14       $       0.01     $       0.07
                                                     ===========     ============        ===========      ============

   Diluted:
   Before extraordinary loss                       $       0.18     $        0.13       $       0.01     $       0.07
   Extraordinary loss                                      -                 -                  -                -
                                                     -----------     ------------        -----------      ------------

   Net income                                      $       0.18     $        0.13       $       0.01     $       0.07
                                                     ===========     ============        ===========      ============


Weighted average common shares outstanding-basic      9,644,264         9,866,057         10,005,903        9,895,643
                                                     ===========     ============        ===========      ============

Weighted average common shares outstanding-diluted   11,405,344        10,605,811         11,612,328       10,697,933
                                                     ===========     ============        ===========      ============






                                          See  notes to  financial statements.


                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Six months ended June 30,
                                                        2000               1999
INCREASE (DECREASE) IN CASH Cash flows from
 operating activities:

   Net income                                      $  1,997,967       $  1,357,038
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                         311,564            201,192
   Amortization                                         122,506             97,650
   Bad debt reserves                                    149,640               -
   Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
   Due from clearing firm                             5,307,892          1,451,755
   Trading and investment account securities         (2,268,143)        (3,384,127)
   Commissions receivable                               287,153            186,512
   Due from officers                                      2,148                 93
   Employee and broker receivables                     (564,849)           153,238
   Other assets                                         163,637             17,904
   Deferred income taxes                               (185,628)          (511,331)
   Securities sold but not yet purchased                201,921             67,355
   Commissions payable                               (1,134,093)           284,249
   Accounts payable                                     120,982            (42,562)
   Accrued expenses                                     215,077             25,066
   Income taxes payable                                 941,430            623,417
   Other liabilities                                   (112,712)           200,896
                                                     -----------       ------------
       Total adjustments                              3,558,525           (628,693)
                                                     -----------       ------------
       Net cash provided by operating activities      5,556,492            728,345
                                                     -----------       ------------

Cash flows from investing activities:

   Issuance of notes receivable                            -              (243,616)
   Collection of notes receivable                         2,007             73,884
   Collection of Global leases receivable               374,562               -
   Additions to property and equipment                 (643,095)          (243,855)
   Dispositions of property and equipment                12,851               -
                                                     -----------       ------------
       Net cash used in investing activities           (253,675)          (413,587)
                                                     -----------       ------------

Cash flows from financing activities:

   Payment of notes payable                            (699,981)           (47,963)
   Payment of subordinated notes payable                (50,000)           (50,000)
   Payment of capital lease payable                     (59,925)           (54,678)
   Payment of preferred stock dividend                  (51,078)              -
   Exercise of stock options                             20,720             86,346
   Repurchase of common stock                          (742,039)              -
                                                     -----------       -------------
       Net cash used in financing activities         (1,582,303)           (66,295)
                                                     -----------       -------------
Net increase in cash                                  3,720,514            248,463
Cash at beginning of                                    686,980            613,513
                                                     -----------       -------------
Cash at end of period                              $  4,407,494       $    861,976
                                                     ===========       =============

Supplemental disclosures of cash flow information: Cash paid during the period for:

       Interest                                    $    114,456       $     82,794
                                                     ===========       =============

       Income taxes                                $    575,147       $      2,952
                                                     ===========       =============


                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - MANAGEMENT REPRESENTATION

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 2000 and 1999. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the six-month and three-month periods ended June 30, 2000, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

         Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options and the deemed conversion of preferred stock and convertible debt. The EPS calculations do not include warrants to purchase approximately 9,240,000 common shares because they are anti-dilative.

NOTE 3 - SHARE REPURCHASE

         During the six months ended June 30, 2000, the Company repurchased 447,934 shares of its common stock for $742,039 under a share repurchase program authorized in 1999.

NOTE 4 - NEW CLEARING/FINANCIAL AGREEMENT

         In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv. The funds, net of federal and state income taxes, will be used primarily to enable the Company to pay for the cost of conversion to Fiserv and expand the Company's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, the Company will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. The Company is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria or terminates the agreement under certain circumstances prior to the expiration date, and could also be subject to monetary penalties for nonperformance. Fiserv has also agreed to provide certain additional advances to the Company in the second, third and fourth years of the agreement under similar conditions, provided the Company achieves certain performance criteria and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement. The Company believes that the advance received net of taxes will be sufficient to pay for the anticipated costs of conversion.

NOTE 5 - DEBT PREPAYMENT

     In May 2000, the Company prepaid $570,000 of convertible notes for 110% of face value, or $627,000. The $57,000 premium was recorded as an extraordinary loss, net of income taxes of $22,800.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2000 (The "2000 Period") vs. June 30, 1999 (The "1999 Period")

         Total revenues decreased during the 2000 period by $1,722,000, or 11% to $13,346,000. During this period, the U.S. stock markets experienced significant price and volume declines, as well as a loss of liquidity resulting from a more cautious investor outlook. In addition, interest rate hikes negatively impacted the Company's resulting revenues. As anticipated, these factors have slowed the unprecedented pace of revenue and income growth that the Company experienced in the first quarter of 2000.

         Commission revenues from the sale of listed and over-the-counter securities and other agency transactions decreased to $7,158,000 ( 54% of total revenues) during 2000, from $8,031,000 (53% of total revenues) during the 1999 period. Commission revenues from the sale of mutual funds, insurance products, and fees from managed accounts rose to $3,520,000 (26% of total revenues) for the 2000 period from $2,165,000 (14% of total revenues), an increase of 63%, for 1999.

         Revenues from market-making activities and principal trading accounted for the largest decrease in revenues. Revenues for the 2000 period were $1,367,000, down from $4,274,000 in 1999. During 2000, results were negatively impacted by a decline in the market value of securities held in the firm's inventory account. The value of securities held in inventory can and do fluctuate from period to period. Another factor contributing to the decline in revenues was the loss of a large affiliate office whose business primarily consisted of principal transactions.

         Investment banking revenues increased by $443,000 from the 1999 period, an increase of 420%. The increase is primarily attributable to the Company's participation as part of an underwriting group in a secondary equity offering. The Company does not expect that investment banking revenues will increase in the near future due to the reduction of new offerings coming to the market in which the Company participates.

         Compensation and benefits remained fairly constant during the 2000 period. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. Commissions paid to registered representatives for 2000 was $8,361,000 (63% of total revenues) as compared to $9,292,000 (62% of total revenues) in 1999. This dollar decrease has a direct relationship to the reduction in revenues during 2000. Commission expense as a percentage of total revenues will fluctuate within a narrow range depending upon the product mix of commission-based business and principal transactions.

           For the 2000 period, the Company paid salaries of $1,573,000 for management, operations and trading and clerical personnel, as compared to $1,243,000 for the 1999 period. This increase reflects the overall growth of support staff required for current operations.

         Clearing costs decreased during the 2000 period. This cost, which is associated with the level of transaction volume, decreased by $152,000 to $1,005,000 (7% of total revenues) from $1,157,000 (8% of total revenues) during the 1999 period. This is primarily a result of the decrease in transaction volume. These clearing costs can and do fluctuate depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than others.

         Communications and occupancy costs were $770,000 (6% of total revenues) for the 2000 period as compared to $650,000 (4% of total revenues) for the 1999 period. This is primarily due to increases in the areas of technology support, data market services and software enhancements, offset by decreases in telephone and equipment rental expenses.

         Other operating expenses increased by $191,000 to $1,147,000 (9% of total revenues) during the 2000 period when compared to the 1999 period. The increase is due primarily to an increase in customer bad debt reserves and depreciation expense. The Company has implemented stronger budgetary and fiscal controls, which is anticipated to result in the reduction of overall expenses as a percentage of total revenues.

         The Company experienced a major reduction in the category of legal fees and settlements during the 2000 period. Whereas the total expense for the 1999 period was $616,000 or 4% of total revenues, the 2000 period declined to $90,000, or less than 1% of total revenues. Enhanced supervision and compliance measures resulted in the Company's progress towards reducing its expense in this category. The Company is currently a respondent in various customer arbitrations and lawsuits arising in the normal course of its securities business; however, none of these claims is expected to have a material impact on its financial condition or operating results.

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

        The effective income tax rates for the six months ended June 30, 2000 and 1999 were 39.6% and 7.8%, respectively. Tax provisions accrued at regular statutory rates on 1999 income were offset in part by the reversal of valuation allowances established in fiscal 1998, because profitable operations enabled the Company to realize the tax benefits provided by deferred tax assets. There were no such offsetting factors in 2000, resulting in federal and state tax provisions at the higher rate.

     For the 2000 period, the Company reported net income, available to common stockholders, of $84,000, or $.01 per basic and diluted share, as compared to net income, available to common stockholders, of $709,000, or $.07 per basic and diluted share for the 1999 period. Net income available to common stockholders for the first six months of 2000 was $1,947,000, or $.20 and $.18 per basic and diluted share, respectively, as compared to a net income available to common stockholders of $1,357,000, or $.13 per basic and diluted share for the first six months of 1999. Although the second quarter results of 2000 were disappointing when compared with the 1999 period, the results of the first six months of 2000 remained strong. Management has begun implementing several initiatives that it believes will result in the streamlining of decision-making, the use of stricter performance measurements, and a focus on new products and services. It is anticipated, but cannot be assured, that these measures will result in increased revenues and improved profitability in the future. However, operating results will continue to be dependent upon general economic and securities market conditions, and management's ability to continue to recruit productive financial professionals and to contain administrative and legal costs.

Liquidity and Capital Resources

         The Company maintains a highly liquid balance sheet with the majority of the Company's assets consisting of cash and cash equivalents; securities owned which are marked to market; and receivables from brokers, dealers and the Company's clearing firm arising from customer related securities transactions. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventories in order to meet its customer and internal trading needs. Accordingly, the Company's liquidity can and does fluctuate significantly from day to day, depending largely upon general economic and market conditions, daily trading activity, customer demand and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Net cash provided by operating activities for the six months was $5,556,000. Net income of $1,998,000, as well as a reduction in the amount owed by the clearing firm of $5,308,000 contributed to the increase. The increase in securities inventories of $2,268,000 and the decrease in commissions payable of $1,134,000 was an offsetting factor.

         Investing activities required cash of $254,000 over the last six months. Additions to capital expenditures consumed $643,000, the majority of which was in the first quarter of 2000. The Company projects additional expenditures for infrastructure and technology, particularly in preparation for the Company's move to the new clearing firm later this year, to be approximately $500,000 for the remainder of fiscal 2000. The collection of Global leases receivable provided cash of $375,000.

         Financing activities used cash of $1,582,000 during the first six months of 2000. A total of $742,000 was used to repurchase 447,934 of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made notes and capital lease repayments of $810,000 and dividend payments to preferred shareholders of $51,000.

         In October 1998, the Company issued a series of Convertible Promissory Notes aggregating $570,000 to a private investor in consideration of $300,000 in cash and an income stream from equipment lease investments with a remaining balance of approximately $270,000. The notes carry interest at the rate of 10% per annum, payable semi-annually on April 1 and October 1 of each year, and are convertible into a maximum of 380,000 shares of the Company's Common Stock at the rate of $1.50 per share. In May 2000, the Company prepaid the note in full for 110% of face value, or $627,000. The $57,000 premium was recorded as an extraordinary loss, net of income taxes of $22,800.

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

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Company's Annual Meeting of Shareholders on June 23, 2000, shareholders holding a majority of the voting shares approved the following:

1) A resolution to amend the Company's 1992 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the 1992 Incentive Stock Option Plan from 6,000,000 shares to 8,000,000 shares;

       Votes Cast FOR    Votes Cast AGAINST        Votes ABSTAINING
         3,111,988            752,160                   72,257

2) A resolution to amend the Company's 1996 Senior Management Plan to increase the number of shares reserved for issuance under the Senior Management Plan from 2,000,000 shares to 4,000,000 shares; and

       Votes Cast FOR    Votes Cast AGAINST        Votes ABSTAINING

         3,040,501            821,221                   74,683

3) A majority of votes entitled to vote elected the following Class III Directors to serve for a term of 3 years to the Board of Directors:

       Class III         Votes Cast For            Withhold Authority to Vote

       Ward R. Jones       8,560,937                      112,259
       David I. Portman    8,566,237                      106,959


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

     During the quarter ended June 30, 2000, the Company repurchased 153,734 shares of its common stock for $211,032 under a share repurchase program authorized in 1999.

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: August 14, 2000                  /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer

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