Form 10-Q
period 2000-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2000-11-20
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------------- to -------------------

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

                           Yes X             No

     9,312,293 Common Shares, no par value, were outstanding as of November 17, 2000.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2000


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of September 30, 2000 and December 31, 1999   .......   3

     Consolidated Statements of Income for the
       Nine Months ended September 30, 2000 and 1999
       and Nine Months ended September 30, 2000 and 1999 ......   4

     Consolidated  Statements of Cash Flows for
       the Nine Months ended September 30, 2000 and 1999 ......   5

     Notes  to  Financial Statements ..........................   6

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ......... 7-9

PART II. OTHER INFORMATION:

     Item 5.  Other Information................................  10

     Item 6.  Exhibits and Reports on Form 8-K.................  10

     Signatures ...............................................  11

03
                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     September 30,        December 31,
    ASSETS                                                               2000                1999

Cash                                                               $  4,658,197        $    686,980

Due from clearing firm                                                2,530,976           6,462,346
Trading and investment account securities                             3,547,845           3,475,891
Commissions receivable                                                   47,121             345,996
Global leases receivable                                                297,900             824,313
Notes receivable                                                        258,183             482,531
Employee and broker receivables                                         986,173             452,285
Property and equipment - net                                          2,442,489           2,193,506
Due from officers                                                       121,058             132,754
Deferred tax asset-net                                                  554,914             664,256
Other assets                                                            865,451           1,338,326
                                                                     -----------         -----------

     Total assets                                                  $ 16,310,307        $ 17,059,184
                                                                     ===========         ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Securities sold, but not yet purchased, at market                  $    489,065        $    180,280
Notes payable                                                           625,679           1,477,428
Commissions payable                                                   1,466,516           2,710,736
Accounts payable                                                        549,311             525,809
Accrued expenses                                                      1,084,760           1,072,552
Income taxes payable                                                    858,072             510,226
Other liabilities                                                       777,440             952,015
                                                                     -----------         -----------

    Total liabilities                                                 5,850,843           7,429,046
                                                                     -----------         -----------

Common stock issued with guaranteed selling price -
   no par value, 18,000 shares issued and outstanding                    36,500              36,500

Commitments and contingencies (See Notes)
  Stockholders' equity

Convertible preferred stock, 5,000,000 shares authorized, $.10 par value, 349,511 shares issued and outstanding
  respectively; stated at liquidation value.                          1,747,555           1,747,555
Common Stock, no par value, 30,000,000 shares
  authorized, 9,312,293 and 10,035,943 shares issued
  and outstanding, respectively                                       5,241,738           5,185,818
Additional paid-in capital                                            2,569,231           2,368,126
Retained earnings                                                     2,555,070           1,023,057
Less:  Deferred compensation                                           (494,289)           (508,294)
Less:  Treasury stock (798,634, and 180,500 shares, respectively)    (1,196,341)           (222,624)
                                                                     -----------         -----------
       Total stockholders' equity                                    10,422,964           9,593,638
                                                                     -----------         -----------

       Total liabilities and stockholders' equity                  $ 16,310,307        $ 17,059,184
                                                                     ===========         ===========


                                        See notes to financial statements.


                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME


                                                       Nine months ended September 30,         Three months ended September 30,
                                                          2000               1999                 2000               1999
Revenues:

Commissions                                         $  37,765,633       $  28,753,439       $  10,122,888       $   8,775,484
Principal transactions                                  8,031,153           9,073,724           1,226,532           2,533,481
Investment banking                                      2,448,489             257,264             669,663              75,103
Interest and other income                               2,258,924           1,652,030             651,950             762,674
                                                       -----------         -----------         -----------         -----------
                                                       50,504,199          39,736,457          12,671,033          12,146,742
                                                       -----------         -----------         -----------         -----------
Expenses:

Commissions, employee compensation and benefits        38,317,291          29,190,712          10,671,549           8,871,483
Clearing and floor brokerage                            3,278,104           3,126,008             878,429             860,232
Communications and occupancy                            2,092,461           1,952,921             610,828             662,154
Legal matters and related costs                           572,016             947,755             249,156             285,501
(Gain) Loss on Global lease settlements                      -                600,416                -                600,416
Other operating expenses                                3,322,906           2,160,144             817,273             663,585
Interest                                                  146,801             121,866              32,345              39,072
                                                       -----------         -----------         -----------         -----------
                                                       47,729,579          38,099,822          13,259,580          11,982,443
                                                       -----------         -----------         -----------         -----------
Income (loss) before income taxes                       2,774,620           1,636,635            (588,547)            164,299

Income taxes                                            1,132,626             180,298            (198,374)             65,000
                                                       -----------         -----------         -----------         -----------
Net income (loss) before extraordinary items            1,641,994           1,456,337            (390,173)             99,299

Extraordinary loss-extinguishment
 of debt, net of tax                                      (34,200)               -                   -                   -
                                                       -----------         -----------         -----------         -----------
Net income (loss)                                   $   1,607,794       $   1,456,337       $    (390,173)      $      99,299
                                                       ===========         ===========         ===========        ============
Net income (loss) available to common stockholders  $   1,532,012       $   1,413,993       $    (414,876)      $      56,955
                                                       ===========         ===========         ===========        ============

Per share of Common Stock:
   Basic:
   Before extraordinary loss                        $        0.16       $        0.14       $       (0.04)      $        0.01
   Extraordinary loss                                        -                   -                   -                   -
                                                       -----------         -----------         -----------        ------------
   Net income (loss)                                $        0.16       $        0.14       $       (0.04)      $        0.01
                                                       ===========         ===========         ===========        ============


   Diluted:
   Before extraordinary loss                        $        0.15       $        0.14       $       (0.04)      $        0.01
   Extraordinary loss                                        -                   -                   -                   -
                                                       -----------         -----------         -----------        ------------
   Net income (loss)                                $        0.15       $        0.14       $       (0.04)      $        0.01
                                                       ===========         ===========         ===========        ============

Weighted average common shares outstanding-basic        9,560,256           9,880,174           9,394,457           9,908,027
                                                       ===========         ===========         ===========        ============

Weighted average common shares outstanding-diluted     11,018,623          10,678,523           9,394,457          10,823,564
                                                       ===========         ===========         ===========        ============



                                                   See notes to financial statements.



                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Nine months ended September 30,
                                                                      2000              1999
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
   Net income                                                   $  1,607,794       $  1,456,337
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      449,202            306,513
   Amortization                                                      240,154            139,462
   Loss on Global lease settlements                                     -               465,134
   Bad debt reserves                                                 149,640               -
   Increase (decrease) in cash attributable to
     changes in operating assets and liabilities:
   due from clearing firm                                          3,931,370            377,774
   Trading and investment account securities                         (71,954)        (2,072,640)
   Commissions receivable                                            298,875             83,521
   Due from officers                                                  11,696             (5,411)
   Employee and broker receivables                                  (533,888)          (209,100)
   Other assets                                                      472,875            174,044
   Deferred income taxes                                             109,342             82,315
   Securities sold but not yet purchased                             308,785           (107,222)
   Commissions payable                                            (1,244,220)           139,706
   Accounts payable                                                   23,504           (117,104)
   Accrued expenses                                                   12,208             51,120
   Income taxes payable                                              347,846             93,417
   Other liabilities                                                (137,260)          (269,088)
                                                                  -----------        -----------
       Total adjustments                                           4,368,175           (867,559)
                                                                  -----------        -----------
       Net cash provided by operating activities                   5,975,969            588,778
                                                                  -----------        -----------
Cash flows from investing activities:
   Issuance of notes receivable                                         -              (243,616)
   Collection of notes receivable                                     74,708             93,884
   Collection of Global leases receivable                            526,413            447,750
   Additions to property and equipment                              (711,037)          (493,381)
   Dispositions of property and equipment                             12,851               -
                                                                  -----------        -----------
       Net cash used in investing activities                         (97,065)          (195,363)
                                                                  -----------        -----------
Cash flows from financing activities:
   Payment of notes payable                                         (773,172)           (88,347)
   Payment of subordinated notes payable                             (50,000)           (50,000)
   Payment of capital lease payable                                  (90,936)           (82,969)
   Payment of preferred stock dividend                               (75,782)           (42,344)
   Exercise of stock options                                          55,920            104,261
   Repurchase of common stock                                       (973,717)           (51,559)
                                                                  -----------        -----------
       Net cash used in financing activities                      (1,907,687)          (210,958)
                                                                  -----------        -----------
Net increase in cash                                               3,971,217            182,457
Cash at beginning of period                                          686,980            613,513
                                                                  -----------        -----------
Cash at end of period                                           $  4,658,197       $    795,970
                                                                  ===========         ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                 $    146,801       $    121,866
                                                                  ===========         ==========

       Income taxes                                             $    675,347       $      2,952
                                                                  ===========         ==========

Global lease settlement:
       Global leases received in settlement transaction         $       -          $  1,219,903
                                                                  ===========         ==========
       Note payable issued                                      $       -          $    625,917
                                                                  ===========         ==========
       Preferred stock issued                                   $       -          $  1,693,750
                                                                  ===========         ==========




                                    See notes to financial statements.


                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 2000 and 1999. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the nine-month and three-month periods ended September 30, 2000, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

         Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options and the deemed conversion of preferred stock and convertible debt. The EPS calculations do not include warrants to purchase approximately 9,240,000 common shares because they are anti-dilutive.

NOTE 3 - SHARE REPURCHASE

     During the nine months ended September 30, 2000, the Company repurchased 618,134 shares of its common stock for $973,717 under a share repurchase program authorized in 1999.

NOTE 4 - NEW CLEARING/FINANCIAL AGREEMENT

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. ('Fiserv') under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv.

     In November 2000, the Company completed the conversion of its customer accounts to Fiserv, and received the initial cash advance of $4,000,000.

NOTE 5 - DEBT PREPAYMENT

     In May 2000, the Company repaid $570,000 of convertible notes for 110% of face value, or $627,000. The $57,000 premium was recorded as an extraordinary loss, net of income taxes of $22,800.

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

General

     The Company, through its wholly-owned broker-dealer subsidiary, is primarily engaged in securities brokerage and trading as a principal in equities and fixed income securities. The Company also engages in investment advisory activities, insurance and annuity sales. All of these activities are highly competitive and sensitive to many factors outside the control of the Company, including market volatility, investor confidence and participation in the markets and general economic conditions.

Results of Operations

     Three Months Ended September 30, 2000 (the "2000 Period") vs. September 30, 1999 (the "1999 Period")


                                                     Three Months Ended September
                                                    2000                      1999
                                                   (000's)      % Change     (000's)
Revenues:
Commissions                                     $ 10,123           15       $ 8,775
Principal transactions                             1,226          (52)        2,534
Investment banking                                   670          793            75
Interest and other income                            652          (14)          763
                                                  ------          ----       ------
                                                $ 12,671            4       $12,147

                                                     Three Months Ended September
                                                    2000                      1999
                                                   (000's)      % Change     (000's)
Expenses:
Commissions, compensation
and benefits                                    $ 10,672           20       $ 8,871
Clearing and floor brokerage                         878            2           860
Communications and occupancy                         611           (8)          662
Legal matters and related costs                      249          (13)          286
Loss on Global lease settlements                       -         (100)          600
Other operating expenses                             817           23           664
Interest                                              32          (18)           39
                                                  ------         -----       ------
                                                $ 13,259           11       $11,982


     As the financial markets continued to experience significant volatility and uncertainty, the Company's results of operations reflected such conditions. For the three months ended September 30, 2000, the Company recorded revenue of $12,761,000, a slight increase of $525,000 or 4% over the third quarter of 1999. The lack luster performance can be attributed to the industry-wide pullback in market activity during the second and third quarters of 2000 as a result of volatility in the technology sector, the decrease in trading volume and the decrease in overall market values in both the Nasdaq and listed markets. Included in the 2000 Period total revenues, are realized and unrealized losses of $481,000 from market-making and investment activities in Jeremy's MicroBatch Ice Creams, which the Company took public in February 2000.

     Commission revenue from the sale of listed and over-the-counter securities and other agency transactions increased to $6,534,000 (52% of total revenues) during 2000, from $6,284,000 (52% of total revenues). Commission revenue from the sale of mutual funds, insurance products, and fees from managed accounts rose to $3,589,000 (28% of total revenues) for the 2000 Period from $2,491,000 (21% of total revenues), an increase of 44% over 1999.

     Revenues from market-making activities and principal trading accounted for the largest decrease in revenues. Revenues for the 2000 Period were $1,227,000, down from $2,533,000 in 1999, a decrease of 52%. The decrease is due to investment and trading losses in Nasdaq securities as well as losses relating to the Company's investment and market-making activities in Jeremy's MicroBatch Ice Creams.

     Investment banking revenues increased by $595,000, due to one private placement transaction completed during the period, which was introduced to the Company by one of its affiliate brokers.

     Compensation and benefits for the 2000 Period increased $1,800,000 or 20% over the same period last year. This category includes salaries, commission expense, payroll taxes and fringe benefits for salaried employees. Commissions paid to registered representatives for 2000 were $8,798,000 (69% of total revenues) as compared to $7,281,000 (60% of total revenues) in 1999, an increase of $1,517,000. Commission expense as a percentage of total revenues will fluctuate depending upon the product mix of commission-based versus principal transactions and trading gains and losses. The Company pays out a higher percentage on agency and investment banking transactions, which increased in the 2000 Period when compared with the 1999 Period. In addition, trading and investment losses for the 2000 Period reduced principal transaction revenue, which had the effect of increasing the percentage of commission expense to total revenue.

     Clearing costs, which is associated with the level of transaction volume, remained fairly constant during the 2000 Period. For the 2000 Period, clearing costs were $878,000 (7% of total revenues) as compared to $860,000 (7% of total revenues) when compared to the 1999 Period. The percentage of clearing costs to gross revenues can fluctuate depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others. Subsequent to the 2000 Period, the Company entered into a new clearing arrangement with Fiserv Securities, Inc.

     Communications and occupancy costs were $611,000 (5% of total revenues) for the 2000 Period as compared to $662,000 (5% of total revenues) for the 1999 Period.

     Other operating expenses increased by $154,000, to $817,000, during the 2000 Period when compared to the 1999 Period. The increase is due primarily to increased advertising campaigns for its discount brokerage division and registered representative recruiting.

     The Company continued to benefit from the enhanced supervision and compliance measures it implemented in 1999. Legal settlement costs for the three-month period of 2000 was less than $1,000 compared to $114,000 for the same period last year. The cost of defending certain claims increased by $77,000 during the 2000 Period. The Company is currently a respondent in various customer claims arising in the normal course of its securities business; however, none of these claims is expected to have a material impact on its financial condition.

     The effective tax rates for the nine months and three months ended September 30, 2000 were 40.8% and (33.7%), respectively, as compared to 11% and 39%, in the respective 1999 periods. Income taxes were accrued on 2000 income to date using regular statutory federal and state tax rates. The tax benefit on the September 2000 quarterly loss was less than expected due to valuation allowances provided on certain subsidiary company state tax losses.

     For the 2000 Period, the Company reported a net loss of $415,000 or $(.04) per basic and diluted share, as compared to a net income of $57,000, or $.01 per basic and diluted share for the 1999 Period. For the nine months ended September 30, 2000, the Company reported net income available to common stockholders of $1,532,000, or $.16 per basic and $.14 per diluted share, respectively, as compared to net income of $1,414,000, or $.14 per basic and diluted share for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with 66% of the Company's assets consisting of cash and cash equivalents; securities owned, which are marked to market; and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. Additionally, the Company's liquidity can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, and investment opportunities.

     Net cash provided by operating activities for the nine months was $5,976,000. The primary source of this increase was the net income for the nine months of $1,608,000 and the reduction in the receivable due from the clearing firm of $3,931,000.

     Investing activities required cash of $97,000 over the last nine months. Additions to capital expenditures consumed $711,000; the majority of which was in the first quarter of 2000. The Company projects additional expenditures for infrastructure and technology, particularly for the Company's move to the new clearing firm, to be approximately $100,000 for the remainder of fiscal 2000. Collection of notes receivable and Global leases receivable provided cash of $601,000.

     Financing activities used cash of $1,908,000 during the first nine months of 2000. A total of $974,000 was used to repurchase 618,134 of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made notes and capital lease repayments of $914,000 and dividend payments to preferred shareholders of $76,000. A total of $56,000 was received from the exercise of 57,000 stock options by various individuals during the year.

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

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company, which was received on November 13, 2000. The funds, net of federal and state income taxes, will be used primarily to enable the Company to pay for the cost of conversion to Fiserv and expand the Company's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, the Company will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. The Company is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria or terminates the agreement under certain circumstances prior to the expiration date as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to the Company in the second, third and fourth years of the agreement under similar conditions provided the Company achieves certain performance criteria and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement. The Company believes that the advance received net of taxes will be sufficient to pay for the anticipated costs of conversion.

     Management believes that operating income will satisfy the Company's liquidity needs, at least through the current fiscal year.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

        New Clearing Arrangement

     In May 2000, the Company entered into a 10-year clearing agreement with Fiserv Securities, Inc. ("Fiserv") under which Fiserv will act as the Company's primary clearing broker. In connection with the clearing agreement, the Company and Fiserv also entered into a financial agreement under which Fiserv will provide a cash advance of $4,000,000 to the Company upon the date of conversion to Fiserv.

     In November 2000, the Company completed the conversion of its customer accounts to Fiserv, and received the initial cash advance of $4,000,000.


        Stock Repurchase Program

     During the quarter ended September 30, 2000, the Company repurchased 170,200 shares of its common stock for $201,075 under a share repurchase program authorized in 1999.

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: November 20, 2000                /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



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