Form 10-K
period 2000-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2001-04-13
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000               -----------------
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

                            [Cover Page 1 of 2 Pages]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for its most recent fiscal year: $59,330,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of bid and asked prices of such stock, as of April 12, 2001 was $4,344,993.

The number of shares of Common Stock outstanding, as of April 12, 2001 was 8,862,035.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                            [Cover Page 2 of 2 Pages]

                                     PART I

Item 1.   Business

Introduction

     First Montauk Financial Corp. ("FMFC" or the "Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("FMSC"), has operated as a full service retail and institutional securities brokerage firm since 1987. FMSC provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, FMSC established Century Discount Investments, a discount brokerage division through which it operates an online brokerage operation. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI").

     FMSC has approximately 440 registered representatives and services over 50,000 retail and institutional customer accounts. All of FMSC's 162 branch offices, located in 28 states and Saudi Arabia, are owned and operated by affiliates; independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office.

     FMSC is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers Regulation, Inc. ("NASDR"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC") and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA. and execution services are provided by various floor brokerage and specialist firms. These arrangements provide FMSC with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows FMSC to offer products and services comparable to large brokerage firms.

     FMSC's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed                             15%
  Over-The-Counter                   41%
Municipal and Government Bonds        1%
Corporate Bonds                       4%
Unit Investment Trusts                2%
Mutual Funds                         13%
Options                               6%
Insurance and Annuities               9%
Corporate Finance                     4%
                                    ----
Total(1)                             95%

-------------------
(1)  Does not include interest and other income.

     The following table reflects FMSC's various sources of revenues and the percentage of total revenues for fiscal 2000. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and proprietary trading activities.

                                              Year Ended December 31, 2000
                                              Amount               Percent
                                              ------               -------
         Agency commissions from
          Equity Securities,
          Options and Mutual Funds           $46,529,771                78%

         Principal Transactions in
          Equity Securities, Municipal,
          Government and Corporate Bonds     $ 7,131,079                12%

         Interest and other Income           $ 3,252,325                 6%

         Investment Banking(1)               $ 2,416,711                 4%
                                              ----------               ---
         Total Revenues                      $59,329,886               100%


     (1)  Investment   banking   revenues   consist  of  commissions,   selling
concessions; consulting fees and other income from underwriting and syndicate activities and placement agent fees.

The Affiliate Program

     FMSC's primary method of operation is through its affiliate program, which allows registered representatives to operate as independent contractors. A registered representative who becomes an affiliate of FMSC establishes his own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. In return, the affiliate representative is entitled to retain a significantly higher percentage of the commissions generated by his sales than a registered representative in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

     Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, real estate brokers, financial planners, and accountants, who already provide financial services to their clients, can affiliate with FMSC and obtain the required licenses to become registered representatives. Affiliation enables these professionals to offer securities products and services to their clients through FMSC, and insurance products through MISI, and earn commissions and fees for these transactions.

     FMSC provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds and investment advisory programs; and research, compliance, supervision and related services.

     Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASDR to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. FMSC is ultimately responsible for supervising each affiliate and related registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. The Company maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken by the Company's registered representatives, employees and other agents in connection with the purchase and sale of securities and the administration of individual retirement plans.

Century Discount Investments

     In June 1997, FMSC established a discount brokerage division, "Century Discount Investments", to offer investors convenient and prompt retail brokerage services at significantly reduced commission rates. Century is designed to serve investors who do their own research and make their own investment decisions. These customers seek to avoid the higher brokerage commissions for securities research, investment recommendations or portfolio management associated with full service brokerage accounts. FMSC believes that this market segment has become increasingly significant to the brokerage industry and will continue to grow in the future. Century's business concentrates on the execution of unsolicited transactions, on an agency basis, from retail customers. Century is able to offer customers reduced commission rates since its service is not dependent on individual broker-customer relationships to generate orders. Century does not assign customer accounts to individual brokers and all Century registered representatives have immediate access to customer accounts and market information necessary to respond to any customer inquiry and order.

     Century, through its clearing firm, has developed the capability to offer online, discount brokerage and related investment services. The online services provide customers with automated securities order placement, market information and research capabilities through the Internet. In the future, Century intends to offer a broader range of investment services to the self- directed, sophisticated retail customer.

Montauk Insurance Services

     In 1991, FMFC formed Montauk Insurance Services, Inc ("MISI") for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed in 28 states. MISI derives revenue from the sale of insurance-related products and services to the customers of FMSC's registered representatives, who are also licensed to sell certain insurance products. In fiscal year 2000, the Company earned gross commissions of $5.1 million from the sale of insurance and annuity policies.

Asset Management and Portfolio Advisory Services

     FMSC is a SEC Registered Investment Adviser, providing investment advisory services to clients through independent, third-party sponsored advisory programs offered to individual and institutional clients. FMSC is registered or eligible to conduct business as an investment adviser in 31 states.

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

Strategic Relationships

     During the year, the Company formulated several strategic relationships with financial product vendors and other companies. These relationships provide cross-marketing opportunities as well as new product offerings to its customers. One such relationship is with a nationally recognized residential mortgage provider. Another, involves a relationship with an Internet-based financial planning firm. The Company expects to expand these relationships in the current fiscal year to provide for additional sources of revenue and lead generation for its registered representatives.

Recent Developments

New Clearing Arrangement

     In May 2000, FMSC entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as FMSC's primary clearing broker. In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv has provided a cash advance of $4,000,000 to FMSC on the date of conversion to Fiserv. The funds, net of federal and state income taxes, will be used primarily to enable FMSC to pay for the cost of conversion to Fiserv and expand FMSC's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, FMSC will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. FMSC is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria, or terminates the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to FMSC in the second, third and fourth years of the agreement under similar conditions, provided FMSC achieves certain performance criteria, and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement.

     As of February 1, 2001, FMSC and FMFC amended and restated the financial agreement with Fiserv. Under the restated terms, FMFC, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. FMFC has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, FMFC has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC stock that it owns.

New Trade Name

     In July 2000 the broker/dealer adopted a new trade name and logo, "Montauk Financial Group" to be used in advertising, marketing and communications with customers. The new trade name was designed in connection with the expansion of financial services from the general securities products and services which had been the Company's core offering. It is anticipated that the new name and modernized ship logo, will reflect the growth in all aspects of the Company's financial services, including asset management, financial and estate planning and insurance, in addition to general securities products and services.

Common Stock Repurchase Program

     In August 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares in market transactions. From that time until the end of fiscal 2000, the Company has purchased an aggregate of 1,285,534 shares of common stock for a total of $1,695,560. In fiscal 2000, repurchases of 1,105,034 shares were made at a cost of $1,460,740. The repurchase of common shares on the open market has the effect of reducing the number of outstanding common shares.

Extension of Class A Warrants

     In December 2000, the Company's Board of Directors authorized the extension of the Company's Class A Warrants for an additional two year period. The Class A Warrants originally provided the holder with the right to purchase one share of the Company's Common Stock at an exercise price of $3.00 per share until February 17, 2001. With the two year extension, holders of Class A Warrants now have the right to purchase one share of Common Stock at an exercise price of $3.00 per share until February 17, 2003.

     Competition

     FMSC encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, the Company also competes with numerous regional and local firms. FMSC also competes for experienced brokers with other firms offering an independent affiliate program such as Corporate Securities Group, Inc., Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

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

     FMSC competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. FMSC often offers incentives to qualified registered representatives to join the Company. These incentives can include cash loans, both forgivable based on duration of association and/or production levels, as well as non-forgivable, incentive stock options and a higher payout during a transitional period. FMSC has recently implemented new programs to better service its affiliates and to attract new brokers. The systems will enable brokers at any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive research reports and compliance memoranda via the firm's intranet component of its newly redesigned website.

     Government Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The SEC is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self regulatory organizations ("SROs"), principally the NASDR, and in the case of New York Stock Exchange, Inc. ("NYSE") member firms, the NYSE. The SROs, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the Commission and the SROs have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the Commission and SROs, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

     Employees

     The Company currently has approximately 440 registered representatives of which 390 are associated with affiliate offices. In addition, the Company employs 120 support personnel in the areas of operations, compliance, accounting, and administration. FMFC believes its relationship with its employees is satisfactory.

     Fidelity Bond

     As required by the NASDR and certain other authorities, FMSC carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation ("SIPC") for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances, with an additional $99,000,000 of protection provided by a private insurance company for the benefit of each customer. SIPC is funded through assessments on registered broker-dealers. SIPC charges a flat annual fee of $150.

Item 2.   Properties

Offices and Facilities

     In March 1997, the Company entered into a new seven year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable area at its executive offices which are located at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. The rent for the premises is
$35,850 per month, and in addition to the base rent, the Company pays as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 2000 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. In March 1998, the Company signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. The First Amendment to the Lease covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $52,000 through January 2005. The Master Lease and First Amendment also contain a six-year option to renew providing for a base rental payment of approximately $65,000 per month.

     In  June  1996,  Montauk  Insurance   Services,   the  Company's  insurance
subsidiary, leased 3,150 square feet in Paramus, New Jersey to house its administrative offices. In September 1997 the insurance division relocated to the Company's corporate offices in Red Bank, New Jersey, and the Paramus office became the home of Century Discount Investments, the Company's discount division. The three year lease provides for monthly base rent of $5,053 for the first year, $5,315 for the second year, and $5,578 for the third year. In 1999 MISI extended the term of this lease for an additional one year. In February 2000, MISI again extended the lease term for an additional three years at a monthly base rent of $6,890.

     In December 1999 FMSC entered into a 3-year lease commencing December 31, 1999 for 3,254 square feet of gross rentable area in the Vantage Ponte Building, Glen Allen, Virginia for offices for its former Montauk Affinity Marketing Corp. and for an affiliate retail brokerage office. The rent for the premises is $4,474.25 per month and in addition to the base rent, the company is responsible for additional rent comprising an operating expense pass through of approximately 5% annually. During October 2000, the company terminated its affiliation with Montauk Affinity Marketing Corp. and the lease premises became entirely used by an affiliate for retail brokerage. Effective June 1, 2001, this lease will be assigned to and assumed by an FMSC affiliate, Millenium Capital Management Co. This affiliate will then be responsible for the complete lease obligations.

     On March 31, 2001, the Company entered into a lease assignment and assumption agreement for a 3-year lease for 3,272 gross rentable square feet at a new branch office at 2250 Glades Road, Boca Raton, Florida. The rent for the premises is $7,433 per month, which includes in the base rate common area, maintenance charges, and taxes. This office will maintain a portion of leased space for administrative offices, with the balance of the space for affiliate retail offices.

Item 3.   Legal Proceedings

     Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

     FMSC is a respondent in a customer arbitration seeking rescissionary damages of approximately $19 million plus punitive damages. The claimant alleges violations of various provisions of the federal and state securities laws. FMSC has filed its answer to the claims and is vigorously defending the action. FMSC is also a defendant or co-defendant in various other legal proceedings incidental to its securities business. FMSC is contesting the allegations of these claims and believes that there are meritorious defenses in each case.

     In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. As of December 31, 2000, the Company has not established a loss provision in the accompanying financial statements for any liability that may result from these contingencies.

Item 4.   Submission of Matters on a Vote of Security Holders

                           Not Applicable.

                                     PART II

Item 5. Market of and Dividends on the Company's Common Equity and Related Stockholder Matters

A.      Principal Market

     The Company's Common Stock is traded in the over-the-counter market. Trading in the Company's Common Stock is reported on the NASDR Bulletin Board system and in the pink sheets published by Pink Sheets LLC. The Company believes that there is an established public trading market for the Company's Common Stock based on the volume of trading in the Company's Common Stock and the existence of market makers who regularly publish quotations for the Company's Common Stock. The Company's Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998.

B.      Market Information

     The Company's Common Stock commenced trading in the over-the-counter market in 1987. On April 12, 2001, the Company's common stock had a high and low bid price of $.55 and $.53, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock


Fiscal Year 2000                    High Bid        Low Bid

     1st Quarter                    $ 1.97          $ 1.13
     2nd Quarter                      1.75            1.25
     3rd Quarter                      1.56            1.00
     4th Quarter                      1.22            0.60

Fiscal Year 1999                    High Bid        Low Bid

     1st Quarter                    $ 3.75          $ 1.4375
     2nd Quarter                      3.00            1.5938
     3rd Quarter                      2.7188          1.5313
     4th Quarter                      1.9375          1.1250

Fiscal Year 1998                    High Bid        Low Bid

     1st Quarter                    $ 2.875         $ 2.00
     2nd Quarter                      3.28            2.41
     3rd Quarter                      2.53            1.01
     4th Quarter                      1.875           1.125

Item 6.  Selected Financial Data

                                                         Year ended December 31,
                                         2000            1999            1998          1997             1996
                                         ----            ----            ----          ----             ----

Operating results:

Revenues:
Commissions                          $46,529,771       $40,516,625     $30,741,404   $ 27,018,244    $ 25,749,690
Principal transactions                 7,131,079        14,000,680       8,795,599      7,257,576       7,660,700
Investment banking                     2,416,711           439,065         767,312      1,433,100         634,329
Insurance recovery                          -                 -               -           650,000            -
Interest and other income              3,252,325         2,628,246       1,572,063      1,383,713       1,044,969
                                       ---------        ---------       ---------      ---------      -----------
Total revenues                        59,329,886        57,584,616      41,876,378     37,742,633      35,089,688
                                      ----------        ----------      ----------     ----------     -----------

Expenses:
Commissions, employee
 compensation and
 benefits                             46,800,661        42,137,968      31,766,060     26,785,205      25,428,184
Clearing and floor
 brokerage                             4,003,345         4,109,961       3,674,859      3,021,709       3,139,142
Communications and
 occupancy                             2,731,681         2,697,433       2,557,313      1,860,350       1,662,936
Legal matters and
 related costs                         1,181,115         1,395,008       2,377,336      1,452,001       2,731,997
Write-down of Note
 Receivable - Global
 Financial Corp.                         239,183           100,000       1,775,000          --              --
Loss on Global lease
 Settlements                                --             600,416           3,524          --              --
Other operating expenses               4,862,158         3,545,308       2,958,450      2,093,670       2,006,615
Interest                                 160,230           166,104         131,215         84,695         105,772
                                      ----------         ---------       ---------     ----------       ---------

Total expenses                        59,978,373        54,752,198      45,243,757     35,297,630      35,074,646
                                                        ----------      ----------     ----------      ----------
Income (loss) before
 income taxes                           (648,487)        2,832,418      (3,367,379)     2,445,003          15,042
Provision for income taxes
 (income tax benefit)                      6,721           549,140        (604,532)       968,178         (17,747)
                                      ----------        ----------       ---------     ----------      ----------
Income (loss) before extraordinary
 loss                                   (655,208)        2,283,278     $(2,762,847)  $  1,476,825    $     32,789
                                      ==========        ==========      ===========    ==========      ===========
Extraordinary loss -
 extinguishment of debt, net of tax      (34,200)           --               --             --              --
                                      ----------        ----------       ----------     ----------     -----------
Net income (loss)                   $   (689,408)  $    2,283,278   $   (2,762,847)  $  1,476,825    $     32,789
                                      ==========        ==========       ==========    ===========     ===========
Net income (loss)
 available to
 common stockholders                 $  (792,136)       $2,215,528     $(2,762,847)  $   1,476,825   $     32,789
                                      ==========         =========      ===========    ===========     ===========
Per share of
 Common Stock:
    Basic                            $      (.08)       $      .22     $      (.28)  $         .17   $        .01
    Diluted                          $      (.08)       $      .21     $      (.28)  $         .14   $        .01


Item 6.  Selected Financial Data
          (continued)

                                                         Year ended December 31,
                                        2000             1999            1998          1997             1996
Weighted average  common shares
 outstanding -     Basic               9,450,055      9,878,129       9,725,116     8,788,734        7,767,224
                                      ==========      =========       =========     =========        =========
Weighted average
 common and common
 equivalent shares
 outstanding -
    Diluted                            9,450,055     11,262,708       9,725,116    10,351,032        8,623,538
                                      ==========     ==========       =========    ==========        =========

Financial condition:
Total assets                         $16,913,063    $17,059,184     $11,543,734   $11,971,934       $8,742,039
Total liabilities                    $ 9,203,672    $ 7,429,046     $ 5,320,107   $ 4,732,467       $4,625,260
Common Stock issued
 with guaranteed
  selling price                      $     6,500    $    36,500     $    36,500   $   346,500       $  421,500
Stockholders' equity                 $ 7,702,891    $ 9,593,638     $ 6,187,127   $ 6,892,967       $3,695,279




Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations - Three Years Ended December 31, 2000

     Fiscal 2000 was the Company's twelfth consecutive year of record revenues, with total revenues exceeding $59 million. The year began strong as Y2K fears were eliminated by a smooth transition into the new millennium and the U.S.
stock market came roaring into 2000. As the year progressed, diminishing investor confidence in the financial markets, coupled with more realistic valuations in the technology sector and a general slow down in the economy, reflected poorly on the Company's results of operations during the second half of the year, as trading volume dropped significantly.


                                                             Year Ended December 31,
                                             2000                            1999               1998
                                    (000's)        % Change           (000's)     Change       (000's)
                                    ------------------------------------------------------------------
Revenues:
Commissions                        $46,530             15            $40,517        32         $30,741
Principal transactions               7,131            (50)            14,001        59           8,796
Investment banking                   2,417            450                439      ( 43)            767
Interest and other income            3,252             24              2,628        67           1,572
                                    ------------------------------------------------------------------
Total Revenues                     $59,330              3            $57,585        38         $41,876
                                    ------------------------------------------------------------------

     The year-to-year revenue growth resulted from increased commissions from general securities transactions and insurance related products, particularly from the sale of variable annuities. This overall increase in commission revenue was due primarily to the addition of new affiliated representatives, a direct result of the increase in, and maturation of, our recruiting and marketing efforts. The Company also benefited from the exceptional performance in the equities markets of the first quarter of 2000, during which we earned 41% of our total revenues for the year.

     The insurance segment, consisting primarily of variable annuity products, increased $2,180,000, or 73%, from 1999 to 2000. Through training, education and marketing, the Company has succeeded in increasing its insurance sales with its existing base of financial professionals. The rise in revenues in fiscal 1999 when compared with 1998 resulted from increased commissions from general securities transactions (stocks, bonds and options). That increase was primarily attributable to the addition of new affiliated representatives, as well as an increase in the production from existing affiliated representatives on a year-to-year comparative basis.

     Market-making and principal trading activities accounted for the only decrease in the Company's revenues for fiscal 2000. Revenues for 2000 were $7.1 million, down from $14 million in 1999, a decrease of 50%. The decrease is due to investment and trading losses primarily in Nasdaq and other securities held in the firm's proprietary accounts. The firm has taken steps in 2001 to reduce market exposure by closely monitoring inventory position limits and implementing stop loss levels.

     In 1999, the largest increase as a percentage of revenues over 1998 resulted from increased principal transactions and trading profits in equity securities. Revenues from these areas increased 59% in 1999 when compared with 1998. Several of the firm's proprietary equity traders achieved significantly improved profitability in 1999 over 1998.

     The Company also realized a significant increase in investment banking revenues as a result of the completion of an initial public offering in the first quarter of 2000. The investor market for new offerings declined substantially in the latter part of the year, with the trend continuing into fiscal 2001. Therefore, it is anticipated that the Company will be unable to sustain these revenue levels in this business sector for 2001.


                                                                    Year Ended December 31,
                                                   2000                            1999                  1998
                                        (000's)            % Change        (000's)        % Change      (000's)
                                        -----------------------------------------------------------------------

Expenses:
Commissions, employee
 compensation and
 benefits                               $46,801               11           42,138            33        $ 31,766
Clearing and floor
 brokerage                                4,003               (3)           4,110            12           3,675
Communications and
 occupancy                                2,732                1            2,697             5           2,557
Legal matters and
 related costs                            1,181              (15)           1,395           (41)          2,377
Write-down of Note
 receivable - Global
 Financial Corp.                            239                1              100           (94)          1,775
Loss on lease
 settlements                                 --             (100)             600            50             100
Other operating expenses                  4,862               37            3,546            24           2,862
Interest                                    160               (4)             166            27             131
                                         ----------------------------------------------------------------------
Total expenses                          $59,978               10         $ 54,752            21         $45,243
                                         ----------------------------------------------------------------------


     Total expenses increased by $5,226,000, or 10% to $59,978,000 for 2000, up from $54,752,000 for 1999. Expenses increased in most areas due to the Company's continued expansion of operations, enhanced marketing efforts and staffing, and increased commission payouts to a greater number of registered representatives.

     During 2000, the Company paid commissions, employee compensation and employee benefits of $46,801,000 (79% of total revenues) as compared to $42,138,000 (73% of total revenues) in 1999. This category includes salaries, commission expense, and benefits for salaried employees. Commissions paid to registered representatives for fiscal 2000 totaled $39,289,000 (66% of total revenues) compared to $35,502,000 (62% of total revenues) in 1999, and accounted for almost $4,000,000, or 80% of the total increase in this expense category over fiscal 1999. The dollar increase in commissions paid is due primarily to the increase in commission revenues, as well as the increase in commission payout percentages, which is required to remain competitive in the independent brokerage arena.

     For 2000, the Company paid salaries, bonuses and benefits of $7,512,000 for management, operations and clerical personnel, as compared to $6,636,000 in 1999 and $5,294,000 in 1998. During the second half of 2000, the Company hired additional management and support staff for various departments, primarily in sales, recruiting and compliance. In 2000, the Company also added employees to its mutual fund and insurance departments, as well as on the equity order desk. The Company employed approximately 120 salaried employees as of December 31, 2000, 78 salaried employees as of December 31, 1999 and 68 salaries employees as of December 31, 1998. These increases in personnel were required to service and support the Company's growing network of affiliated registered representatives.

     Clearing costs, which are associated with the level of transaction volume and type, remained fairly constant during 2000. For 2000, clearing costs were $4 million (7% of total revenues) as compared to $4.1 million (7% of total revenues) in 1999. In 1999, clearing costs increased by $435,000 from 1998. The dollar increase in 1999 reflected the increased volume in securities transactions, which carry clearance and floor brokerage charges. The percentage of clearing costs to gross revenues can, and does, fluctuate depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others. In 1998 clearing costs were $3.6 million (9% of total revenues). Clearing costs as a percentage of revenues has decreased over the period from 1998 to 2000 due in part to volume discounts negotiated with the Company's clearing firm.

     Communications and occupancy costs remained relatively constant during fiscal 2000, increasing only slightly from $2,697,000 in 1999 to $2,732,000 in 2000. Communications and occupancy costs rose by $140,000 in 1999, an increase of 5% from 1998. The largest increase in this category was in the area of technology support and software enhancements. In 1999, the Company contracted with a data management consultant to upgrade the existing database and provide management with better information retrieval systems and reporting capabilities.

     For the third consecutive year, legal matters and related costs decreased as a result of the enhanced supervision and compliance measures implemented in 1999. These costs totaled $1,181,000 in 2000, down 15% from 1999 and 50% from 1998. FMSC is a respondent in a new customer arbitration (See Legal Proceedings). FMSC is also a defendant or co-defendant in various other legal proceedings incidental to its securities business. FMSC is contesting the allegations of these claims and believes that there are meritorious defenses in each case. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings.

     In December 1999, the Company accepted a $500,000 cash payment in settlement of an arbitration against another securities firm. The Company commenced the arbitration in an effort to recover customer settlements that it had previously paid on claims arising from the activities of a former affiliate office. The settlement was received in February 2000.

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

     Other operating expenses increased from $3,546,000 in 1999 to $4,861,000 in 2000, an increase of 37%. The increase is due primarily to the write-off of the balance of the receivable from Global Financial Corp. and various broker loan receivables, costs associated with the conversion to the new clearing firm, and increased sales and marketing initiatives. Other operating expenses increased from $2,862,000 in 1998 to $3,546,000 in 1999, an increase of 24%. That increase was due primarily to higher bad debts, depreciation expense and increased sales and marketing initiatives.

     The Company's effective tax rate in 2000 was 1% as compared to 19% in 1999 and (18)% in 1998. The rate in 2000 was higher than expected because of the effect of non-deductible expenses and an increase in the tax valuation allowance during the year. Management increased the tax valuation allowance in 2000 to offset tax benefits arising from state tax loss carryforwards and stock-based compensation because their realization is uncertain. The rate in 1999 was lower than expected because income tax expense was offset by the reversal of a valuation allowance established against deferred tax assets (principally reserves and net operating losses) in 1998. Based on an assessment of all available evidence, including improved operating results, management concluded that it was more likely than not that deferred tax assets as of December 31, 1999 would be realized. Accordingly, the balance of the valuation allowance at December 31, 1999 ($542,000) was reversed. The rate in 1998 was higher than expected because the existence of uncertainties regarding the resolution of various pending claims and the previously discussed Global matter led management to record a valuation allowance of $731,000 to offset deferred tax benefits.

     For the year 2000, the Company reported a net loss of $792,000 or $.08 per basic and diluted share, as compared to net income of $2,216,000, or $.22 per basic share and $.21 per diluted share, for 1999. For 1998, the Company reported a net loss of $2,763,000, or $.28 per basic and diluted share.

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

     Net cash provided by operating activities during 2000 was $5,333,000. Cash was generated in part from the $4 million advance received under the financial agreement with Fiserv in November 2000. For financial reporting purposes, the Company will earn the advance on a straight-line basis over the term of the clearing agreement. Amortization can be accelerated based on performance. The entire advance is subject to income taxes in the year of receipt. Fiserv has agreed to provide additional advances of $1,750,000 in each of the next three years of the agreement, provided FMSC meets certain performance and other criteria. Operating cash flows were also provided by funds drawn from FMSC's clearing firms of $4,057,000. These increases were partially offset by a net loss in 2000, increases in employee and broker receivables of $1,157,000, increases in deferred income taxes of $1,057,000, and decreases in commissions payable of $1,073,000. In an effort to compete with other broker-dealers for registered representatives, FMSC has increasingly made loans to brokers as an inducement to join the Company. Some of these loans are forgivable if the registered representative remains licensed with the Company for an agreed upon period of time, generally 1-2 years, and/or meets specified production goals. The unamortized balance of these loans at December 31, 2000 was $606,473. Other loans to registered representatives are payable in installments, generally over periods from 1-2 years, with interest rates ranging from 0% to 8% per annum.

     Investing activities required cash of $37,000 during 2000. Additions to fixed assets consumed $722,000, primarily for the purchase of computers, office furniture and equipment. The collection of Global leases receivable provided cash of $650,000. The Global leases were assigned to the Company in various settlement transactions with Global customers during 1999 (See Note 11 to the consolidated financial statements).

     In 1999, the Company completed a private offering of Series A Convertible Preferred Stock with the majority of the Global lease investors. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of the Company's Common Stock and pays a quarterly dividend of $.075 per Preferred Share.

     Financing activities used cash of $2,282,000 in 2000. A total of $1,461,000 was used to repurchase 1,105,034 shares of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made note and capital lease repayments of $1,019,000 and dividend payments to preferred stockholders of $103,000. A total of $56,000 was received from the exercise of 57,000 stock options by various individuals during the year.

     At December 31, 2000, the Company's broker-dealer subsidiary had net capital of $1,194,000, which was $682,000 in excess of its required net capital of $512,000, and the ratio of aggregate indebtedness to net capital was 6.43 to 1.

     The Company has various bank notes totaling $53,000. These notes bear interest at the prime rate (9.5% at December 31, 2000), and are collateralized by equipment owned by the Company. The loans are payable in monthly installments of $7,994.

     In 1998, the Company issued convertible promissory notes in the aggregate amount of $570,000 to a private investor and his affiliated entities in connection with a Global lease settlement. The principal amount was originally due in October 2003. In 2000, the Company redeemed the notes for 110% of the note principal, and recorded an extraordinary loss of $57,000 before income taxes from the early extinguishment.

     In 1999, the Company issued additional convertible notes in the original aggregate amount of $690,526 to several private investors in connection with a Global lease settlement. The notes are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company had recorded a loan discount on the notes of $64,609, which is being amortized over the note terms using the interest method. The notes are convertible into 345,263 shares of the Company's common stock based on a conversion price of $2.00 per share. Once the underlying shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     As of December 31, 2000, the Company had an aggregate of $100,000 of subordinated notes outstanding. The notes are payable in annual installments of $50,000 plus interest at 8% per annum. The notes are subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASDR.

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

Effects of Recently Issued Accounting Pronouncement

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities" and SFAS No. 138, "Accounting for certain derivative instrument and certain hedging activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 and No. 138 in the first quarter of fiscal 2001, and does not expect that the adoption of these new standards will have a material impact on its earnings or financial positions.

Market Risk

     Certain of the Company's business activities expose it to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit ratings of issuers of debt securities. This risk relates to financial instruments held by the company as investment and for trading.

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2000 and December 31,1999, the balances of the Company's equity securities positions owned and sold but not yet purchased were approximately $3,689,000 and $386,000 and $2,931,000 and $99,000, respectively.
In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts, could potentially have a material effect on the Company's financial position.

     The Company's client activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.

Item 8.    Financial Statements

     See Financial Statements attached hereto.

Item 9.    Disagreements on Accounting and Financial Disclosure

     Not Applicable.

                                  PART III

Item 10. Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:

         Name                       Age              Position
         ----                       ---              --------

Herbert Kurinsky                    69               Director,  President and Chief  Executive
                                                     Officer of FMFC and of FMSC and Registered
                                                     Options Principal of FMSC

William J. Kurinsky                 40               Director, Vice   President,   Chief
                                                     Operating and Chief Financial  Officer
                                                     and  Secretary  of FMFC  and of  FMSC  and
                                                     Financial/Operations Principal of FMSC

Robert I. Rabinowitz, Esq.          43               General Counsel,  FMFC,  Chief
                                                     Administrative  Officer,  Vice President
                                                     and General Securities Principal of FMSC

Norma Doxey                         61               Director, Vice President of Operations, FMSC

Ward R. Jones, Jr.                  70               Director

David I. Portman                    60               Director

Barry D. Shapiro, C.P.A.            58               Director


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

     Barry D. Shapiro, C.P.A. has been a director of the Company since December 6, 2000. From October 2000 to the present, Mr. Shapiro is a shareholder of the accounting firm, Withum, Smith + Brown in its Red Bank office. Mr. Shapiro was a partner of Shapiro & Weisman C.P.A.'s P.A. from 1976 thru 1996 when he became a partner of Rudolf, Cinnamon & Calafato, P.A. until joining Withum Smith + Brown. Mr. Shapiro was previously employed with the Internal Revenue Service from 1965 thru 1971, where he was responsible for audit, review and conference functions. Mr. Shapiro is a member of the New Jersey Society of Certified Public Accountants, where he currently participates on the IRS Co-Op and State Tax Committees. Mr. Shapiro is a past Trustee, Treasurer and Vice President of the NJSCPA. He has been involved and is in many civic and community activities, as well as charitable organizations, including the Monmouth County New Jersey Chapter of the American Cancer Society and the Ronald McDonald House of Long Branch, New Jersey. Mr. Shapiro received a B.S. in accounting from Rider University in 1965.

Significant Employees

     Dave M. McCoy, 39, has been director of retail sales since June 2000. Prior to that he was an affiliate registered representative with First Montauk Securities Corp. in the Boca Raton, Florida branch office since August 1992. From October 1991 through August 1992, Mr. McCoy was a Manager at Chelsea Street Securities, and from October 1990 through October 1991, he was a trader/manager in Biltmore Securities, both in Boca Raton, FL. Mr. McCoy holds a General Securities Agent and Principal licenses.

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

Certain Reports

     No person who, during the fiscal year ended December 31, 2000, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998 to each of the named executive officers of the Company.


                                               SUMMARY COMPENSATION TABLE

                                        Annual Compensation                           Long Term
                                                                                    Compensation

                                                                                                 Securities
                                                                                                 Underlying
Name & Principal                                                           Other Annual          Options/ SARs
Position                      Year       Salary        Bonus               Compensation          Granted
----------------              ----       ------        -----               ------------          -------------

Herbert Kurinsky              2000      $256,217.78    $ 29,306.21        $   2,000 (4)           125,000(1)
 Chairman, Chief              1999      $232,925       $100,000           $     925(4)                0
 Executive Officer (7)        1998      $175,000       $ 0                $  10,096(4)            100,000(1)

William J. Kurinsky           2000      $256,217.78    $ 0                $  2,000  (5)           125,000(2)
Vice President,               1999      $232,925       $100,000           $  1,925(5)                   0
 Chief Operating and          1998      $175,000       $ 0                $ 10,221(5)             100,000(2)
 Financial Officer
 and Secretary (8)

Robert I. Rabinowitz          2000      $150,000       $24,234.64         $  2,000 (6)              60,000(3)
General Counsel, FMFC,        1999      $125,000       $25,000            $  1,200(6)                   0
 Chief Administrative         1998      $125,000       $15,000            $    295(6)              100,000(3)
 Officer, FMSC (9)

--------------------------


     1) In 2000, the Compensation Committee of the Board of Directors (the "Committee") authorized an option grant to Mr. Herbert Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. In 1998, the Board of Directors authorized a grant to purchase 100,000 shares at an exercise prices of $1.9375 to Herbert Kurinsky. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     2) In 2000, the Compensation Committee of the Board of Directors (the "Committee") authorized an option grant to Mr. William J. Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. In 1998, the Board of Directors authorized a grant to purchase 100,000 shares at an exercise prices of $2.13 to William J. Kurinsky. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     3) In 2000, the Board of Directors authorized an option grant to Mr. Robert Rabinowitz to purchase 60,000 shares of Common Stock at an exercise price of $2.00 per share. In 1998, the Board of Directors authorized a grant to purchase 100,000 shares at an exercise prices of $1.9375 to Robert Rabinowitz. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     4) Includes (i) for 2000, automobile allowance of $2000; (ii) for 1999, auto allowance of $925; (iii) for 1998, vacation pay of $10,096.

     5) Includes: (i) for 2000, automobile allowance of $2,000; (ii) for 1999, auto allowance of $1928; (iii) for 1998, commissions of $125 and vacation pay of $10,096.

     6) Includes (i) for 2000, automobile allowance of $2,000; (ii) for 1999, automobile allowance of $1200; (iii) for 1998, commissions of $295.

     7) Mr. Herbert Kurinsky is the beneficial owner of 51,518 shares of the Company's Common Stock as of December 31, 2000, which shares had a market value of $36,578 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     8) Mr. William Kurinsky is the beneficial owner of 1,065,823 shares of the Company's Common Stock as of December 31, 2000, which shares had a market value of $756,734 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     9) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 2000, which shares had a market value of $20,945 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 2000, the Board of Directors met on four (4) occasions and all directors were present, either in person or by telephonic conference call.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee comprised of Ward
R. Jones, David Portman and Barry Shapiro. The Audit Committee met on one (1) occasion during fiscal year 2000. The Audit Committee reviews (i) the Company's audit functions, (ii) the finances, financial condition, and interim financial statements of the Company with management, and (iii), the year end financial statements of the Company with the Company's independent auditors. Members of the Audit Committee do not receive additional compensation for such service.

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2000.


                                          INDIVIDUAL GRANTS

                            Number of     % of Total
                            Underlying    Granted to      Exercise
                            Options/SARs  Employees in    or Base     Expiration
      Name                  Granted(#)    Fiscal Year     Price ($Sh)     Date
      ----                  ------------  ------------    ----------- ----------

Herbert Kurinsky              125,000         6.3%           $2.00      3/27/05
William J. Kurinsky           125,000         6.3%           $2.00      3/27/05
Robert I. Rabinowitz           60,000           3%           $2.00      3/27/05





                                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                         AND FY-END OPTION/SAR VALUES
                                                                                    Value of
                             Shares                 Number of                       Unexercised
                             Acquired               Unexercised                     In-the-money
                             on        Value        Options as of                   Options at
              Name           Exercise  Realized     December 31,2000                December 31, 2000(1)
              ----           --------  --------     ----------------                --------------------

                                                  Exercisable/Unexercisable     Exercisable/Unexercisable
     Herbert Kurinsky          --        $0              475,000/0                      $0/$0
     William J. Kurinsky       --        $0              500,000/0                      $0/$0
     Robert I. Rabinowitz      --        $0              328,750/0                      $0/$0


     (1) Based upon the closing bid price of the Company's Common Stock on December 31, 2000 ($.71 per share), less the exercise price for the aggregate number of shares subject to the options.

Employment Agreements

     In January 2000, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $256,218 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each will also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase from FMSC, up to 20% of all underwriters and/or placement agent warrants or options which are granted to FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each employee also receives health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

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

     In June 2000 at the Company's Annual Meeting of Shareholders, a resolution was passed amending the Incentive Stock Option Plan to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000. To date, options to purchase a total of 6,504,998 shares of the Company's Common Stock have been issued under the 1992 Plan.

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

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 380,000 options have been granted to the Company's Non-Executive members of the Board of Directors.

Senior Management Plan

     In 1996, the Company adopted the 1996 Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to 2,000,000 shares of Common Stock either upon issuance of options issued under the Plan or grants of restricted stock or incentive stock rights. Awards may be granted under the Management Plan to executive management employees by the Board of Directors or a committee of the board, if one is appointed for this purpose. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights ("SARs"), and restricted stock purchase agreements. The stock options granted under the Management Plan can be either ISOs or non-ISOs similar to the options granted under the Employee Stock Option Plan, except that the exercise price of non-ISOs shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a Grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of Common Stock. The Board or committee may grant limited SARs, which become exercisable upon a "change of control" of the Company. A change of control includes the purchase by any person of 25% or more of the voting power of the Company's outstanding securities, or a change in the majority of the Board of Directors.

     Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of the Company. Awards under the Management Plan may be made until 2006.

     In June 2000 at the Company's Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. To date, options to purchase a total of 2,375,000 shares of the Company's Common Stock have been issued under the Senior Management Plan.

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management

     The following table sets forth, as of April 12, 2001, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                    Amount and Percentage
and 5% Shareholders (1)                of Beneficial Ownership (1)
                                       Number of Shares              Percent

Herbert Kurinsky                           526,518(2)                  5.6
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                      1,925,823(3)                 19.8
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Robert I. Rabinowitz, Esq.                 375,749(4)                  4.0
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Ward R. Jones                              110,000(5)                  1.2
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                 74,900(6)                   *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

David I. Portman                           219,800(7)                  2.4
300 Ocean Avenue, Apt. 6A
Long Branch, NJ 07740

Barry Shapiro, C.P.A.                         0                       N/A
------------
------------


All Directors and                        3,232,790                    29.8
Officers as a group
(7 persons in number)

* Indicates less than 1%
_____________________

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

     (4) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 328,750 shares of Common Stock; 50,000 of which are owned by Mr. Rabinowitz's wife. Mr. Rabinowitz's children own 2,000 shares of Common Stock. Mr. Rabinowitz also owns 5,833 Class A Warrants, 5,833 Class B Warrants and 5,833 Class C Warrants.

     (5) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of Common Stock.

     (6) Includes vested and presently exercisable options of Ms. Norma Doxey to purchase 44,500 shares of Common Stock, and 18,000 non-vested stock options.

     (7) Includes vested and presently exercisable options of Mr. David Portman to purchase 100,000 shares of Common Stock. Mr. Portman also owns 16,600 Class A Warrants, 16,600 Class B Warrants and 16,600 Class C Warrants.

---------------------------

     NOTE: All Class A Warrants are exercisable at $3.00 per share for a period of five (5) years from February 17, 1998.

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

                                            FIRST MONTAUK FINANCIAL CORP.

                                            By /s/ Herbert Kurinsky
                                               ---------------------------------
                                               Herbert Kurinsky, President
Dated:  April 12, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Herbert Kurinsky                                             April 12, 2001
-------------------------------
Herbert Kurinsky
President, Chief Executive
Officer and Director

/s/ William J. Kurinsky                                          April 12, 2001
--------------------------------
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director

/s/ Norma Doxey
--------------------------------                                 April 12, 2001
Norma Doxey, Director


/s/ Ward R. Jones, Jr.
--------------------------------                                 April 12, 2001
Ward R. Jones, Jr., Director

/s/ David I. Portman
--------------------------------                                 April 12, 2001
David I. Portman, Director

/s/ Barry Shapiro
--------------------------------                                 April 12, 2001
Barry Shapiro, Director

                                 EXHIBITS INDEX

     The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770, and pursuant to 17 C.F.R. Sections
201.24 and 240.12b-32, are incorporated by reference to this document. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1997, (++) denotes exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1998. Those designated (+++) denotes exhibits which have been filed with the Company's Proxy Statement dated May 23, 2000 and are incorporated by reference herewith. Those designated (++++) denotes exhibits filed with herewith.

Exhibit No.                               Description

   3.1* Amended and Restated Certificate of Incorporation adopted at 1989 Special Meeting in lieu of Annual Meeting of Shareholders.

   3.2*           Amended and Restated By-Laws.

  10.8* Clearing Agreement between the Registrant and Wertheim Schroder & Co., Incorporated dated January 21, 1991.

  10.17*******    Office  Lease Agreement between First Montauk  Securities
                  Corp. and River Office Equities dated March 5, 1997.

  10.17.1 First Amendment to Office Lease Agreement dated March 5, 1997 between First Montauk Securities Corp. and River Office Equities dated March 3, 1998 (previously filed under
                  28.8 in Form 10-K for the fiscal year ended December 31,
                  1998).

  10.18++         Employment Agreement between First Montauk Securities Corp.
                  and Mark Lowe dated October 15, 1998.

  10.19++         Employment Agreement between First Montauk Securities Corp.
                  and Seth Rosen dated January 25, 1999.

  10.20++++       Employment Agreement between First Montauk Financial Corp.
                  and Herbert Kurinsky dated January 1, 2000.

  10.21++++       Employment Agreement between First Montauk Financial Corp.
                  and William J. Kurinsky dated January 1, 2000.

  10.22++++       Clearing Agreement dated May 8, 2000 between Fiserv
                  Securities, Inc. and First Montauk Securities Corp.

  10.23++++       Financial Agreement dated May 8, 2000 between Fiserv
                  Securities, Inc. and First Montauk Securities Corp.

  10.24++++       Amended and Restated Financial Agreement dated February 1,
                  2001 between Fiserv Securities,  Inc., First Montauk Financial
                  Corp. and First Montauk Securities Corp.

  10.25++++       Security Agreement dated February 1, 2001 between Fiserv
                  Securities, Inc. and First Montauk Financial Corp.

  11++++          Computation of Earnings Per Share.

  27++++          Financial Data Schedule.

  28.1*           1992 Incentive Stock Option Plan.

  28.2*           1992 Non-Executive Director Stock Option Plan.

  28.3******      Amended and Restated 1992 Incentive Stock Option Plan.

  28.4******      Non-Executive Director Stock Option Plan - Amended and
                  Restated June 28, 1996

  28.5******      1996 Senior Management Incentive Stock Option Plan.

  28.6+++         Second Amended and Restated 1992 Incentive Stock Option Plan.

  28.7+++         1996 Senior Management Incentive Plan Amended as of June 23,
                  2000.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
First Montauk Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                                 Schneider & Associates LLP

Jericho, New York
March 19, 2001




                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                           December 31,
                                                                     2000                 1999
ASSETS
Cash and cash equivalents                                        $ 3,701,010         $   686,980
Due from clearing firms                                            2,405,666           6,462,346
Commissions receivable                                                39,200             345,996
Trading and investment account securities                          3,975,309           3,475,891
Employee and broker receivables                                    1,609,666             452,285
Global leases receivable                                             174,661             824,313
Notes receivable                                                      18,000             482,531
Due from officers                                                    175,068             132,754
Property and equipment - net                                       2,304,533           2,193,506
Deferred income taxes - net                                        1,721,262             664,256
Other assets                                                         788,688           1,338,326
                                                                  ----------          ----------
     Total assets                                                $16,913,063         $17,059,184
                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deferred income                                                  $ 3,933,333         $    --
Securities sold, but not yet purchased, at market                    386,459             180,280
Notes payable                                                        559,179           1,477,428
Commissions payable                                                1,637,733           2,710,736
Accounts payable                                                     450,974             525,809
Accrued expenses                                                     840,578           1,072,552
Income taxes payable                                                 875,786             510,226
Other liabilities                                                    519,630             952,015
                                                                   ---------           ---------
     Total liabilities                                             9,203,672           7,429,046
                                                                   ---------           ---------
Temporary equity - stock subject to redemption                         6,500              36,500

Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY
Preferred Stock, 4,375,000 shares authorized, $.10 par
     value, no shares issued and outstanding                            --                  --
Series A Convertible Preferred Stock, 625,000 shares
     authorized, $.10 par value, 349,511 shares
     issued and outstanding; liquidation
     preference:  $1,747,555                                          34,951              34,951
Common Stock, no par value, 30,000,000 shares
     authorized, 9,309,309 and 10,035,943 shares issued,
     8,822,409 and 9,855,443 shares outstanding, respectively      4,063,397           5,185,818
Additional paid-in capital                                         4,253,765           4,080,730
Retained earnings                                                    230,921           1,023,057
Less:  Deferred compensation                                        (393,120)           (508,294)
Less:  Treasury stock, at cost (486,900 and 180,500
     shares, respectively)                                          (487,023)           (222,624)
                                                                  ----------          ----------
     Total stockholders' equity                                    7,702,891           9,593,638
                                                                  ----------          ----------
     Total liabilities and stockholders' equity                  $16,913,063         $17,059,184
                                                                  ==========          ==========







                                  See notes to consolidated financial statements.




                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                   Years ended December 31,
                                                            2000              1999         1998

Revenues:

Commissions                                             $46,529,771       $40,516,625     $30,741,404
Principal transactions                                    7,131,079        14,000,680       8,795,599
Investment banking                                        2,416,711           439,065         767,312
Interest and other income                                 3,252,325         2,628,246       1,572,063
                                                         ----------       -----------      ----------
                                                         59,329,886        57,584,616      41,876,378
                                                         ----------       -----------      ----------
Expenses:

Commissions, employee compensation
     and benefits                                        46,800,661       42,137,968       31,766,060
Clearing and floor brokerage                              4,003,345        4,109,961        3,674,859
Communications and occupancy                              2,731,681        2,697,433        2,557,313
Legal matters and related costs                           1,181,115        1,395,008        2,377,336
Write down of Notes Receivable - Global
 Financial Corp.                                            239,183          100,000        1,775,000
Loss on Global lease settlements                              --             600,416           99,899
Other operating expenses                                  4,862,158        3,545,308        2,862,075
Interest                                                    160,230          166,104          131,215
                                                         ----------       ----------       ----------
                                                         59,978,373       54,752,198       45,243,757
                                                         ----------       ----------       ----------
Income (loss) before income taxes                          (648,487)       2,832,418       (3,367,379)

Provision for income taxes (income tax benefit)               6,721          549,140         (604,532)
                                                         ----------       ----------       ----------
Income (loss) before extraordinary loss                    (655,208)       2,283,278       (2,762,847)
Extraordinary loss - extinguishment of debt,
     net of tax                                             (34,200)           --               --
                                                         ----------       ----------       ----------
Net income (loss)                                      $   (689,408)  $    2,283,278   $   (2,762,847)
                                                         ==========       ==========       ==========
Net income (loss) available to common stockholders     $   (792,136)  $    2,215,528   $   (2,762,847)
                                                         ==========       ==========       ==========

Per share of Common Stock:
     Basic:
     Before extraordinary loss                         $      (0.08)  $         0.22   $        (0.28)
     Extraordinary loss                                        --              --               --
                                                          ---------       ----------       ----------
     Net income (loss) available to common
      stockholders                                     $      (0.08)  $         0.22   $        (0.28)
                                                          =========       ==========       ==========
     Diluted:
     Before extraordinary loss                         $      (0.08)  $         0.21   $        (0.28)
     Extraordinary loss                                        --              --                --
                                                          ---------       ----------       ----------
     Net income (loss) available to common
      stockholders                                     $      (0.08)  $         0.21   $        (0.28)
                                                          =========       ==========       ==========
Weighted average common shares
     outstanding - basic                                  9,450,055        9,878,129        9,725,116
                                                          =========       ==========       ==========
Weighted average common and common
     equivalent shares outstanding - diluted              9,450,055       11,262,708        9,725,116
                                                          =========       ==========       ==========


                                  See notes to consolidated financial statements.


                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 2000




                                                                                   Series A Convertible     Additional
                                                      Common Stock                    Preferred Stock         Paid-in
                                                 Shares          Amount            Shares          Amount     Capital

Balances at January 1, 1998                      9,198,444     $4,334,173              --           --      $1,173,437

Proceeds from rights offering                           --             --              --           --       1,382,751
Registration costs                                      --             --              --           --        (236,317)
Exercise of stock options                          432,050        342,419              --           --              --
Exercise of common stock
 purchase warrants                                     999          4,995              --           --              --
Deferred compensation                                   --             --              --           --         544,179
Amortization of deferred
  compensation                                          --             --              --           --              --
Transfer from temporary equity                     170,000        299,390              --           --              --
Tax benefit related to exercise of
 stock options                                          --             --              --           --         115,781
Net loss for the year                                   --             --              --           --              --
                                                 ---------      ---------           --------    ---------    ---------
Balances at December 31, 1998                    9,801,493      4,980,977              --           --       2,979,831

Exercise of stock options                          234,450        204,841              --           --              --
Deferred compensation                                   --             --              --           --         122,925
Amortization of deferred
  compensation                                          --             --              --           --              --
Repurchase of common stock                              --             --              --           --              --
Issuance of common stock
  purchase warrants                                     --             --              --           --          27,382
Issuance of preferred stock                             --             --         349,511       34,951         950,592
Payment of dividends                                    --             --              --           --              --
Net income for the year                                 --             --              --          --               --
                                                ----------      ---------         -------       ------       ---------
Balances at December 31, 1999                   10,035,943      5,185,818         349,511       34,951       4,080,730


Exercise of stock options                           57,000         55,920              --           --              --
Transfer from temporary equity                      15,000         18,000              --           --              --
Deferred compensation                                   --             --              --           --         173,035
Amortization of deferred
   compensation                                         --             --              --           --              --
Repurchase of common stock                              --             --              --           --              --
Cancellation of treasury shares                   (798,634)    (1,196,341)             --           --              --
Payment of dividends                                    --             --              --           --              --
Net loss for the year                                   --             --              --           --              --
                                                 ---------      ---------         -------       ------       ---------
Balances at December 31, 2000                    9,309,309     $4,063,397         349,511      $34,951      $4,253,765
                                                 =========      =========         =======       ======       =========


                                                  See notes to consolidated financial statements.


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 2000


                                            Retained
                                            Earnings
                                          (Accumulated        Deferred                 Treasury Stock       Stockholders'
                                            Deficit)        Compensation           Shares         Amount       Equity

Balances at January 1, 1998                $1,570,376          $(185,019)            --             --       $6,892,967

Proceeds from rights offering                      --                 --             --             --        1,382,751
Registration costs                                 --                 --             --             --         (236,317)
Exercise of stock options                          --                 --             --             --          342,419
Exercise of common stock
 purchase warrants                                 --                 --             --             --            4,995
Deferred compensation                              --           (544,179)            --             --               --
Amortization of deferred
  compensation                                     --            147,988             --             --          147,988
Transfer from temporary equity                     --                 --             --             --          299,390
Tax benefit related to exercise of
 stock options                                     --                 --             --             --          115,781
Net loss for the year                      (2,762,847)                --             --             --       (2,762,847)
                                            ---------            -------      ---------      ---------        ---------
Balances at December 31, 1998              (1,192,471)          (581,210)            --             --        6,187,127

Exercise of stock options                          --                 --             --             --          204,841
Deferred compensation                              --           (122,925)            --             --               --
Amortization of deferred
  compensation                                     --            195,841             --             --          195,841
Repurchase of common stock                         --                 --       (180,500)      (222,624)        (222,624)
Issuance of common stock
  purchase warrants                                --                 --             --             --           27,382
Issuance of preferred stock                        --                 --             --             --          985,543
Payment of dividends                          (67,750)                --             --             --          (67,750)
Net income for the year                     2,283,278                 --             --             --        2,283,278
                                            ---------            -------      ---------      ---------        ---------
Balances at December 31, 1999               1,023,057           (508,294)      (180,500)      (222,624)       9,593,638

Exercise of stock options                          --                 --             --             --           55,920
Transfer from temporary equity                     --                 --             --             --           18,000
Deferred compensation                              --           (173,035)            --             --               --
Amortization of deferred
   compensation                                    --            288,209             --             --          288,209
Repurchase of common stock                         --                 --     (1,105,034)    (1,460,740)      (1,460,740)
Cancellation of treasury shares                    --                 --        798,634      1,196,341               --
Payment of dividends                         (102,728)                --             --             --         (102,728)
Net loss for the year                        (689,408)                --             --             --         (689,408)
                                            ---------            -------      ---------      ---------        ---------
Balances at December 31, 2000             $   230,921          $(393,120)      (486,900)   $  (487,023)     $ 7,702,891
                                            =========            =======      =========      =========        =========

                                           See notes to consolidated financial statements.


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended December 31,
                                                                     2000              1999            1998

Cash flows from operating activities:
     Net income (loss)                                           $  (689,408)     $ 2,283,278      $(2,762,847)
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Common stock issued with guaranteed
      selling price                                                       --               --           30,000
     Tax benefit related to exercise of stock options                     --               --          115,781
     Depreciation and amortization                                   600,626          539,306          357,831
     Amortization of deferred compensation                           288,209          195,841          147,988
     Amortization of bond discount                                    31,736           10,988               --
     Loan reserves and write-offs                                    389,823          100,000        1,775,000
     Loss on Global lease settlements                                     --          377,667               --
     Other                                                           (1,448)               --          (15,086)
     Increase (decrease) in cash attributable to
      changes in assets and liabilities:
     Due from clearing firms                                       4,056,680       (3,586,144)        (168,420)
     Commissions receivable                                          306,796          (95,193)          (4,553)
     Trading and investment account securities                      (499,418)        (742,631)         924,244
     Employee and broker receivables                              (1,157,381)         145,927          328,983
     Due from officers                                               (42,314)          (1,253)          15,190
     Deferred income taxes - net                                  (1,057,006)          36,499         (664,787)
     Other assets                                                    344,209         (152,692)          22,224
     Deferred income                                                3,933,333              --               --
     Securities sold, but not yet purchased                          206,179         (146,767)        (482,476)
     Commissions payable                                          (1,073,003)       1,179,092          (92,672)
     Accounts payable                                                (74,835)        (276,689)         301,229
     Accrued expenses                                               (231,974)         167,398           70,564
     Income taxes payable                                            365,560          510,226               --
     Other liabilities                                              (363,337)         378,631           67,715
                                                                   ---------        ---------        ---------
         Total adjustments                                         6,022,435       (1,359,794)       2,728,755
         Net cash provided by (used in)                            ---------        ---------        ---------
          operating activities                                     5,333,027          923,484          (34,092)
                                                                   ---------        ---------        ---------
Cash flows from investing activities:
     Issuance of notes receivable                                         --         (207,000)      (2,091,704)
     Collection of notes receivable                                   74,708          102,197          777,029
     Payment for Global leases receivable                                 --          (12,532)              --
     Collection of Global leases receivable                          649,652          619,497               --
     Additions to property and equipment                            (722,205)        (658,342)        (986,315)
     Other assets                                                    (39,150)         (23,867)         109,344
                                                                   ---------        ---------        ---------
         Net cash used in investing activities                       (36,995)        (180,047)      (2,191,646)
                                                                   ---------        ---------        ---------
Cash flows from financing activities:
     Proceeds from notes payable                                          --               --          300,000
     Payments of notes payable                                      (896,364)        (227,943)        (145,925)
     Proceeds from capital lease financing                                --               --          304,068
     Repurchase of common stock                                   (1,460,740)        (222,624)              --
     Payments of capital leases payable                             (122,669)        (111,915)         (18,621)
     Payment of preferred stock dividends                           (102,728)         (67,750)              --
     Proceeds from rights offering                                        --               --        1,382,751
     Registration costs                                                   --               --         (120,320)
     Proceeds from exercise of stock
      options and warrants                                            55,920          204,841          347,415
     Other assets                                                    244,579         (244,579)              --
                                                                   ---------         --------        ---------
         Net cash provided by (used in)
         financing activities                                     (2,282,002)        (669,970)       2,049,368
                                                                   ---------         --------        ---------
Net increase (decrease) in cash and
     cash equivalents                                              3,014,030           73,467         (176,370)
Cash and cash equivalents at beginning of year                       686,980          613,513          789,883
                                                                   ---------         --------        ---------
Cash and cash equivalents at end of year                         $ 3,701,010       $  686,980      $   613,513
                                                                   =========         ========        =========



                                          See notes to consolidated financial statements.



                                          FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (continued)


                                                                             Years ended December 31,
                                                                     2000              1999            1998

Supplemental disclosures of cash flow
information:
     Cash paid (refunded) during the period for:
         Interest                                               $    160,230    $     166,104      $   131,215
         Income taxes                                           $    725,800    $       5,232      $  (223,871)

Debt issued in exchange for Global leases
     receivable                                                 $         --    $     266,054      $   170,101

Preferred stock issued in exchange for
     Global leases receivable                                   $         --    $     985,543      $        --

Common stock purchase warrants issued in
     exchange for Global leases receivable                      $         --    $      27,382      $        --

Equipment financed under capital leases                         $         --    $          --      $    88,132

Transfer of temporary equity to permanent capital               $     18,000    $          --      $   299,390




















                                              See notes to consolidated financial statements.

NOTE 1 -        NATURE OF BUSINESS

     First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), is primarily engaged in securities brokerage, investment banking and trading. FMSC is a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Through FMSC, the Company executes principal and agency transactions, makes markets in over-the-counter securities, and performs underwriting and investment banking services. Customers are located throughout the United States. Montauk Insurance Services, Inc.
(MISI) sells a range of insurance products. Montauk Advisors, Inc. (MAI) previously sold investments in equipment leases, but is no longer active. The Company operates in one business segment.

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

     Reclassification

     Certain  items  in  the  1998  and  1999  financial  statements  have  been
reclassified   to  conform   with  the  current   year's   presentation.   These
reclassifications are not material to the consolidated financial statements.

     Revenue Recognition

     Securities transactions, commission income and related expenses are recorded on a trade date basis. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonably determinable. Sales concessions from participation in syndicated offerings are recorded on settlement date.

     Securities owned and securities sold but not yet repurchased are stated at quoted market value with unrealized gains and losses included in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings.

     Advertising

     Advertising costs are expensed as incurred and totaled $348,000, $398,000, and $230,000 in 2000, 1999, and 1998, respectively.

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

     Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

     Net Income (Loss) per Share

     Basic EPS is computed by dividing net income or net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                               Years ended December 31,
                                          2000          1999           1998
                                          ----          ----           ----

     Stock options                     4,509,698         --         3,253,300
     Warrants                          9,242,338     9,242,338      9,217,338
     Convertible debt                    345,263         --           380,000
     Convertible preferred stock         699,022         --           699,022

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

     Stock-based compensation

     The Company uses the intrinsic value method to value stock options issued to employees and directors, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". Stock options granted to nonemployees are recorded at their fair value, which is measured initially at the grant date using the Black-Scholes options pricing model, and recognized over the related service period. These options are periodically remeasured during the vesting period.

     Comprehensive Income

     In January 1998, the Company adopted SFAS No. 130, which establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company has no comprehensive income components to report for any period presented.

        Accounting Pronouncements

     In June 1998 and June 2000, the FASB issued SFAS No. 133, "Accounting for derivative instruments and hedging activities" and SFAS No. 138, "Accounting for certain derivative instrument and certain hedging activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS No. 133 and No. 138 in the first quarter of fiscal 2001, and does not expect that the adoption of these new standards will have a material impact on its earnings or financial positions.

NOTE 3 -        TRADING AND INVESTMENT SECURITIES


                                                                          December 31,
                                                          2000                                 1999
                                                                 Sold but                            Sold but
                                                                  not yet                             not yet
                                                  Owned          Purchased              Owned        Purchased
                                                  -----          ---------              -----        ---------
Marketable:
   Municipal obligations                   $     5,995        $        --         $   73,310       $       --
   Stocks                                    3,490,353            110,113          2,922,437           97,204
   Corporate obligations                       191,362                --             346,420           80,952
   Options                                     163,867            276,346                 --               --
   Other                                        35,249                --               8,500            2,124
Nonmarketable securities                        88,483                 --            125,224               --
                                             ---------            -------          ---------          -------
                                            $3,975,309           $386,459         $3,475,891         $180,280
                                             =========            =======          =========          =======


     Securities owned, and securities sold, but not yet purchased consist of trading securities at quoted market values. Nonmarketable securities consist of investment securities recorded at estimated fair value that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933.


NOTE 4 -        EMPLOYEE AND BROKER RECEIVABLES

                                                            December 31,
                                                       2000              1999

                Commission advances               $  251,512          $ 28,880
                Forgivable loans                     606,473            82,634
                Other loans                          751,681           340,771
                                                   ---------           -------
                                                  $1,609,666          $452,285

     The Company has an arrangement with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to two years, and/or if they meet specified production goals. The loans are being amortized to expense for financial reporting purposes over the term of the loan. Loan amortization expense was $129,986, $88,253 and $206,851 in 2000, 1999 and 1998, respectively.

     Other loans to employees and registered representatives are payable in installments generally over periods from one to two years with interest rates ranging from 0% to 8% per annum.

NOTE 5 -        PROPERTY AND EQUIPMENT

                                                                              December 31,
                                                                          2000             1999

                Computer and office equipment                         $ 2,793,518      $ 2,359,275
                Furniture and fixtures                                  1,140,170          929,373
                Leasehold improvements                                    785,190          728,797
                                                                        ---------        ---------
                                                                        4,718,878        4,017,445
                Less:  Accumulated depreciation and amortization       (2,414,345)      (1,823,939)
                                                                        ---------        ---------
                                                                      $ 2,304,533      $ 2,193,506
                                                                        =========        =========



     Depreciation expense was $600,626,  $539,306 and $357,831 in 2000, 1999 and
1998, respectively.


NOTE 6 -        NOTES RECEIVABLE

                                                                           December 31,
                                                                       2000           1999
                                                                      ----           ----

                a) Environmental Coupon Marketing, Inc. (ECM)     $    --         $149,640
                b) Global Financial Corp. (Global)                   18,000        332,891
                                                                     ------        -------
                                                                    $18,000       $482,531
                                                                     ======        =======


     a) ECM is a closely-held marketer of recycling programs to retailers. During 2000, the Company wrote off the ECM note balance after evaluating prospects for collection, including a review of ECM's financial condition and the note's default status.

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

     During 1998, the Company undertook a full review of the Global loans to evaluate their collectability, and determined that, based on various events and circumstances, including the insolvency of Global and FCS, and steadily declining collections on the lease portfolio serviced by Global, the loans to Global were impaired. Accordingly, the Company recorded an impairment loss of $1,775,000 in its financial statements for 1998, and increased the reserve by $100,000 in 1999 after further review. During 2000, the Company applied $75,000 from a property sale to the note, and recorded an additional impairment charge of $239,000 due to uncertainty as to the timing and the amount of proceeds that might be realized from future asset sales. The balance of the note ($18,000) was subsequently collected.

NOTE 7 -        DUE FROM OFFICERS

     Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand.

NOTE 8 -         NEW CLEARING/FINANCIAL AGREEMENTS

     In May 2000, FMSC entered into a 10-year clearing agreement with Fiserv Securities, Inc. ("Fiserv") under which Fiserv will act as FMSC's primary clearing broker. In connection with the clearing agreement, the parties also entered into a financial agreement under which Fiserv agreed to provide a cash advance of $4,000,000 (the "initial payment") to FMSC upon the date of conversion of customer accounts to Fiserv. The conversion occurred in November 2000, at which time the advance was paid. For financial reporting purposes, the Company will earn the advance on a straight-line basis over the term of the clearing agreement. Amortization can be accelerated based on performance. FMSC is obligated to repay any unearned portion of the initial payment in the event it fails to achieve certain minimum performance criteria by the end of the agreement, or terminates the agreement under certain circumstances prior to expiration. FMSC could also be subject to monetary penalties for nonperformance.

     Fiserv has agreed to provide additional advances to FMSC in the second, third and fourth years of the clearing agreement under conditions similar to the initial payment, provided FMSC meets certain performance and other criteria. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement.

     Subsequent to December 31, 2000, the Company and FMSC amended and restated the financial agreement with Fiserv (see Note 22).


NOTE 9 -        NOTES PAYABLE

                                                                                           December 31,
                                                                                      2000             1999
                                                                                     ----             ----

                a)    Notes payable - bank                                        $  52,994        $  148,919
                b)    10% convertible promissory notes payable                           --           570,000
                c)    Convertible promissory notes, net of discount                 406,185           608,509
                d)    Subordinated notes payable                                    100,000           150,000
                                                                                    -------         ---------
                                                                                   $559,179        $1,477,428

                                                                                    =======         =========


     a) Term loans  bearing  interest  at the prime rate (9.5% at  December  31,
2000); payable in monthly installments of $7,994, plus interest; collateralized by equipment.

     b) Notes in the aggregate amount of $570,000 issued to a private investor and his affiliated entities in connection with a Global lease settlement (see
Note 10); interest was payable semiannually at 10% per annum. Principal was due in October 2003. The notes were callable at the Company's option upon thirty days' written notice at a redemption price of 105% of outstanding principal plus accrued interest. The noteholder had the right to convert the notes into up to 380,000 shares of the Company's common stock based on a conversion price of $1.50 per share. During 2000, the Company redeemed the loans for 110% of the note principal, and recorded an extraordinary loss of $57,000 before income taxes from the early extinguishment.

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

     Aggregate annual maturities of long-term debt are as follows:

          2001                          $281,803
          2002                           277,376
                                         -------
                                        $559,179
                                         =======


NOTE 10 -        ACCRUED EXPENSES

                Accrued expenses consist of the following:

                                                          December 31,
                                                     2000           1999
                                                     ----           ----

                Reserves for legal matters      $     --       $  595,476
                Other                              840,578        477,076
                                                   -------        -------
                                                  $840,578     $1,072,552

     In 1999, the Company established an allowance of $595,476 to absorb losses from customer claims and other legal matters that were probable and could be reasonably estimated.


NOTE 11 -       GLOBAL LEASE SETTLEMENTS

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

NOTE 12 -       INCOME TAXES

     The provision for income taxes (income tax benefit) consists of the following:

                                                                                 December 31,
                                                                      2000          1999               1998
                                                                      ----          ----               ----
                Currently payable:
                      Federal                                   $   838,225      $ 301,058       $        --
                      State                                         225,502        211,583            60,255
                                                                  ---------        -------           -------
                                                                  1,063,727        512,641            60,255
                                                                  ---------        -------           -------
                Deferred:
                      Federal                                      (817,223)        138,673         (727,531)
                      State                                        (239,783)       (102,174)          62,744
                                                                  ---------         -------          -------
                                                                 (1,057,006)         36,499         (664,787)
                                                                  ---------         -------          -------
                                                               $      6,721       $ 549,140      $  (604,532)
                                                                  =========         =======         ========

     Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                                 December 31,
                                                                    2000            1999               1998
                                                                    ----            ----               ----

                Expected federal tax at statutory rate            $(220,319)      $ 963,421      $(1,144,909)
                Non-deductible expenses                              32,219          20,998           11,456
                State taxes, net of federal tax effect              (44,355)        172,956         (200,021)
                Other                                                  --           (66,395)          (2,527)
                Change in valuation allowance                       239,176        (541,840)         731,469
                                                                   --------         -------        ---------
                                                                  $   6,721       $ 549,140      $  (604,532)
                                                                   ========         =======        =========


     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are:

                                                           December 31,
                                                       2000            1999
                                                       ----            ----
                Deferred tax assets:
                      Deferred income            $1,573,333        $      --
                      Accrued expenses               75,188          500,936
                      Tax loss carryforwards        180,986          189,629
                      Stock-based compensation      247,819          146,272
                      Other                          72,741           33,993
                                                  ---------          -------
                                                  2,150,067          870,830
                                                  ---------          -------

                Deferred tax liabilities:
                      Property and equipment          --              14,855
                      Other                           --               2,090
                                                  ---------          -------
                                                      --              16,945
                                                  ---------          -------
                                                      --             853,885
                Valuation allowance               (428,805)         (189,629)
                                                  --------           -------
                Net deferred tax assets         $1,721,262         $ 664,256
                                                 =========           =======

     The Company has recorded valuation allowances to offset tax benefits arising from state tax loss carryforwards and stock-based compensation because their realization is uncertain.

NOTE 13 -       COMMITMENTS AND CONTINGENT LIABILITIES

     Leases

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2005. The lease for the Company's headquarters has a six-year renewal option through 2011. The Company has also entered into various agreements classified as capital leases.

     Future minimum lease payments as of December 31, 2000 are as follows:

                                                 Capital        Operating
                                                 Leases           Leases
                                                 -------        ---------

            2001                                $146,986       $  828,003
            2002                                   --             773,173
            2003                                   --             666,150
            2004                                   --             641,071
            2005                                   --              53,333
                                                 -------          -------
       Total minimum lease payments              146,986       $2,961,730
       Less:  Amount representing interest on                   =========
              capital leases                       7,991
                                                 -------
        Present value of minimum lease
         payments                               $138,995
                                                 =======

     Operating lease expense for 2000, 1999 and 1998 totaled $955,866, $947,732 and $857,715, respectively.

     Employment agreements

     In January 2000, the Company entered into new employment agreements with its president and vice-president. The agreements run for three years and provide for 10% annual increases in base salaries, and customary fringe benefits. The officers will also be entitled to share in a bonus pool equal to 10% of the net pre-tax profit of the Company, as defined.

     Legal matters

     FMSC is a respondent in a customer arbitration seeking rescissionary damages of approximately $19 million plus punitive damages. The claimant alleges violations of various provisions of federal and state securities laws. FMSC has filed its answer to the claims and is vigorously defending the action. FMSC is also a defendant or co-defendant in various other legal proceedings incidental to its securities business. The Company is contesting the allegations of these claims and believes that there are meritorious defenses in each case. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. As of December 31, 2000, the Company has not established a loss provision in the accompanying financial statements for any liability that may result from these contingencies.

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

NOTE 14 -       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and
                CONCENTRATIONS OF CREDIT RISK

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

     The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities ($386,459 and $180,280 at December 31, 2000 and 1999, respectively) and will incur a loss if the market value of the securities increases subsequent to year-end.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Asset balances may periodically exceed insurance coverage.

NOTE 15 -       DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution pension plan [401(k)] covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for 2000, 1999 and 1998 were $-0-, $74,132 and $38,077, respectively.

NOTE 16 -       TEMPORARY EQUITY - STOCK SUBJECT TO REDEMPTION

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

     The Company has established a temporary equity account to record its maximum liability from the guarantees. Payment of any shortfall is charged to this account. Any balance remaining at the end of the respective holding periods is credited to permanent capital. Following is a schedule of activity in this account for the year ended December 31, 2000 (there was no activity during 1999):

                                                   Shares            Amount
                                                   ------            ------

                Balances, December 31, 1999        18,000         $ 36,500
                Payments                             --            (12,000)
                Transfer to permanent capital     (15,000)         (18,000)
                                                   ------           ------

                Balances, December 31, 2000         3,000         $  6,500
                                                   ======           ======

NOTE 17 -       STOCK OPTION PLANS

     The Company currently has three option plans in place: The 1992 Incentive Stock Option Plan (the "1992 Plan"), the 1992 Non-Executive Director Stock Option Plan (the "Director Plan"), and the 1996 Senior Management Incentive Plan (the "1996 Plan").

     In June 2000, the Company's stockholders approved an amendment to the 1992 Plan to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000 shares. Under the 1992 Plan, options may be granted to employees, consultants and registered representatives of the Company, but only options issued to employees will qualify for incentive stock option treatment (ISOs). The exercise price of an option designated as an ISO may not be less than the fair market value of the Common Stock on the date of grant. However, ISOs granted to a ten percent stockholder must have an exercise price of at least 110% of such fair market value. At the time an option is granted, the Board of Directors will fix the period within which it may be exercised. Such exercise period may not be less than one year nor more than ten years from the date of grant. The 1992 plan will expire in May 2002.

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

     In June 2000, the Company's stockholders approved an amendment to the 1996 Plan to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006.

     A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 2000 is presented below:


                                                               Weighted Average
                                                                  Exercise
                                                  Shares           Prices
                                                  ------           ------

     Options outstanding, December 31, 1997       2,624,100       $1.34
        Granted                                   1,442,500        1.99
        Canceled                                  (381,250)        2.17
        Exercised                                 (432,040)         .79


     Options outstanding,  December 31, 1998     3,253,300         1.61
        Granted                                    710,000         2.01
        Canceled                                  (209,150)        2.45
        Exercised                                 (234,450)         .91


     Options outstanding, December 31, 1999      3,519,700         1.68
        Granted                                  2,014,498         1.87
        Canceled                                  (967,500)        1.37
        Exercised                                  (57,000)         .98


     Options outstanding, December 31, 2000      4,509,698        $1.84



     Additional information with respect to options under the Company's option plans is as follows:


           Shares of common stock available
            for future grant                                        6,582,702
           Weighted-average grant date fair value of options
            granted during each year using the Black-Scholes
            option pricing model
                  1998                                                   $.71
                  1999                                                   $.70
                  2000                                                   $.49

     Compensation is recognized in the financial statements only for the fair value of options issued to consultants and affiliate brokers. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 2000, 1999 and 1998 totaled $288,209, $195,840 and $147,988, respectively.

     Pro forma net income (loss) and EPS information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                                                       2000           1999               1998
                                                                       ----           ----               ----

                Risk free interest rates                              6.07%          5.76%              5.03%
                Expected option lives                             2.4 years      2.5 years          2.4 years
                Expected volatilities                                   72%          48.5%              46.5%
                Expected dividend yields                                 0%             0%                 0%

                The Company's pro forma information follows:

                Net income (loss)                                   2000            1999               1998
                                                                    ----            ----               ----

                As reported                                    $  (689,408)     $2,283,278       $(2,762,847)
                Pro forma                                       (1,152,958)      2,109,706        (3,292,291)

                Basic income (loss) per share
                      As reported                                    $(.08)           $.22             $(.28)
                      Pro forma                                      $(.13)           $.21             $(.34)

                Diluted income (loss) per share
                      As reported                                    $(.08)           $.21             $(.28)
                      Pro forma                                      $(.13)           $.19             $(.34)

     The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is amortized over the vesting period of those options as they vest.

     Additional information as of December 31, 2000 with respect to all outstanding options is as follows:


                                             Options Outstanding                         Options Exercisable
                                                    Weighted
                                                     Average       Weighted                           Weighted
                                                    Remaining       Average                            Average
                                    Number         Contractual     Exercise            Number         Exercise
             Range of prices      Outstanding         Life           Price           Exercisable        Price
             ---------------      -----------         ----           -----           -----------      --------

             $.75 -  1.09            520,000          2.03  years     $1.02             423,400         $1.04
              1.20 - 1.80          1,282,698          3.11             1.52             634,160          1.49
              1.94 - 2.75          2,707,000          3.53             2.16           1,467,400          2.17


                                   4,509,698          3.24            $1.84           2,524,960         $1.81

NOTE 18 -       STOCKHOLDERS' EQUITY

     Rights offering

     In February 1998, the Company completed an offering of 3,072,779 Units, each Unit consisting of one Class A Redeemable Common Stock Purchase Warrant, one Class B Redeemable Common Stock Purchase Warrant, and one Class C Redeemable Common Stock Purchase Warrant. The Warrants have the following exercise prices and terms:

                          Exercise Price                 Exercise Period
   Warrant                   Per Share                from Date of Issuance
   -------                --------------              ---------------------

   Class A                   $3.00                 Three years (see below)
   Class B                    5.00                       Five years
   Class C                    7.00                       Seven years

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

     In December 2000, the Company's board of directors approved a two-year extension of the Class A Warrants to February 17, 2003.

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

     The Company is presently authorized to issue 4,375,000 shares of Preferred Stock, none of which has been issued at December 31, 2000. The rights and preferences, if any, to be given to these preferred shares will be determined at the time of issuance.

     Stock Repurchase Program

     On August 5, 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares. During 1999, the Company repurchased 180,500 shares for $222,624. During 2000, the Company repurchased 1,105,034 shares for $1,460,740.

     Warrants

     During 1999, the Company issued 25,000 common stock purchase warrants in connection with a Global lease settlement. The warrants are exercisable at $1.75 per share for a five-year period. The Company valued the warrants at $27,382 using the Black-Scholes option pricing model.

NOTE 19 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments at December 31, 1999 and 2000, consisting primarily of marketable equity securities, amounts due from FMSC's clearing firms, and notes payable are carried at, or approximate fair value due to their short-term nature, the use of mark-to-market accounting for marketable securities, or in the case of notes payable, because they carry market rates of interest, or rates that management estimates are comparable to those available for issuance of debt with similar terms and remaining maturities.

NOTE 20 -       NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2000, FMSC had net capital of $1,193,770, which was $682,041 in excess of its required net capital of $511,729. FMSC's ratio of aggregate indebtedness to net capital was 6.43 to 1.

NOTE 21 - VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions
                                                   Balance at    Charged to    Charged to                       Balance at
                                                   beginning     costs and     other                            end
                                                   of period     expenses      accounts     Deductions          of period
                                                   ----------    ----------    ----------   ----------          ---------
Valuation allowance for deferred tax assets:
     Year ended December 31, 2000                  $189,629      $  239,176   $   --        $      --           $   428,805
     Year ended December 31, 1999                   731,469           --          --            (541,840)           189,629
     Year ended December 31, 1998                      --           731,469       --               --               731,469
Reserve for notes receivable:
     Year ended December 31, 2000                   $  --         $ 239,000   $   --        $   (239,000) (a)   $     --
     Year ended December 31, 1999                      --           100,000       --          (1,875,000) (a)         --
     Year ended December 31, 1998                      --         1,775,000       --               --             1,775,000

(a) Amounts determined not to be collectible.



NOTE 22 -        UNAUDITED QUARTERLY RESULTS OF OPERATIONS


                                               March 31,        June 30,       September 30,       December 31,
                                                 2000             2000             2000                2000
                                                 ----             ----             ----                ----
Revenues                                      $24,486,906      $13,346,260     $12,671,033        $ 8,825,687
Income (loss) before extraordinary loss         1,888,320          143,847        (390,173)        (2,297,202)
Net income (loss) available to
   common stockholders                          1,862,781           84,107        (414,876)        (2,324,148)

Income (loss) per common share:
   Basic:
      Income (loss) before extraordinary
        loss                                          .19              .01            (.04)              (.25)
      Net income (loss) available
        to common stockholders                        .19              .01            (.04)              (.25)

   Diluted:
      Income (loss) before extraordinary
        loss                                          .17              .01            (.04)              (.25)
      Net income (loss) available
        to common stockholders                        .17              .01            (.04)              (.25)


                                               March 31,        June 30,       September 30,       December 31,
                                                 1999             1999             1999                1999
                                                 ---              ----             ----                ----
Revenues                                      $12,521,300      $15,068,415      $12,146,742        $17,848,159
Net income available to common
   stockholders                                   647,969          709,069           56,955            801,535

Income per common share:

   Net income available to common
      stockholders - basic                            .07              .07              .01                .08
   Net income available to common
      stockholders - diluted                          .06              .07              .01                .07


NOTE 22 -       SUBSEQUENT EVENT

     As of February 1, 2001, the Company and FMFC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC that it owns.