Form 10-Q
period 2001-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2001-05-21
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------
                           Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                       22-1737915
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

Parkway 109 Office Center, 328 Newman Springs Rd., Red Bank, NJ    07701
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (732) 842-4700
                                                        ------------------------
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

8,787,885 Common Shares, no par value, were outstanding as of May 21, 2001.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 MARCH 31, 2001




                                      INDEX

                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of March 31, 2001 and December 31, 2000 ....................   3

           Consolidated Statements of Income for the
            Three Months Ended March 31, 2001 and 2000 ....................   4

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000 ...................    5

            Notes to Financial Statements ................................    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................... 7-8

PART II.  OTHER INFORMATION:

         Item 5.  Other Information.......................................    9

         Item 6.  Exhibits and Reports on Form 8-K........................    9

         Signatures ......................................................   10


                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             March 31,        December 31,
                                                                               2001               2000
    ASSETS

Cash and cash equivalents                                                $     2,149,973    $     3,701,010
Due from clearing firms                                                        3,801,785          2,405,666
Commissions receivable                                                            54,980             39,200
Trading and investment account securities                                      1,821,212          3,975,309
Employee and broker receivables                                                1,749,715          1,609,666
Global leases receivable                                                          75,193            174,661
Notes receivable                                                                 -                   18,000
Due from officers                                                                165,810            175,068
Property and equipment - net                                                   2,148,028          2,304,533
Deferred income taxes - net                                                    2,061,258          1,721,262
Other assets                                                                   1,662,400            788,688
                                                                           --------------     --------------

     Total assets                                                        $    15,690,354    $    16,913,063
                                                                           ==============     ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                          $     3,833,333    $     3,933,333
Securities sold, but not yet purchased, at market                                465,799            386,459
Notes payable                                                                    447,811            559,179
Commissions payable                                                            1,718,413          1,637,733
Accounts payable                                                                 427,345            450,974
Accrued expenses                                                                 425,680            840,578
Income taxes payable                                                             233,490            875,786
Other liabilities                                                              1,066,743            519,630
                                                                           --------------     --------------

    Total liabilities                                                          8,618,614          9,203,672
                                                                           --------------     --------------

Temporary equity - stock subject to redemption                                     6,500              6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding
  respectively; stated at liquidation value                                      -                  -
Series A Convertible Preferred Stock, 625,000 shares
  authorized, $.10 par value, 331,190 and 349,511 shares
  issued and outstanding, respectively; liquidation
  preference: $1,655,950                                                          33,119             34,951
Common Stock, no par value, 30,000,000 shares
  authorized, 8,859,035 and 9,309,309 shares issued,
  8,787,885 and 8,822,409 outstanding, respectively                            3,578,207          4,063,397
Additional paid-in capital                                                     4,317,250          4,253,765
Retained earnings                                                               (411,997)           230,921
Less:  Deferred compensation                                                    (380,806)          (393,120)
Less:  Treasury stock                                                            (70,533)          (487,023)
                                                                           --------------     --------------

       Total stockholders' equity                                              7,065,240          7,702,891
                                                                           --------------     --------------
       Total liabilities and stockholders' equity                        $    15,690,354    $    16,913,063
                                                                           ==============     ==============






                                    See notes to financial statements.


                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                             Three months ended March 31,
                                                                               2001               2000

Revenues:

Commissions                                                              $     8,769,627    $    16,964,578
Principal transactions                                                         1,801,455          5,437,252
Investment banking                                                                35,247          1,231,177
Interest and other income                                                      1,106,218            853,899
                                                                           --------------        -----------

                                                                              11,712,547         24,486,906
                                                                           --------------        -----------

Expenses:

Commissions, employee compensation and benefits                                9,519,235         17,582,502
Clearing and floor brokerage                                                     857,831          1,395,130
Communications and occupancy                                                     677,900            711,557
Legal matters and related costs                                                  348,625            232,505
Other operating expenses                                                       1,224,284          1,358,642
Interest                                                                          41,740             47,944
                                                                           --------------        ----------
                                                                              12,669,615         21,328,280
                                                                           --------------     --------------

Income (loss) before income taxes                                               (957,068)         3,158,626

Income taxes (tax benefit)                                                      (337,616)         1,270,306
                                                                           --------------     --------------

Net income (loss)                                                        $      (619,452)   $     1,888,320
                                                                           ==============     ==============

Net income (loss) available to common stockholders                       $      (642,918)   $     1,862,781
                                                                           ==============     ==============

Per share of Common Stock:
   Basic                                                                 $         (0.07)   $          0.19
                                                                           ==============     ==============

   Diluted                                                               $         (0.07)   $          0.17
                                                                           ==============     ==============

Number of common shares used in
   basic income (loss) per share                                               8,779,933          9,718,651
                                                                           ==============     ==============

Number of common shares used in
   diluted income (loss) per share                                             8,779,933         11,524,388
                                                                           ==============     ==============


















                                               See notes to financial statements.



                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three months ended March 31,
                                                                               2001               2000

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                     $      (619,452)   $     1,888,320
                                                                           --------------     --------------
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Common stock issued with guaranteed selling price
   Tax benefit related to exercise of stock options
   Depreciation                                                                  154,717            140,345
   Amortization                                                                   81,634             76,160
   Reserves and allowances                                                       200,000            346,145
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                                                     (1,396,119)        (2,661,086)
   Trading and investment account securities                                   2,154,097         (3,811,008)
   Commissions receivable                                                        (15,780)           137,857
   Due from officers                                                               9,258              1,886
   Employee and broker receivables                                              (140,049)           (35,806)
   Other assets                                                                 (267,517)          (216,294)
   Deferred income taxes                                                        (339,996)          (185,628)
   Securities sold but not yet purchased                                          79,340          1,617,365
   Commissions payable                                                            80,680          1,538,920
   Income taxes payable                                                         (642,296)           881,598
   Accounts payable                                                              (23,625)           667,600
   Accrued expenses                                                             (414,898)           179,771
   Deferred income                                                              (100,000)           -
   Other liabilities                                                            (109,501)           141,208
                                                                           --------------     --------------
       Total adjustments                                                        (690,055)        (1,180,967)
                                                                           --------------     --------------
       Net cash provided by (used in) operating activities                    (1,309,507)           707,353
                                                                           --------------     --------------

Cash flows from investing activities:
   Collection of notes receivable                                                 18,000              2,006
   Collection of Global leases receivable                                         99,468            161,529
   Additions to property and equipment                                          (115,322)          (442,950)
   Dispositions of property and equipment                                        -                    8,523
                                                                           --------------     --------------
       Net cash provided by (used in) investing activities                         2,146           (270,892)
                                                                           --------------     --------------

Cash flows from financing activities:
   Payment of notes payable                                                     (117,204)          (106,788)
   Payments of capital lease                                                     (32,473)           (29,619)
   Exercise of stock options                                                     -                   18,260
   Payment toward purchase of treasury stock                                     (70,533)          (569,218)
   Payment of preferred stock dividend                                           (23,466)           (25,539)
                                                                           --------------     --------------
       Net cash used in financing activities                                    (243,676)          (712,904)
                                                                           --------------     --------------
Net decrease in cash and cash equivalents                                     (1,551,037)          (276,443)
Cash and cash equivalents at beginning of period                               3,701,010            686,980
                                                                           --------------     --------------
Cash and cash equivalents at end of period                                     2,149,973            410,537
                                                                           ==============     ==============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:

       Interest                                                          $        41,740    $        47,944
                                                                           ==============     ==============

       Income taxes                                                      $       877,435    $       574,285
                                                                           ==============     ==============

   Property and equipment financed under capital leases                  $       662,290    $       -
                                                                           ==============     ==============




                                         See notes to financial statements.




                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2001 and 2000. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 2001, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options and the deemed conversion of preferred stock and convertible debt.

NOTE 3 - SHARE REPURCHASE

     During the quarter ended March 31, 2001, the Company repurchased 74,150 shares of its common stock for $70,533 under a share repurchase program authorized by the board of directors.

NOTE 4 - PREFERRED STOCK

     During the quarter ended March 31, 2001, a total of 18,321 shares of Series A Preferred Stock were converted into 36,642 shares of common stock.

NOTE 5 - SALE/LEASEBACK

     During the quarter ended March 31, 2001, the Company entered into two capital leases under a sale/leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and will be amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900. In April 2001, the Company received net proceeds of $625,000 from the sale of the fixed assets.

NOTE 6 - AMENDED AND RESTATED FISERV FINANCIAL AGREEMENT

     In May 2000, the Company's broker-dealer subsidiary ("FMSC") entered into a ten year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, it received the initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC that it owns.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The first quarter of fiscal 2001 was a difficult period for the financial services industry as the Nasdaq composite declined 25.5 percent from its close on December 31, 2000. The Dow Jones Industrial Average declined 8.4 percent during this same period. As a result of these declines, and the slumping securities markets in general, the Company reported a net loss of $643,000 or ($.07) per basic and diluted share for the quarter ended March 31, 2001 (the "2001 period"). This was in stark contrast to the results achieved during the first quarter of 2000, when the Company achieved its most profitable period in its history, with earnings of $1,863,000, or $.19 and $.17 per basic and diluted share respectively.

     Revenues declined in nearly every business segment, dropping more than 50% to $11,713,000, from record revenues of $24,487,000 in the first quarter of 2000. The decrease was primarily due to the weaker overall markets in 2001 compared with the extraordinarily strong markets during the same period last year.

     Gains from proprietary trading and market-making activities experienced a substantial decline of 67%, falling from $5,437,000 in 2000 to $1,801,000 during the 2001 period.

     Commission revenues from the sale of listed and over-the-counter securities, mutual funds, insurance products, fees from managed accounts and other agency transactions decreased to $8,770,000 (75% of total revenues) during the 2001 period as compared to $16,965,000 (69% of total revenues) in the 2000 period. The reduction in agency equity transaction volume contributed to the overall decrease in revenues for the first quarter of 2001. However, revenues from insurance-related products increased by $884,000, a 78% increase over the 2000 period. Through training, education and marketing, the Company has succeeded in increasing its insurance sales efforts with its existing base of financial professionals.

     Another consequence of the market slowdown was the Company's substantial decline in investment banking revenues. For the 2001 period these revenues were $35,000 as compared to $1,231,000 during the first quarter of 2000 when the Company completed the underwriting of an initial public offering.

     As expected with the decline in revenues, expenses also declined. Total expenses decreased $8,659,000, or 41%, to $12,670,000 in the 2001 period from $21,328,000 in the 2000 period. The largest component of this decrease was commission expense. Commission expense decreased by 52%, or $7,985,000, to $7,313,000 in the 2001 period from $15,298,000 during the 2000 period. This decrease is consistent with the dramatic decrease in overall revenues.

     Although revenue decreased, employee compensation and employee benefits increased $167,000, or 8%, to $2,206,000 in the 2001 period as compared to $2,040,000 in the 2000 period. This category includes salaries, payroll taxes and fringe benefits for salaried employees. The quarter to quarter increase is attributable to the hiring of additional management and support staff for various departments, primarily in sales and recruiting. The Company has benefited from the hiring of additional sales and recruiting personnel by increasing the sales force by approximately 90 registered representatives thus far this fiscal year. In order to properly manage the anticipated increase in volume resulting from these additions, the Company also added employees to its compliance, mutual fund and insurance departments and equity order desk.

     Clearing costs decreased in 2001 to $858,000 largely due to the reduction in transaction volume. Some transactions, such as options and bonds, have a higher execution and clearing cost than others. The Company has recently entered into a new clearing agreement with Fiserv Securities, Inc. (Fiserv). (See "Liquidity and Capital Resources").

     Communications and occupancy costs were $678,000 (6% of total revenues) for the 2001 period as compared to $712,000 (3% of total revenues) for the 2000 period. It is anticipated that occupancy costs will increase as a result of the opening of two new branch offices in fiscal 2001. One new office commenced operations in April 2001 when the Company entered into a lease assignment and assumption agreement for a 3-year lease in Boca Raton, Florida at a monthly rent of $7,400. The Company anticipates entering into a 3-year sublease agreement for a corporate branch office scheduled to open in New York City beginning June 2001. The monthly rent for this office is $16,000.

     Legal matters and related costs during the 2001 period were $349,000 as compared to $232,000 for the same period in 2000. The majority of these expenses were attributable to defense costs involving various customer arbitrations and litigations related to its securities business. FMSC is a defendant or co-defendant in various legal proceedings incidental to its securities business. FMSC is contesting the allegations of these claims and believes that there are meritorious defenses in each case. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings.

     Other operating expenses decreased to $1,224,000 (10% of total revenues) in 2001 from $1,359,000 (6% of total revenues) in 2000. Lower advertising and marketing costs and bad debt expense was offset in part by one-time charges related to the clearing firm conversion of $147,000.

     The income tax provision for the 2000 period was computed at a combined effective rate of 40%. For the 2001 period, the income tax benefit of 35% includes a tax valuation allowance against deferred tax benefits relating to current period compensation charges and net operating losses because their realization is uncertain.

Liquidity and Capital Resources

     As with most financial firms, the Company maintains a highly liquid balance sheet with 50% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Cash and cash equivalents decreased during the first quarter of 2001 by $1,551,000, to $2,150,000. Net cash used by operating activities was $1,310,000 for the 2001 period, compared to cash provided by operations of $707,000 during the 2000 period. Cash was affected by the net loss of $619,000, as well as increases in the amount due from clearing firm, employee and broker receivables and deferred income taxes of $1,396,000, $340,000 and $140,000 respectively. Decreases in income taxes payable, accrued expenses and other liabilities totaling $1,166,000 also contributed to the decrease in cash. These outflows were partially offset by decreases in long inventory positions of $2,154,000 and non-cash adjustments of $436,000. Non-cash adjustments consisted of depreciation charges, amortization of stock option compensation, non-cash losses and loan reserves.

     Investing activities provided cash of $2,000 during the first quarter of 2001. Additions to capital expenditures consumed 115,000 while the collection of notes and Global leases receivable contributed cash of $117,000. The Company projects expenditures for technology and other capital needs to be approximately $300,000 for the remainder of fiscal 2001.

     Financing activities used cash of $244,000 during the 2001 period. A total of $71,000 was used to repurchase 74,150 of the Company's outstanding shares pursuant to a stock repurchase program authorized by the board of directors in August 1999. In addition, the Company made notes and capital lease repayments of $150,000 and dividend payments to preferred stockholders of $23,000. During the quarter ended March 31, 2001, the Company entered into two capital leases under a sale/leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and will be amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900. In April 2001, the Company received net proceeds of $625,000 from the sale of the fixed assets.

     In May 2000, the Company's broker-dealer subsidiary ("FMSC") entered into a 10-year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, it received the initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. It is anticipated that the Company will receive an additional cash advance of $1,250,000 in November 2001, provided the Company achieves certain performance criteria and subject to certain other conditions. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

     In May 2000, the Company's broker-dealer subsidiary (FMSC) entered into a ten year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, it received the initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC that it owns.

     During the quarter ended March 31, 2001, the Company repurchased 74,150 shares of its common stock for $70,533 under a share repurchase program authorized in 1999.


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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: May 21, 2001                             /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President

                                 FIRST MONTAUK FINANCIAL CORP.
                               COMPUTATION OF EARNINGS PER SHARE


                                                                Three months ended March 31,
                                                                  2001                2000
Numerator:

Basic:

Net income (loss)                                             $ (619,452)       $   1,888,320
Deductions:
   Preferred stock dividends                                     (23,466)             (25,539)
                                                               ----------           ----------

Net income (loss) for basic computation [A]                     (619,452)       $   1,862,781
                                                               ==========           ==========

Diluted:

Net income (loss) for basic computation                         (642,918)       $   1,862,781
Additions:
   Preferred stock dividends                                       --                  25,539
   Interest on convertible debt, net of taxes                      --                  14,046
                                                               ----------           ----------
Net income (loss) for diluted computation [B]                 $ (642,918)       $   1,902,366
                                                               ==========           ==========
Denominator:

Basic:

Weighted average common shares outstanding [C]                 8,779,933            9,718,651
                                                               ==========           ==========

Diluted:

Weighted average common shares outstanding-basic               8,779,933            9,718,651
Additions:
   Incremental shares from assumed conversion of
   stock options and warrants using the treasury stock
   method                                                          --                 381,452

   Incremental shares from assumed conversion of
   convertible debt and preferred stock using the
   if-converted method                                             --               1,424,285
                                                               ----------           ----------

Weighted average common and common equivalent
   shares outstanding-diluted [D]                              8,779,933           11,524,388
                                                               ==========          ===========

Per share:

Basic [A][C]                                                  $     (.07)       $        0.19

Diluted [B][D]                                                $     (.07)       $        0.17

