Form 10-Q/A
period 2001-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2001-05-23
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q/A

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

8,787,885 Common Shares, no par value, were outstanding as of May 23, 2001.

                                     PART II

                                OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits

                           None.

                           (b)  Reports on Form 8-K

     A Form 8-K dated January 18, 2001 was filed with the Securities and Exchange Commission on January 30, 2001 which reported that the Company's Board of Directors had extended the expiration date of its Class A Warrants from February 17, 2001 to February 17, 2003. All other terms of the Class A Warrants remain unchanged.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: May 23, 2001                             /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President