Form 10-Q
period 2001-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2001-08-20
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

8,747,485 Common Shares, no par value, were outstanding as of August 20, 2001.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                  JUNE 30, 2001




                                      INDEX

                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2001 and December 31, 2000 ..................   3

           Consolidated Statements of Income for the
            Six Months Ended June 30, 2001 and 2000 ....................   4

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000 ....................   5

            Notes to Financial Statements ..............................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................  7-9

PART II.  OTHER INFORMATION:


         Item 4.  Submission of Matters to a Vote of Security-Holders ... 10

         Item 5.  Other Information...................................... 10

         Item 6.  Exhibits and Reports on Form 8-K....................... 10

         Signatures ..................................................... 11


                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            June 30                  December 31,
                                                                             2001                       2000
       ASSETS

Cash and cash equivalents                                      $             1,624,361      $             3,701,010
Due from clearing firms                                                      3,276,719                    2,405,666
Commissions receivable                                                          12,529                       39,200
Trading and investment account securities                                    3,537,778                    3,975,309
Employee and broker receivables                                              1,967,858                    1,609,666
Global leases receivable                                                        37,991                      174,661
Notes receivable                                                                  -                          18,000
Due from officers                                                              205,885                      175,068
Property and equipment - net                                                 2,053,044                    2,304,533
Deferred income taxes - net                                                  2,440,258                    1,721,262
Other assets                                                                 1,087,554                      788,688
                                                                            -----------                  -----------

     Total assets                                              $            16,243,977      $            16,913,063
                                                                            ===========                  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                $             3,733,333      $             3,933,333
Securities sold, but not yet purchased, at market                              932,915                      386,459
Notes payable                                                                  388,563                      559,179
Commissions payable                                                          2,746,183                    1,637,733
Accounts payable                                                               413,359                      450,974
Accrued expenses                                                               841,379                      840,578
Income taxes payable                                                             7,111                      875,786
Other liabilities                                                              903,453                      519,630
                                                                            -----------                  ------------

    Total liabilities                                                        9,966,296                    9,203,672
                                                                            -----------                  ------------

Temporary equity - stock subject to redemption                                   6,500                        6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding
  respectively; stated at liquidation value                                     -                              -
Series A Convertible Preferred Stock, 625,000 shares
  authorized, $.10 par value, 349,511 shares
  issued and outstanding, respectively; liquidation
  preference: $1,655,950                                                        33,119                       34,951
Common Stock, no par value, 30,000,000 shares
  authorized,8,859,035 and 9,309,309 shares issued,
  8,747,485 and 8,822,409 outstanding, respectively                          3,507,674                    4,063,397
Additional paid-in capital                                                   4,173,221                    4,253,765
Retained earnings (accumulated deficit)                                     (1,219,957)                     230,921
Less:  Deferred compensation                                                  (204,824)                    (393,120)
Less:  Treasury stock                                                          (18,052)                    (487,023)
                                                                           -------------                 ------------

       Total stockholders' equity                                            6,271,181                    7,702,891
                                                                           -------------                 ------------
       Total liabilities and stockholders' equity              $            16,243,977      $            16,913,063
                                                                           =============                 ============




                                           See notes to financial statements.



                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                     Six months ended June 30,         Three months ended June 30,
                                                       2001             2000              2001            2000
Revenues:

Commissions                                       $  19,883,033     $ 27,642,745   $   11,113,406     $   10,678,167
Principal transactions                                4,002,077        6,804,621        2,200,622          1,367,369
Investment banking                                      357,509        1,778,826          322,262            547,649
Interest and other income                             2,078,465        1,606,974          972,247            753,075
                                                     ------------    ------------      -----------       ------------

                                                     26,321,084       37,833,166       14,608,537         13,346,260
                                                     ------------    ------------      -----------       ------------

Expenses:

Commissions, employee compensation and benefits      21,532,140       27,645,742       12,012,905         10,063,240
Clearing and floor brokerage                          1,704,312        2,399,675          846,481          1,004,545
Communications and occupancy                          1,456,014        1,481,633          778,114            770,076
Legal matters and related costs                         776,943          322,860          428,318             90,355
Other operating expenses                              2,887,129        2,505,633        1,662,845          1,146,991
Interest                                                 74,909          114,456           33,169             66,512
                                                     ------------    ------------      -----------       ------------

                                                     28,431,447       34,469,999       15,761,832         13,141,719
                                                     ------------    ------------      -----------       ------------

Income (loss) before income taxes
 (income tax benefit)                                (2,110,363)       3,363,167       (1,153,295)           204,541

Income taxes (income tax benefit)                      (707,790)       1,331,000         (370,174)            60,694
                                                     ------------    ------------      -----------       ------------

Net income (loss) before extraordinary items         (1,402,573)       2,032,167         (783,121)           143,847

Extraordinary loss-extinguishment of debt,
 net of tax                                               -              (34,200)            -               (34,200)
                                                     ------------    ------------      -----------       ------------
Net income (loss)                                 $  (1,402,573)   $   1,997,967         (783,121)           109,647
                                                     ============    ============      ===========       ============
Net income (loss) applicable to
 common stockholders                              $  (1,450,878)   $   1,946,888         (807,961)            84,107
                                                     ============    ============      ===========       ============

Per share of Common Stock:
   Basic:
   Before extraordinary loss                      $       (0.17)   $        0.20            (0.09)              0.01
   Extraordinary loss                                                        -                                   -
                                                     ------------    ------------      -----------       ------------

   Net income                                     $       (0.17)            0.20            (0.09)              0.01
                                                     ============    ============      ===========       ============

   Diluted:
   Before extraordinary loss                      $       (0.17)   $        0.18            (0.09)              0.01
   Extraordinary loss                                                        -                                   -
                                                     ------------    ------------      -----------       ------------

   Net income                                     $       (0.17)   $        0.18            (0.09)              0.01
                                                     ============    ============      ===========       ============

Number of common shares used in
   basic income (loss) per share                      8,775,042        9,644,264        8,770,064         10,005,903
                                                     ============    ============      ===========       ============

Number of common shares used in
   diluted income (loss) per share                    8,775,042       11,405,344        8,770,064         11,612,328
                                                     ============    ============      ===========       ============







                                               See notes to financial statements.



                                           FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six months ended June 30,
                                                                                   2001                           2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income (loss)                                                          $ (1,402,573)                $  1,997,967
                                                                               -------------                ------------
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation                                                                    313,727                      311,564
   Amortization                                                                    122,334                      122,506
   Reserves and allowances                                                         200,000                      149,640
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firms                                                        (871,053)                   5,307,892
   Trading and investment account securities                                       437,531                   (2,268,143)
   Commissions receivable                                                           26,671                      287,153
   Due from officers                                                               (30,817)                       2,148
   Employee and broker receivables                                                (358,192)                    (564,849)
   Deferred income taxes                                                          (718,996)                    (185,628)
   Other assets                                                                   (298,866)                     163,637
   Deferred income                                                                (200,000)                        -
   Securities sold but not yet purchased                                           546,456                      201,921
   Commissions payable                                                           1,108,450                   (1,134,093)
   Accounts payable                                                                (37,614)                     120,982
   Accrued expenses                                                                    801                      215,077
   Income taxes payable                                                           (868,675)                     941,430
   Other liabilities                                                              (214,871)                    (112,712)
                                                                               -------------                ------------
       Total adjustments                                                          (843,114)                   3,558,525
                                                                               -------------                -------------
       Net cash provided by (used in) operating activities                      (2,245,687)                   5,556,492
                                                                               -------------                -------------

Cash flows from investing activities:
   Collection of notes receivable                                                   18,000                        2,007
   Collection of Global leases receivable                                          136,670                      374,562
   Additions to property and equipment                                            (179,347)                    (643,095)
   Dispositions of property and equipment                                             -                          12,851
                                                                               -------------                --------------
       Net cash used in investing activities                                       (24,677)                    (253,675)
                                                                               -------------                --------------

Cash flows from financing activities:
   Payment of notes payable                                                       (181,415)                    (699,981)
   Payment of subordinated notes payable                                              -                         (50,000)
   Proceeds from capital lease financing                                           606,195                         -
   Payments of capital lease                                                       (94,176)                     (59,925)
   Exercise of stock options                                                          -                          20,720
   Payments toward purchase of treasury stock                                      (88,584)                    (742,039)
   Payments of preferred stock dividends                                           (48,305)                     (51,078)
                                                                               -------------                ----------------
       Net cash provided by (used in) financing activities                        (193,715)                  (1,582,303)
                                                                               -------------                ----------------
Net decrease in cash and cash equivalents                                       (2,076,649)                   3,720,514
Cash and cash equivalents at beginning of period                                 3,701,010                      686,980
                                                                               -------------                ----------------
Cash and cash equivalents at end of period                                       1,624,361                    4,407,494
                                                                               =============                ================


Supplemental disclosures of cash flow information:
   Cash paid during the period for:

       Interest                                                               $     74,909                $      82,794
                                                                               =============                ================

       Income taxes                                                           $    894,331                $       2,952
                                                                               =============                ================

   Property and equipment financed under capital leases                       $    662,290                $        -
                                                                               =============                ================




                                                 See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 2001 and 2000. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the six-month and three-month periods ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2001.

NOTE 2 -  EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise stock options and the deemed conversion of preferred stock and convertible debt.

NOTE 3 -  SHARE REPURCHASE

     During the six months ended June 30, 2001, the Company repurchased 114,550 shares of its common stock for $88,584 under a share repurchase program authorized by the board of directors.

NOTE 4 -  PREFERRED STOCK

     During the six months ended June 30, 2001, a total of 18,321 shares of Series A Preferred Stock were converted into 36,642 shares of common stock.

NOTE 5 -  SALE/LEASEBACK

     During the six months ended June 30, 2001, the Company entered into two capital leases under a sale/leaseback arrangement with a leasing company. The transactions resulted in a gain of approximately $45,000, which has been deferred and will amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

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

NOTE 7 - SUBSEQUENT EVENT - LEGAL SETTLEMENT

     Subsequent to the quarter ended June 30, 2001, the Company resolved a previously disclosed customer claim in which the customer sought damages in excess of $19 million. The settlement is not anticipated to have a material affect on the Company's financial condition, operations or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     Three Months Ended June 30, 2001 (The "2001 Period") vs. June 30, 2000 (The "2000 Period")

     The financial markets continued to reflect the economic uncertainty and decline in investor confidence during the second quarter of 2001. Corporate earnings did not meet Wall Street expectations and unemployment continued to rise as investors remained skeptical of the stock market. Notwithstanding these negative indicators, the Company's revenues increased by $1,262,000, to $14,609,000 during the 2001 period.

     The Company's chief source of revenue is from commissions generated on listed and over-the-counter securities and other agency transactions. These revenues decreased to $5,443,000 (37% of total revenues) during 2001, from $6,545,000 (49% of total revenues) during the 2000 period. Commission revenues from the sale of mutual funds, insurance products, and fees from managed accounts increased by $1,732,000, to $5,253,000, (36% of total revenues) for the 2001 period from $3,520,000 (26% of total revenues) for 2000. The increase in this category is primarily attributable to $2,425,000 in commissions from the sale of variable annuities. Insurance commissions are expected to return to historic levels in subsequent periods. Revenues from mutual funds declined during the 2001 period, to $1,602,000, from $2,297,000 during the 2000 period.

     Gains from proprietary trading and market-making activities increased 61%, or $833,000, over the 2000 period. A large part of this increase is the net change in the unrealized profit on securities held in the Company's proprietary trading accounts.

     Investment banking revenues decreased during the 2001 period by $225,000, or 41%, to $322,000, when compared with the 2000 period. This reflects the continued decline of new offerings coming to the market in which the Company participates. The Company has hired a new Director of Corporate Finance to bring new sources of corporate finance opportunities to the Company. These efforts have generated $202,000, of the total $322,000, of investment banking fees during the 2001 period.

     Compensation and benefits increased during the 2001 period from $10,063,000 to $12,013,000, an increase of 19%. Commission expense was the biggest contributor to this increase. Commission expense increased by $1,373,000 (67% of total revenues) to $9,734,000, as compared to $8,361,000 (63% of total revenues) in the 2000 period. The percentage increase in commission payout is primarily attributable to insurance revenues representing a larger portion of total revenues as compared to the same period of 2000. The payout percentage for these products is typically higher than the percentage payout for other products. The other expenses in this category include salaries, payroll taxes and fringe benefits for salaried employees. Employee compensation and employee benefits increased $576,000, or 25%, to $2,278,000 in the 2001 period as compared to $1,702,000 in the 2000 period. Continuing the hiring practice that began during the first quarter of 2001, the Company has increased its support staff primarily in sales and business development. The Company has benefited from this increase with the addition of approximately 145 registered representatives during 2001. These new reps have generated approximately $1,200,000 of the total commissions generated during the 2001 period. By the same token, the Company is also evaluating reductions in this category in light of declines in revenues and trading volume.

     Clearing costs decreased during the 2001 period. This cost, which is directly associated with the level of transaction volume, decreased by $158,000 to $879,000 (6% of total revenues) from $1,004,000 (8% of total revenues) during the 2000 period. These clearing costs can and do fluctuate depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than mutual funds and insurance.

     Communications and occupancy costs were $778,000 (5% of total revenues) for the 2001 period as compared to $770,000 (5% of total revenues) for the 1999 period. The Company expects this category to increase as a result of the two new leases for branch offices in Boca Raton, Florida and New York City entered into in 2001.

     Other operating expenses increased by $516,000 to $1,663,000 (11% of total revenues) during the 2001 period when compared to the 2000 period. The increase is due primarily to higher customer and broker bad debt reserves.

     Legal fees and related settlements of arbitrations or suits increased to $428,000 from $90,000, an increase of $338,000 over the same period for the prior year. During the quarter ended June 30, 2001, several legal matters were resolved or settled resulting in the payment or accrual of claims. The Company is currently a respondent in various customer arbitrations and lawsuits arising in the normal course of its securities business; however, none of these claims is expected to have a material impact on its financial condition or operating results.

     The effective income tax rates for the six months ended June 30, 2001 and 2000 were (33.5%) and 39.58%, respectively. The lower effective rate in the 2001 period resulted primarily from the establishment of valuation allowances against deferred tax assets relating to stock-based compensation. These reserves partially offset the benefits of net operating losses incurred in 2001 to date.

     For the 2001 period, the Company reported a net loss of $808,000, or ($.09) per basic and diluted share, as compared to a net income of $84,000, or $.01 per basic and diluted share for the 2000 period.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with more than 50% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other brokers-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventories in order to meet customer and internal trading needs. Accordingly, the Company's liquidity can and does fluctuate significantly from day to day, depending largely upon general economic and market conditions, daily trading activity, customer demand and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Net cash used in operating activities for the six months was $2,226,000. The net loss of $1,403,000, as well as an increase in the amount owed by the clearing firm of $871,000 and deferred income taxes of $719,000, contributed to the decrease. The increase in commissions' payable of $1,108,000 was an offsetting factor.

     Investing activities used cash of $25,000 over the last six months. Additions to capital assets of $179,000 were partially offset by collections of notes and global lease receivables of $155,000. The Company projects additional investments in technology to be approximately $200,000 for the remainder of fiscal 2001.

     Financing activities provided cash of $194,000 during the first six months of 2001. A total of $606,000 of proceeds was received from capital lease financing. This was offset by notes and capital lease repayments of $276,000 and dividend payments to preferred shareholders of $48,000. A total of $89,000 was used to repurchase 114,550 of the Company's outstanding shares pursuant to a stock repurchase program.

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

     Subsequent to the quarter ended June 30, 2001, the Company resolved a previously disclosed customer claim in which the customer sought damages in excess of $19 million. The settlement is not anticipated to have a material affect on the Company's financial condition, operations or cash flows.

     Management believes that operating income, along with the anticipated cash advance from Fiserv, will satisfy the Company's liquidity needs, at least through the current fiscal year.

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the period ended March 31, 2001 and the Form 10-K for the year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Company's Annual Meeting of Shareholders on June 22, 2001, shareholders holding a majority of the voting shares approved the following:

     1) A majority of votes entitled to vote elected the following Class II Directors to serve for a term of 3 years to the Board of Directors:

             Class II         Votes Cast For    Withhold Authority to Vote
             --------         --------------    --------------------------

             Norma Doxey        6,440,275                16,000
             Barry D. Shapiro   6,435,475                16,000



Item 5.  Other Information.

     During the quarter ended June 30, 2001, the Company repurchased 40,400 shares of its common stock for $17,747.70 under a share repurchase program authorized in 1999.

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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: August 20, 2001                          /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President

                                   First Montauk Financial Corp.
                                 Computation of Earnings Per Share

                                                                Six months ended June 30,         Three months ended June 30,
                                                                 2001             2000               2001            2000
Numerator:
Basic:
Income (loss) before extraordinary loss                      $(1,402,573)    $   2,032,167     $   (783,121)    $       143,847
Extraordinary loss                                                  -              (34,200)            -                (34,200)
                                                               -----------    ------------      --------------    -------------
Net income (loss)                                             (1,402,573)        1,997,967         (783,121)            109,647
Deductions:
   Preferred stock dividends                                     (48,305)          (51,079)         (24,840)            (25,540)
                                                               -----------    ------------      --------------    -------------

Net income (loss) for basic computation                      $(1,450,878)    $   1,946,888     $   (807,961)    $        84,107
                                                               ===========    ============      ==============    =============

Diluted:
Net income (loss) for basic computation                      $(1,450,878)    $   1,946,888     $   (807,961)    $        84,107
Additions:
   Preferred stock dividends                                        -               51,079             -                 25,540
   Interest on convertible debt, net of taxes                       -               21,595             -                  7,549
                                                               -----------     ------------     --------------    -------------

Net income (loss) for diluted computation                    $(1,450,878)    $   2,019,562      $  (807,961)    $       117,196
                                                               ===========     ============      ==============    =============

Denominator:
Basic:
Weighted average common shares outstanding                     8,775,042         9,644,264        8,770,064          10,005,903
                                                               ===========     ============      ==============    =============

Diluted:
Weighted average common shares outstanding-basic               8,775,042         9,644,264        8,770,064          10,005,903
Additions:
   Incremental shares from assumed conversion of stock
   options and warrants using the treasury stock method             -              463,463             -                435,473

   Incremental shares from assumed conversion of
   convertible debt and preferred stock using the
   if-converted method                                              -            1,297,617             -              1,170,952
                                                               -----------    ------------      --------------    --------------

Weighted average common and common equivalent
   shares outstanding-diluted                                  8,775,042        11,405,344        8,770,064          11,612,328
                                                               ===========    ============      ==============    ==============

Per share:

Basic:
Before extraordinary loss                                    $      (.17)             0.20  $          (.09)     $         0.01
Extraordinary loss                                                  -                -                 -                  -
                                                               -----------    ------------      --------------    --------------
Net income (loss)                                            $      (.17)   $         0.20  $          (.09)     $         0.01
                                                               ===========    ============      ==============    ==============

Diluted
Before extraordinary loss                                    $      (.17)   $         0.18  $          (.09)     $         0.01
  Extraordinary loss                                                  -               -                   -                   -
                                                               -----------    ------------      --------------    --------------

Net income (loss)                                            $      (.17)   $         0.18  $          (.09)     $         0.01
                                                               ===========    ============      ==============    ==============

