Form 10-Q
period 2001-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2001-11-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                           Yes X             No

     8,625,284 Common Shares, no par value, were outstanding as of November 7, 2001.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2001


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of September 30, 2001 and December 31, 2000   .......   3

     Consolidated Statements of Income for the
       Nine Months ended September 30, 2001 and 2000
       and Three Months ended September 30, 2001 and 2000 ......  4

     Consolidated  Statements of Cash Flows for
       the Nine Months ended September 30, 2001 and 2000 ......   5

     Notes  to  Financial Statements .......................... 6-7

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  .........8-11

PART II. OTHER INFORMATION:

     Item 5.  Other Information................................  12

     Item 6.  Exhibits and Reports on Form 8-K.................  12

     Signatures ...............................................  13

03



                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                  September          December 31,
                                                                    2001                2000
   ASSETS

Cash and cash equivalents                                        $       -          $   3,701,010
Due from clearing firms                                             4,536,804           2,405,666
Commissions receivable                                                 68,506              39,200
Trading and investment account securities                           1,097,720           3,975,309
Employee and broker receivables                                     2,049,348           1,609,666
Global leases receivable                                               21,020             174,661
Notes receivable                                                         -                 18,000
Due from officers                                                     199,923             175,068
Property and equipment - net                                        2,051,553           2,304,533
Deferred income taxes - net                                         2,232,150           1,721,262
Other assets                                                        1,501,525             788,688
                                                                   -----------        ------------

     Total assets                                                $ 13,758,549       $  16,913,063
                                                                   ===========        ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                  $  3,633,333       $   3,933,333
Securities sold, but not yet purchased, at market                     314,900             386,459
Notes payable                                                         328,424             559,179
Commissions payable                                                 2,837,416           1,637,733
Accounts payable                                                      943,197             450,974
Accrued expenses                                                      883,647             840,578
Income taxes payable                                                    7,111             875,786
Other liabilities                                                     668,677             519,630
                                                                   -----------        ------------

    Total liabilities                                               9,616,705           9,203,672
                                                                   -----------        ------------

Temporary equity - stock subject to redemption                          6,500               6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding                                -                   -
Series A Convertible Preferred Stock, 625,000 shares
  authorized, $.10 par value, 331,190 and 349,511 shares
  issued and outstanding, respectively; liquidation
  preference: $1,655,950 at September 30, 2001                         33,119              34,951
Common Stock, no par value, 30,000,000 shares
  authorized, 8,744,485 and 9,309,309 shares issued,
  8,622,284 and 8,822,409 outstanding, respectively                 3,489,622           4,063,397
Additional paid-in capital                                          4,076,666           4,253,765
Retained earnings (accumulated deficit)                            (3,319,260)            230,921
Less:  Deferred compensation                                          (89,824)           (393,120)
Less:  Treasury stock                                                 (54,979)           (487,023)
                                                                   -----------        ------------

       Total stockholders' equity                                   4,135,344           7,702,891
                                                                   -----------        ------------

       Total liabilities and stockholders' equity                $ 13,758,549       $  16,913,063
                                                                   ===========        ============



                                      See notes to financial statements.



                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                          Nine months ended September 30,         Three months ended September 30,
                                                               2001             2000                  2001                2000
Revenues:

Commissions                                               $   28,089,695   $   37,765,633       $   8,206,662       $   10,122,888
Principal transactions                                         5,542,395        8,031,153           1,540,318            1,226,532
Investment banking                                             1,385,937        2,448,489           1,028,428              669,663
Interest and other income                                      3,495,974        2,258,924           1,417,509              651,950
                                                             ------------    -------------       -------------        --------------

                                                              38,514,001       50,504,199          12,192,917           12,671,033
                                                             ------------    -------------       -------------        --------------

Expenses:

Commissions, employee compensation and benefits               31,587,339       38,317,291          10,055,199           10,671,549
Clearing and floor brokerage                                   2,434,950        3,278,104             730,638              878,429
Communications and occupancy                                   2,343,288        2,092,461             887,274              610,828
Legal matters and related costs                                2,166,501          572,016           1,389,558              249,156
Other operating expenses                                       3,839,977        3,322,906             952,848              817,273
Interest                                                         118,664          146,801              43,755               32,345
                                                             ------------    -------------       -------------        --------------
                                                              42,490,719       47,729,579          14,059,272           13,259,580
                                                             ------------    -------------       -------------        --------------

Income (loss) before income taxes(income tax benefit)         (3,976,718)       2,774,620          (1,866,355)            (588,547)

Income taxes (income tax benefit)                               (499,682)       1,132,626             208,108             (198,374)
                                                             ------------    -------------       -------------        --------------

Net income (loss) before extraordinary item                   (3,477,036)       1,641,994          (2,074,463)            (390,173)

Extraordinary loss-extinguishment of debt, net of tax               -             (34,200)               -                    -
                                                             ------------    -------------       -------------        --------------

Net income (loss)                                         $   (3,477,036)  $    1,607,794       $  (2,074,463)      $     (390,173)
                                                             ============    =============       =============        ==============

Net income (loss) applicable to common stockholders       $   (3,550,181)  $    1,532,012       $  (2,099,303)      $     (414,876)
                                                             ============    =============       =============        ==============

Per share of Common Stock:
   Basic:
   Before extraordinary loss                              $        (0.41)  $         0.16       $       (0.24)      $        (0.04)
   Extraordinary loss                                               -                -                   -                   -
                                                             ------------    -------------       -------------        --------------

   Net income (loss)                                      $        (0.41)            0.16               (0.24)               (0.04)
                                                             ============    =============       =============        ==============

   Diluted:
   Before extraordinary loss                              $        (0.41)  $         0.15       $       (0.24)      $        (0.04)
   Extraordinary loss                                               -                -                   -                   -
                                                             ------------    -------------       -------------        --------------

   Net income (loss)                                      $        (0.41)  $         0.15       $       (0.24)      $        (0.04)
                                                             ============    =============       =============        ==============

Number of common shares used in
   basic income (loss) per share                               8,731,099        9,560,256           8,714,904            9,394,457
                                                             ============    =============       =============        ==============

Number of common shares used in
   diluted income (loss) per share                             8,731,099       11,018,623           8,714,904            9,394,457
                                                             ============    =============       =============        ==============





                                                                 See notes to financial statements.



                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine months ended September 30,
                                                                       2001              2000

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                              $   (3,477,036)   $   1,607,794
                                                                   --------------    -------------
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation                                                          436,302          449,202
   Amortization                                                          148,635          240,154
   Reserves and allowances                                               200,000          149,640
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firms                                            (2,131,138)       3,931,370
   Trading and investment account securities                           2,877,589          (71,954)
   Commissions receivable                                                (29,306)         298,875
   Due from officers                                                     (24,855)          11,696
   Employee and broker receivables                                      (439,682)        (533,888)
   Deferred income taxes                                                (510,888)         109,342
   Other assets                                                         (712,837)         472,875
   Deferred income                                                      (300,000)            -
   Securities sold but not yet purchased                                 (71,559)         308,785
   Commissions payable                                                 1,199,683       (1,244,220)
   Accounts payable                                                      467,385           23,504
   Accrued expenses                                                       43,069           12,208
   Income taxes payable                                                 (868,675)         347,846
   Other liabilities                                                    (359,454)        (137,260)
                                                                   --------------    ---------------
       Total adjustments                                                 (75,731)       4,368,175
                                                                   --------------    ---------------
       Net cash provided by (used in) operating activities            (3,552,767)       5,975,969
                                                                   --------------    ---------------

Cash flows from investing activities:
   Collection of notes receivable                                         18,000           74,708
   Collection of Global leases receivable                                153,641          526,413
   Additions to property and equipment                                  (300,432)        (711,037)
   Dispositions of property and equipment                                   -              12,851
                                                                   --------------    ---------------
       Net cash used in investing activities                            (128,791)         (97,065)
                                                                   --------------    ---------------

Cash flows from financing activities:
   Payment of notes payable                                             (245,625)        (773,172)
   Payment of subordinated notes payable                                    -             (50,000)
   Proceeds from capital lease financing                                 606,195             -
   Payments of capital lease                                            (188,153)         (90,936)
   Exercise of stock options                                                -              55,920
   Payments toward purchase of treasury stock                           (143,564)        (973,717)
   Payments of preferred stock dividends                                 (48,305)         (75,782)
                                                                   --------------    ---------------
       Net cash used in financing activities                             (19,452)      (1,907,687)
                                                                   --------------    ---------------
Net increase (decrease) in cash and cash equivalents                  (3,701,010)       3,971,217
Cash and cash equivalents at beginning of period                       3,701,010          686,980
                                                                   --------------    ---------------
Cash and cash equivalents at end of period                                  -           4,658,197
                                                                   ==============    ===============


Supplemental disclosures of cash flow information:
   Cash paid during the period for:

       Interest                                                   $      118,664    $     146,801
                                                                   ==============    ===============

       Income taxes                                               $      894,331    $     675,347
                                                                   ==============    ===============

   Property and equipment financed under capital leases           $      662,290    $        -
                                                                   ==============    ===============




                                             See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 2001 and 2000. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the nine-month and three-month periods ended September 30, 2001 are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options and the deemed conversion of preferred stock and convertible debt.

NOTE 3 - SHARE REPURCHASE

     During the nine months ended September 30, 2001, the Company repurchased 236,751 shares of its common stock for $143,564 under a share repurchase program authorized by the board of directors.

NOTE 4 - PREFERRED STOCK

     During the nine months ended September 30, 2001, a total of 18,321 shares of Series A Preferred Stock were converted into 36,642 shares of common stock.

NOTE 5 - SALE/LEASEBACK

     During the nine months ended September 30, 2001, the Company entered into two capital leases under a sale/leaseback arrangement with a leasing company. The transactions resulted in a gain of approximately $45,000, which has been deferred and will amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

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

NOTE 7 - LEGAL MATTERS

     During the third quarter of 2001,  the Company's  broker-dealer  subsidiary
(FMSC) resolved a previously disclosed customer claim in which the customer sought damages in excess of $19 million. FMSC is a respondent or co-respondent in various other legal proceedings incidental to its securities business. FMSC is contesting the allegations of these claims and believes that there are meritorious defenses in each case. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows.

NOTE 8 - INCOME TAXES

     During the nine months ended September 30, 2001, management increased the Company's deferred tax valuation allowance by $810,000 to offset additional tax benefits whose realization is uncertain. These tax assets relate to stock option compensation, state net operating losses, and deferred income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Three Months Ended September 30, 2001 (the "2001 Period") vs. September 30, 2000 (the "2000 Period")

                                                    Three Months Ended September
                                             2001                                2000
                                            (000's)       % Change              (000's)
                                            -------------------------------------------
Revenues:
Commissions                                 $   8,207       (19)              $ 10,123
Principal transactions                          1,540        26                  1,226
Investment banking                              1,028        53                    670
Interest and other income                       1,418       117                    652
                                               ---------------------------------------
                                            $  12,193        (4)              $ 12,671

                                                    Three Months Ended September
                                              2001                               2000
                                             (000's)      % Change              (000's)
                                             ------------------------------------------
Expenses:
Commissions, compensation
and benefits                                $  10,055        (6)              $ 10,672
Clearing and floor brokerage                      731       (17)                   878
Communications and occupancy                      887       (45)                   611
Legal matters and related costs                 1,389       458                    249
Other operating expenses                          953        17                    817
Interest                                           44        38                     32
                                                ---------------------------------------
                                            $  14,059         6               $ 13,259


     During the nine-month period ending September 30, 2001, the securities industry sustained declines in revenues, resulting from a sluggish global economy and investor uncertainty. The Company's results in both 2001 and particularly the second half of 2000 reflect declining trading volume in the U.S. financial markets, and generally bearish investor sentiment. For the three months ended September 30, 2001, the Company's revenues decreased 4% to $12,193,000 compared with $12,671,000 for the 2000 period. For the nine months ended September 30, 2001, the Company recorded revenue of $38,514,000, down from $50,504,000 over the nine-month period of 2000.

     The Company's primary source of revenue is derived from commissions generated on listed and over-the-counter securities and other agency transactions. These revenues during the 2001 period were $8,207,000 (67% of total revenues) compared to $10,123,000 (80% of total revenues) for the 2000 period. Commission revenue from the sale of mutual funds, insurance products, and fees from managed accounts decreased by $615,000 to $2,974,000 (24% of total revenues) during the 2001 period from $3,589,000 (28% of total revenues) for the 2000 period. The decrease in mutual fund revenues during the 2001 period was partially offset by the increase in commissions from the sale of variable annuities and fees from managed accounts. Revenues from these two areas increased by $222,000 for the 2001 period when compared to the 2000 period.

     Gains from proprietary trading and market-making activities increased by 26%, or $314,000, over the 2000 period. Principal transactions in equity securities accounted for most of the increase ($297,000) over the 2000 period. During the 2001 quarter, the Company reduced its market-making and proprietary trading activities, eliminating personnel costs and market data services. The Company also reduced its inventory positions in order to limit further its exposure to market volatility.

     Investment banking revenues increased during the 2001 period by $359,000, or 54%, to $1,028,000, when compared with the 2000 period. Included in this category is commissions earned from the sale of registered offerings of collateralized medical receivables, which the Company began selling during the second half of this year.

     Interest and other income for the 2001 period increased by $765,000 to $1,418,000. This was largely due to an insurance reimbursement of $512,000 and an increase in interest income.

     Compensation and benefits decreased during the 2001 period by 6% or $616,000 to $10,055,000. Commissions paid to registered representatives for 2001 were $8,092,000 (66% of total revenues) as compared to $8,798,000 (69% of total revenues) in 2000, a decrease of $706,000. The decrease in commission expense reflects the overall decrease in commission-generated revenues. Although total revenues stayed fairly constant for the 2001 period, commission generated revenues actually decreased by $1,070,000. The other expenses in this category include salaries, payroll taxes, and fringe benefits for salaried employees. Employee compensation and employee benefits remained relatively constant, increasing by only $89,000 over the 2000 period. During this period, the Company implemented certain cost cutting measures, including the reduction in executive officers' salaries and personnel layoffs in the trading and operations departments. The Company expects to realize the full extent of these cost reductions during the fourth quarter of 2001.

     Clearing costs decreased during the 2001 period. This cost, which is directly associated with the level of transaction volume, decreased by $148,000 to $731,000 (6% of total revenues) from $878,000 (7% of revenues) during the 2000 period. These clearing costs, can and do fluctuate, depending upon the product mix. Some transactions, such as options and bonds, have a higher execution and clearing cost than mutual funds and insurance.

     Communications and occupancy costs were $887,000 (7% of total revenues) for the 2001 period as compared to $611,000 (5% of total revenues) for the 2000 period. During the third quarter of 2001, the Company entered into two new leases for branch offices in Boca Raton, Florida and New York City. As a result of these new offices, as well as rent increases on current office space, rental expense increased by approximately $148,000. Subsequent to the quarter, the Company sublet its office space in Paramus, New Jersey, which formerly housed the operations of Century Discount Investments ("CDI"). The CDI staff was relocated to the Red Bank headquarters. As a result of this move, the Company anticipate savings of approximately $6,000 per month.

     Other operating expenses increased by $136,000, to $953,000 (8% of total revenues) as compared to $817,000 (6% of total revenues) during the 2000 period. The increase is due primarily to higher customer and broker bad debt reserves.

     Legal fees and litigation settlements increased to $1,390,000 from $249,000, an increase of $1,141,000 over the 2000 period. The Company is currently a respondent in various customer arbitrations and lawsuits arising in the normal course of its securities business. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows.

     The  Company  has  not  incurred  any  income  tax   liabilities  in  2001.
Management,   however,  has  increased  the  Company's  deferred  tax  valuation allowance by $810,000 to offset additional tax benefits whose realization is uncertain. These tax assets relate to stock option compensation, state net operating losses, and deferred income.

     For the 2001 period, the Company reported a net loss of $2,099,000 or ($.24) per basic and diluted share, as compared to a net loss of $415,000 or ($.04) per basic and diluted share for the 2000 period. For the nine months ended September 30, 2001, the Company reported a net loss of $3,550,000 or ($.41) per basic and diluted share, as compared to net income of $1,532,000 or $.16 per basic and $.15 per diluted share for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     The Company maintains a liquid balance sheet with 41% of the Company's assets consisting of cash and cash equivalents; securities owned, which are marked to market; and receivables from the Company's clearing firm and other broker-dealers. The Company's liquidity can fluctuate significantly depending largely upon general economic and market conditions, volume of activity, and investment opportunities.

     Net cash used by operating activities for the nine months was $3,552,767. The primary source of this decrease was the net loss for the nine months ended September 30, 2001, of $3,477,000.

     Investing activities required cash of $129,000 over the last nine months. Additions to capital expenditures consumed $300,000, while collections of notes and global lease receivables contributed $172,000. The Company projects additional expenditures for infrastructure and technology to be approximately $100,000 for the remainder of the year.

     Financing activities used cash of $19,000 during the first nine months of 2001. A total of $606,000 of proceeds was received from capital lease financing. This was offset by notes and capital lease repayments of $434,000 and dividend payments to preferred shareholders of $48,000. In addition, a total of $144,000 was used to repurchase 236,751 of the Company's outstanding shares pursuant to a stock repurchase program.

     In May 2000, the Company's broker-dealer subsidiary ("FMSC") entered into a 10-year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, it received the initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company expects an additional cash payment of $1,250,000 in November 2001, having achieved the performance criteria required for such payment.

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other participants in competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001 and the Form 10-K for the year ended December 31, 2000.

Recently Issued Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for business combinations initiated after June 30, 2001 and eliminates the pooling of interest method. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addressed the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addressed the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. Although SFAS No. 142 is not required to be adopted by the Company until fiscal 2003, its provisions must be applied to goodwill and other intangible assets acquired after June 30, 2001. As of September 30, 2001, the Company does not have any goodwill or other intangible assets relating to business combinations that were accounted for under APB Opinion No. 16. Accordingly, the adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addressed the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, but may be implemented earlier. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement requires a single accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, but may be implemented earlier. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

     Stock Repurchase Program

     During the quarter ended September 30, 2001, the Company repurchased 122,201 shares of its common stock for $55,250 under a share repurchase program authorized by the Board of Directors.

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

                                        FIRST  MONTAUK   FINANCIAL  CORP.
                                        (Registrant)



Dated: November 14, 2001                /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President


                                               First Montauk Financial Corp.
                                            Computation of Earnings Per Share
                                                               Nine months ended September 30,   Three months ended September 30,
                                                                  2001                    2000         2001            2000

Numerator:
Basic:
Income (loss) before extraordinary loss                        $(3,477,036)       $ 1,641,994       $(2,074,463)    $  (390,171)
Extraordinary loss                                                    -               (34,200)             -               -
                                                                -----------         ----------       -----------      ----------

Net income (loss)                                               (3,477,036)         1,607,794        (2,074,463)       (390,171)
Deductions:
   Preferred stock dividends                                       (73,145)           (75,784)          (24,840)        (24,705)
                                                                 ----------         ----------       -----------      ----------

Net income (loss) for basic computation                        $(3,550,181)       $ 1,532,010       $(2,099,303)    $  (414,876)
                                                                ===========         ==========       ===========      ==========

Diluted:
Net income (loss) for basic computation                        $(3,550,181)       $ 1,532,010       $(2,099,303)    $       -
Additions:
   Preferred stock dividends                                          -                75,784              -                -
   Interest on convertible debt, net of taxes                         -                16,746              -                -
                                                                -----------         ---------        -----------     -----------

Net income (loss) for diluted computation                      $(3,550,181)       $ 1,624,540       $(2,099,303)    $       -
                                                                ===========         ==========       ===========     ===========


Denominator:
Basic:
Weighted average common shares outstanding                       8,731,099          9,560,256         8,714,904       9,394,457
                                                                ===========         ==========       ===========     ===========

Diluted:
Weighted average common shares outstanding-basic                 8,731,099          9,560,256         8,714,904       9,394,457
Additions:
   Incremental shares from assumed conversion of stock
   options and warrants using the treasury stock method               -               245,193              -               -
   Incremental shares from assumed conversion of
   convertible debt and preferred stock using the
   if-converted method                                                -             1,213,174              -               -
                                                                -----------         ----------        -----------     ----------

Weighted average common and common equivalent
   shares outstanding-diluted                                    8,731,099         11,018,623         8,714,904       9,394,457
                                                                ===========        ===========        ===========     ==========

Per share:

Basic:
Before extraordinary loss                                      $      (.41)       $      0.16       $      (.24)    $     (0.04)
Extraordinary loss                                                    -                 -                  -               -
                                                                 ----------        -----------        -----------     ----------
Net income (loss)                                              $      (.41)       $      0.16       $      (.24)    $      (0.04)
                                                                 ==========        ==========         ===========     ===========

Diluted
Before extraordinary loss                                      $      (.41)       $      0.15       $      (.24)    $      (0.04)

Extraordinary loss                                                    -                 -                  -                -
                                                                 ----------        ----------         -----------     -----------

Net income (loss)                                              $      (.41)       $      0.15       $      (.24)    $      (0.04)
                                                                 ==========        ==========         ===========     ===========
