Form 10-K
period 2001-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2002-04-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001               -----------------
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

                            [Cover Page 1 of 2 Pages]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The issuer's revenues for its most recent fiscal year: $51,220,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of bid and asked prices of such stock, as of April 12, 2002, was $1,664,290.

     The number of shares of Common Stock outstanding, as of April 15, 2002 was 8,625,284.

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

     FMSC has approximately 570 registered representatives and services over 60,000 retail and institutional customer accounts. With the exception of two Company-leased branch offices, all of FMSC's 200 other branch office and satellite locations in 33 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office and the Company-leased branch offices.

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

     FMSC's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed                                        16%
  Over-The-Counter                              29%
  Municipal and Government Bonds                 3%
  Corporate Bonds                                2%
  Unit Investment Trusts                         2%
  Mutual Funds                                  18%
  Options                                        8%
  Insurance and Annuities                       19%
  Corporate Finance                              3%
                                               ---
Total (1)                                      100%


(1)      Does not include interest and other income.

     The following table reflects FMSC's various sources of revenues and the percentage of total revenues for fiscal 2001. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and proprietary trading activities.

                                                          Year Ended December 31, 2001
                                                          ----------------------------
                                                          Amount               Percent
                                                          ------               -------
Agency commissions from
          Equity Securities,
          Options and Mutual Funds,
           Variable insurance and management fees       $37,808,000              74%

         Principal Transactions in
          Equity Securities, Municipal,
          Government and Corporate Bonds                $ 8,022,000              16%

         Interest and other Income                      $ 3,907,000               7%

         Investment Banking(1)                          $ 1,483,000               3%
                                                        -----------             ---
         Total Revenues                                 $51,220,000             100%


     (1)  Investment   banking   revenues   consist  of   commissions,   selling
concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.

The Affiliate Program

     FMSC's primary method of operation is through its affiliate program, which allows registered representatives to operate as independent contractors. A registered representative who becomes an affiliate of FMSC establishes his own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. In return, the affiliate representative is entitled to retain a significantly higher percentage of the commissions generated by his sales than a registered representative is in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

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

     Century, through its clearing firm, has developed the capability to offer online, discount brokerage and related investment services. The online services provide customers with automated securities order placement, market information and research capabilities through the Internet. (see Competition").

Montauk Insurance Services

     In 1991, FMFC formed Montauk Insurance Services, Inc ("MISI") for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed to sell life insurance and annuities in 49 states. MISI derives revenue from the sale of insurance-related products and services to the customers of FMSC's registered representatives, who are also licensed to sell certain insurance products. In fiscal year 2001, the Company earned gross commissions of $8 Million from the sale of insurance and annuity products.

Asset Management and Portfolio Advisory Services

     FMSC is a SEC Registered Investment Adviser, providing investment advisory services to clients through independent, third-party sponsored advisory programs offered to individual and institutional clients. FMSC is registered or eligible to conduct business as an investment adviser in 33 states.

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

Recent Developments

Montauk Capital Markets Group

     In March 2002, FMSC formed a new institutional brokerage division, Montauk Capital Markets Group, which offers institutional clients specialized trading and brokerage services and equity research. An institutional trader and research analysist with over 20 years of experience who holds an MBA from Harvard Business School, heads the division. Additional research analysts and traders with substantial institutional experience assist him. In order to accommodate this new division, the Company entered into a new sub-lease arrangement for office space in Mid-town Manhattan. (See Item 2. "Properties")

New Clearing Arrangement

     In May 2000, FMSC entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as FMSC's primary clearing broker. In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv provided a cash advance of $4,000,000 to FMSC on the date of conversion to Fiserv. The funds, net of federal and state income taxes, were used primarily to enable FMSC to pay for the cost of conversion to Fiserv and expand FMSC's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, FMSC will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. FMSC is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria, or terminates the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to FMSC in the second, third and fourth years of the agreement under similar conditions, provided FMSC achieves certain performance criteria, and subject to certain other conditions. These advances, if received, will also be amortized to income as earned during the term of the clearing agreement.

     In February 2001 FMSC and FMFC amended and restated the financial agreement with Fiserv. Under the restated terms, FMFC, rather than FMSC, is and will continue to be the recipient of any additional cash advances payable under the financial agreement. In November 2001, FMFC received another scheduled cash advance of $1,250,000 from Fiserv. FMFC has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, FMFC has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC stock that it owns.

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

Common Stock Repurchase Program

     In August 1999, the Company's board of directors authorized the repurchase of an unspecified number of the Company's outstanding common shares in market transactions. In fiscal 2001, repurchases of 236,767 shares were made at a total cost of $143,564. The repurchase of common shares on the open market has the effect of reducing the number of outstanding common shares.

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

 Competition

     FMSC encounters intense competition in all aspects of its business and competes directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, the Company also competes with numerous regional and local firms. FMSC also competes for experienced brokers with other firms offering an independent affiliate program such as National Securities Corp., Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

     In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. In 1997 the Company entered the discount brokerage arena through its Century Discount Investments division. Additionally, the emergence of online trading has further intensified the competition for brokerage customers. The continued expansion of discount brokerage firms and online trading could adversely affect the Company's retail business.

     Other financial institutions, notably commercial and savings banks offer customers some of the same services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services that banks and other institutions ultimately may offer to customers, FMSC may be adversely affected to the extent those services are offered on a large-scale basis.

     FMSC competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. FMSC often offers incentives to qualified registered representatives to join the Company. These incentives can include cash loans, both forgivable based on duration of association and/or production levels, as well as non-forgivable, incentive stock options and a higher payout. Through its clearing relationship, FMSC has implemented on-line information systems to service its affiliates and to attract new brokers. The systems will enable brokers at any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive research reports and compliance memoranda via the firm's intranet component of its newly redesigned website.

     Government Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The SEC is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self-regulatory organizations ("SROs"), principally the NASDR, and in the case of New York Stock Exchange, Inc. ("NYSE") member firms, the NYSE. The SROs, among other things, promulgate regulations and provide oversight in areas of (i) sales practices, (ii) trade practices among broker-dealers, (iii) capital requirements, (iv) record keeping and (v) conduct of employees and affiliates of member organizations. In addition to promulgating regulations and providing oversight, the Commission and the SROs have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the Commission and SROs, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

    Employees

     The Company currently has approximately 570 registered representatives of which 490 are associated with affiliate offices. In addition, the Company employs 105 support personnel in the areas of operations, compliance, accounting, and administration. FMFC believes its relationship with its employees is satisfactory.

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

     Securities Broker/Dealer Professional Liability Insurance

     FMSC carries a securities Broker/Dealer professional liability insurance policy (the "Policy") underwritten by National Union First Insurance Company of Pittsburgh, PA, a subsidiary of American International Companies. The Policy provides coverage for any negligent act, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities trading, investment management services, the giving of financial investment advise and the purchase and/or sale of securities. The Policy excludes from coverage certain types of business activity, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The Policy term is from January 31, 2001 to January 31, 2003, with a $1 Million limit of liability for each covered event and a $5 Million aggregate liability limit. The Company is responsible for a $50,000 deductible payment per claim, of which $10,000 is offset to the registered representative involved in the claim. Our agent has advised us that the market for this type of insurance coverage is contracting. We therefore have no assurance that the Policy will be renewed when it expires next year, or that acceptable replacement coverage can be obtained at an affordable price. It is therefore possible that after the termination of this Policy period, that the Company may not have this type of insurance protection which may adversely impact the financial condition of the Company in the event of material claims in the future which may not be covered by existing polices.

     Executive and Organization Liability Insurance Policy

     FMFC carries an executive and organization liability insurance policy (also known as Directors and Officers liability insurance), which covers the Company's executive officers, directors and counsel against any claims for monetary damages arising from the covered individuals actual or alleged breach of duty, neglect, error, misstatement, misleading statement or omission when acting in the capacity of his/her position as an executive officer, director and/or counsel on behalf of the Company. Policy exclusions include, but are not limited to, claims made against covered individuals attributable to the committing of any deliberate criminal or fraudulent acts, illegal or improper payments, and others. The policy, underwritten by National Union First Insurance Company of Pittsburgh, PA, a subsidiary of American International Companies, provides for coverage in the amount of $3 Million with a deductible of $250,000 for securities claims and $150,000 for all other claims, during the policy period which runs from March 30, 2001 to March 30, 2002. The Company has excess coverage for an additional $ 2 Million through Lloyd's of London that supplements the primary policy. In March 2002 the Company purchased renewal insurance through the Greenwich Insurance Company to take effect following the conclusion of the current policy period.

Additional Considerations

The Company's business is inherently risky and it has suffered losses

     For the years ended December 31, 2001, 2000 and 1999, the Company reported revenues of $51,220,000, $59,330,000 and $57,585,000, respectively. It suffered net losses of $5,208,000 and $689,000 for the fiscal years ended December 31, 2001 and 2000, respectively. The Company reported net income of $2,283,000 for the year ended December 31, 1999. The Company may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of the Company's future operations. The results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of the Company's management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of the Company's business is directly affected by its available net capital.

Fluctuations in securities volume and prices increase the potential for future losses

     The Company and the securities industry in general, are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. The Company and the securities industry in general, are subject to other risks, including risks of loss from the underwriting of securities, counter party (a party to which we have credit or performance exposure) failures to meet commitments, customer fraud, employee errors or misconduct and litigation. In addition, price fluctuations may cause losses on securities positions. As the Company expands its investment banking activities and more frequently serve as manager or co-manager of public offerings of securities, it can expect to make increased commitments of capital to market-making activities in securities of those issuers. The expected additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from reductions in the market price. Low trading volume or declining prices generally result in reduced revenues. Under these conditions, profitability is adversely affected since many costs, other than commission compensation and bonuses, are fixed. Heavy trading volume has caused serious operating problems, including delays in clearing and processing, for many securities firms in the past and may do so in the future. Principal and brokerage transactions and lending activities expose the Company to losses

     The Company's trading, market making and underwriting activities involve the purchase, sale or short sale of securities as a principal and, accordingly, involve the risk of changes in the market prices of those securities and the risk of a decrease in the liquidity of markets which would limit the Company's ability to resell securities purchased or to repurchase securities sold in principal transactions. FMSC's brokerage activities and principal transactions are subject to credit risks. For example, a customer may not respond to a margin call, and since the securities being held as collateral have diminished in value, there is a risk that the Company may not recover the funds loaned to the customer.

FMSC must comply with Net Capital Requirements

     FMSC's business, like that of other securities firms, is capital intensive. The SEC and the NASDR have stringent provisions with respect to net capital requirements applicable to the operation of securities firms. A significant operating loss or any charge against net capital could adversely affect the Company's ability to significantly expand or, depending upon the magnitude of the loss or charge, to maintain our present level of business.

There is a limited public market for the Company's securities

     The Company's common stock and warrants are traded in the over-the-counter market and reported by the National Daily Quotation Service published by the National Quotation Bureau, Inc and the Electronic Bulletin board maintained by the NASDR. Although the Company may apply for inclusion of its common stock in the Nasdaq Smallcap Market and/or on the American Stock Exchange, it does not currently satisfy the minimum listing requirements. Accordingly, there can be no assurance that the Company will be successful in obtaining listing on Nasdaq or on the Amex, or if obtained, that it will be able to maintain the Nasdaq or Amex listing. The Broker-Dealer subsidiary faces limitations on trading and market-making activities in the Company's securities

     Due to regulatory positions and requirements of both the SEC and the NASDR relating to the circumstances and extent to which a registered broker-dealer and NASDR member may engage in market-making transactions in the securities of its parent company, FMSC does not engage in trading or market-making activities relating to the Company's common stock, units or warrants where FMSC would speculate in, purchase or sell the Company's securities for its own account. The purpose and effect of such limitation restricts FMSC from being a factor in the determination of the market or price of the Company's securities. FMSC does, however, execute transactions for its customers on an "agency basis" where it does not acquire the Company's securities for its own trading account. It will, however, earn usual and customary brokerage commissions in connection with the execution of such brokerage transactions. If, under current or future regulations of both the SEC and NASDR, FMSC is permitted to participate as a market-maker, it may do so on the basis of showing a bid and offer for the Company's securities at specified prices representing customer interest.

The Company has limited the liability of our directors

     The Company has amended its certificate of incorporation to include provisions eliminating the personal liability of its directors, except for breach of a director's duty of loyalty to the company or to its shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, and in respect of any transaction in which a director receives an improper personal benefit. These provisions pertain only to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither the company nor its shareholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence, or which are ultimately found to have been in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders in any particular case, shareholders may not have an effective remedy against the challenged conduct.

     The Company believes that, based upon recent developments in the market for directors' and officers' liability insurance, such provisions are necessary to attract and retain qualified individuals to serve as directors. In addition, such provisions will allow directors to perform their duties in good faith without concern for the application of monetary liability on a retroactive basis in the event that a court determines their conduct to have been negligent or grossly negligent. On the other hand, such provisions significantly limit the potential remedies available to the company or a shareholder, and it is possible that the protection afforded by such provisions may reduce the level of diligence or care demonstrated by such directors. The Company's Certificate of Incorporation and By-Laws contain provisions which may have an anti-takeover effect

     The Company's amended and restated certificate of incorporation and by-laws contain provisions which may discourage certain transactions which involve an actual or threatened change in control of the company. These provisions include a classified or staggered board of directors. As permitted by the New Jersey Corporation Law, the certificate of incorporation provides that a director or officer of our company will not be personally liable to the company or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, except under certain circumstances including a breach of the director's duty of loyalty to the company or our stockholders or any transaction from which the director derived an improper personal benefit. The provisions referred to above may make the company a less attractive acquisition candidate. They may also discourage or impede offers to acquire the business not approved by the board of directors, including offers for some or all of the shares of any class or series of capital stock at substantial premiums above the then current market value of such shares.

Item 2.   Properties

Offices and Facilities

The Corporate Headquarters

     The Company maintains its corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. In March 1997, the Company entered into a seven-year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable space. In March 1998, the Company signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. The Company pays as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 2001 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. The First Amendment to the Lease covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $63,685, which includes all of the additional rent items, through January 2005. The Master Lease and First Amendment also contain a six-year option to renew providing for a base rental payment of approximately $65,000 per month.

          Company Leased Branch Offices

     Commencing in June 1996 the Company leased 3,150 square feet of office space in Paramus, New Jersey. Initially this office housed the Company's insurance subsidiary, Montauk Insurance Service, Inc. In September 1997 the insurance division relocated from Paramus to the Company's corporate offices in Red Bank, New Jersey, and the Paramus office became the new home of Century Discount Investments, the Company's discount brokerage division. In February 2000, the Company extended the lease term for an additional three years at a monthly base rent of $6,890. In September 2001 Century Discount was relocated to the Company's corporate offices in Red Bank, New Jersey, and the Paramus office was sub-let to one of the Company's affiliates at the monthly rent of $4,500 for the balance of the lease term. The Company pays the balance of the monthly rent for this office.

     In December 1999 FMSC entered into a 3-year lease commencing December 31, 1999 for 3,254 square feet of gross rentable area in the Vantage Ponte Building, Glen Allen, Virginia for offices for its former Montauk Affinity Marketing Corp. and for an affiliate retail brokerage office. The base rent for the premises is $4,474 per month and in addition to the base rent, the company is responsible for additional rent escalators comprised of an operating expense pass-through of approximately 5% annually. During October 2000, the company terminated its affiliation with Montauk Affinity Marketing Corp. and the lease premises became entirely used by an affiliate for retail brokerage. The Company recoups a portion of the rental payment from a percentage of the affiliates' monthly commissions.

     In March 2001, the Company entered into a lease assignment and assumption agreement for a 3-year lease for 3,272 gross rentable square feet for a branch office in Boca Raton, Florida. The rent for the premises is $7,433 per month, which includes in the base rate common area, maintenance charges, and taxes. The affiliated registered representatives who utilize this office contribute towards the office expenses.

     In June 2001 the Company entered into a sub-lease agreement for 4,269 square feet of office space on Wall Street in New York City that is utilized by registered representatives. The sub-lease term runs until January 31, 2005 with a monthly rent payment of $16,009.

     In January 2002 the Company entered into a sub-lease agreement for 4,520 square feet of office space in Midtown Manhattan which is utilized by institutional and retail sales representatives, as well as a new institutional research group. The sub-lease term runs until September 29, 2006 and provides for a monthly rent payment of $18,830 until January 31, 2004 and thereafter increases to $19,963 for the balance of the sub-lease term.

Item 3.   Legal Proceedings

     Many aspects of the Company's business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

     FMSC is a respondent in a customer arbitration filed in 2001 with the NASDR department of arbitration that seeks rescissionary damages of approximately $9.5 million including statutory interest, plus punitive damages. The claimant alleges violations of various provisions of the federal and state securities laws. FMSC believes it has meritorious defenses to these claims and is vigorously defending against the action. FMSC is also a respondent in several claims arising from customer purchases of high yield corporate bonds which declined in market value after the purchases were made, and which include claims for alleged unsuitable recommendations and/or improper use of margin. The Company intends to vigorously defend these actions.

     FMSC is also a respondent or co-respondent in various other legal proceedings which it believes are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case.

     In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. Therefore, as of December 31, 2001, the Company has established a loss provision in the accompanying financial statements for any liability that may result from these contingencies.

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

B.      Market Information

     The Company's Common Stock commenced trading in the over-the-counter market in 1987. On April 12, 2002, the Company's common stock had a high and low bid price of $.22 and $.18, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 2001                    High Bid        Low Bid

     1st Quarter                     $ .85           $  .60
     2nd Quarter                       .64              .45
     3rd Quarter                       .60              .45
     4th Quarter                       .44              .45

Fiscal Year 2000                    High Bid        Low Bid

     1st Quarter                     $ 1.97          $ 1.13
     2nd Quarter                       1.75            1.25
     3rd Quarter                       1.56            1.00
     4th Quarter                       1.22            0.60

Fiscal Year 1999                    High Bid        Low Bid

     1st Quarter                     $ 3.75          $ 1.4375
     2nd Quarter                       3.00            1.5938
     3rd Quarter                       2.7188          1.5313
     4th Quarter                       1.9375          1.1250


C.       Number of Record Holders.

     The approximate number of record holders of the Company's common stock as of April 15, 2002 was 478. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 2,700 beneficial holders of the Company's common stock.

D.       Dividend Policy

     We have not paid any dividends upon our Common Stock since our inception. We do not expect to pay any dividends upon our Common Stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business.

E.      Sales of Unregistered Securities

     In 1999, the Company completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of the Company's Common Stock and pays a quarterly dividend of $.075 per Preferred Share. Pursuant to the offering, the Company issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. In 1999, the Company also issued an aggregate of $690,526 principal amount of convertible promissory notes and warrants to purchase 25,000 shares of its Common Stock, exercisable at $1.75 per share, to certain investors holding Global leases. The convertible notes issued by the Company are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payments of $112,000, including interest calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. For more information see the discussion provided in "Liquidity and Capital Resources."

Item 6.  Selected Financial Data

                                                     Year ended December 31,
                           2001             2000              1999                 1998              1997
                           ----             ----              ----                 ----              ----
Operating results:

Revenues:
Commissions               $37,807,870        $46,529,771       $40,516,625        $30,741,404    $ 27,018,244
Principal transactions      8,021,887          7,131,079        14,000,680          8,795,599       7,257,576
Investment banking          1,483,210          2,416,711           439,065            767,312       1,433,100
Insurance recovery             --                 --                --                650,000          --
Interest and other income   3,907,448          3,252,325         2,628,246          1,572,063       1,383,713
                            ---------          ---------         ---------          ---------       ---------
Total revenues            $51,220,415        $59,329,886       $57,584,616        $41,876,378    $ 37,742,633
                           ----------         ----------        ----------         ----------      ----------

Expenses:
Commissions, employee
 compensation and
 benefits                  42,356,207         46,800,661        42,137,968         31,766,060      26,785,205
Clearing and floor
 brokerage                  3,247,219          4,003,345         4,109,961          3,674,859       3,021,709
Communications and
 occupancy                  3,249,389          2,731,681         2,697,433          2,557,313       1,860,350
Legal matters and
 related costs              2,415,374          1,181,115         1,395,008          2,377,336       1,452,001
Write-down of Note
 Receivable - Global
 Financial Corp.               --                239,183           100,000          1,775,000          --
Loss on Global lease
 Settlements                   --                 --               600,416              3,524          --
Other operating expenses    5,076,806          4,862,158         3,545,308          2,958,450       2,093,670
Interest                      174,632            160,230           166,104            131,215          84,695
                           ----------         ----------        ----------         ----------      ----------
Total expenses             56,519,627         59,978,373        54,752,198         45,243,757      35,297,630
                           ----------         ----------        ----------         ----------      ----------
Income (loss) before
 income taxes              (5,299,212)          (648,487)        2,832,418         (3,367,379)      2,445,003
Provision for income taxes
 (income tax benefit)         (90,989)             6,721           549,140           (604,532)        968,178
                           ----------         ----------        ----------         ----------      ----------
Income (loss) before
  extraordinary loss     $ (5,208,223)      $   (655,208)       $2,283,278        $(2,762,847)   $  1,476,825

Extraordinary loss -
 extinguishment of debt,
 net of tax                    --                 34,200            --                 --              --
                           ----------         ----------        ----------         ----------      ----------
Net income (loss)        $ (5,208,223)      $   (689,408)      $ 2,283,278        $(2,762,847)    $ 1,476,825
                           ==========         ===========       ==========         ==========      ==========
Net income (loss)
 available to
 common stockholders     $ (5,306,976)      $ (  792,136)      $ 2,215,528        $(2,762,847)    $ 1,476,825
                           ==========         ===========       ==========         ==========      ==========


Item 6.  Selected Financial Data
            (continued)

                                                     Year ended December 31,
                           2001             2000              1999                 1998              1997
                           ----             ----              ----                 ----              ----
Per share of
 Common Stock:
    Basic         $        (.61)    $       (.08)           $  .22        $        (.28)       $      .17
    Diluted       $        (.61)    $       (.08)           $  .21        $        (.28)       $      .14

Weighted average
 common shares
 outstanding
 - Basic              8,704,355        9,450,055         9,878,129            9,725,116         8,788,734
                      =========        =========         =========            =========         =========
Weighted average
 common and common
 equivalent shares
 outstanding
 - Diluted            8,704,355        9,450,055        11,262,708            9,725,116        10,351,032
                      =========        =========        ==========            =========        ==========
Financial condition:
Total assets      $  14,227,562     $ 16,913,063       $17,059,184          $11,543,734       $11,971,934
Total liabilities $  11,934,884     $  9,203,672       $ 7,429,046          $ 5,320,107       $ 4,732,467
 Common Stock issued
 with guaranteed
  selling price   $       6,500     $      6,500       $    36,500          $    36,500       $   346,500
Stockholders'
 equity           $   2,286,181     $  7,702,891       $ 9,593,638          $ 6,187,127       $ 6,892,967


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations-Three Years Ended December 31, 2001

     Fiscal year 2001 proved to be a difficult year for the Company and the securities industry in general. The decline in investor confidence that began in 2000 continued through 2001 as corporate earnings continued to fall short of Wall Street expectations, unemployment continued to rise and the global economy remained sluggish. As a result, the Company's results reflect the declining trading volume in the U.S. financial markets and the generally bearish investor sentiment. Total revenues for the twelve months ended December 31, 2001 decreased $8,025,000 or 13.5% to $51,220,000 as compared to the twelve months ended December 31, 2000.


                                                            Year Ended December 31,
                                     ----------------------------------------------------------------------
                                                 2001                         2000                1999
                                     ----------------------------------------------------------------------
                                     -------------  ------------  ------------- ------------- -------------
 Revenues:                                (000's)        Change        (000's)        Change       (000's)
                                     -------------  ------------  ------------- ------------- -------------
 Commissions
                                           37,808          (19)         46,530            15        40,517
 Principal Transactions
                                            8,022           12           7,131           (49)       14,001
 Investment Banking
                                            1,483          (39)          2,417           451           439
 Interest/Other
                                            3,907           20           3,252            24         2,628
                                     -------------                -------------               -------------
 Total Revenues
                                           51,220          (14)         59,330             3        57,585
                                     =============                =============               =============

     The  Company's  primary  source of  revenue  is  derived  from  commissions generated from listed and over-the counter securities and other agency transactions. The decline in commissions from 2000 to 2001 resulted from an $11,063,000 or 29% decrease in revenues related to general securities and mutual fund transactions that were partially offset by a $3,253,000 or 55% increase in insurance products and management fee income. Insurance revenues increased in 2001 primarily due to annuity sales of one registered representative, which is not expected to continue.

     Comparing 2000 to 1999, the revenue growth resulted from increased commissions from general securities transactions and insurance related products, particularly from the sale of variable annuities. The overall increase in commission revenue was due primarily to the addition of new affiliated representatives, a direct result of the increase in, and maturation of, our recruiting and marketing efforts. The Company also benefited from the exceptional performance in the equities markets of the first quarter of 2000, during which we earned 41% of our total revenues for the year.

     Gains from proprietary trading and market-making activities increased 12%, or $891,000, over the 2000 period. Decreased revenues from principal sales of corporate bonds offset unrealized gains in the Company's proprietary accounts. During 2001, the Company reduced and consolidated its market-making and proprietary accounts, thereby reducing personnel costs and market data services. The Company also reduced its inventory by almost $2.8 Million during 2000, thus significantly reducing the Company's regulatory capital charges and its exposure to market volatility. The Company has taken steps to reduce its risk exposure in this area, which has improved the management of risk during the 2001 period. The 50% decrease in revenues from $14 million in 1999 to $7.1 million in 2000 was due to investment and trading losses primarily in Nasdaq and other securities held in the firm's proprietary accounts.

     Investment banking revenues for 2001 decreased $934,000 to $1,483,000, down from $2,417,000 in 2000. Revenues for 1999 were $439,000. For the year 2000, investment banking revenues included commissions and fees from an initial public offering completed in the first quarter of 2000. The decline in revenues in 2001 reflects the absence of new offerings coming to the market in which the Company may participate. In an effort to mitigate this decline, the Company has enhanced the corporate finance department by creating investment banking relationships with corporations to act as a consultant in exchange for investment banking fees. Although still in its development stage, the Company continues to support this effort. Also included in this category are commissions earned from the sale of registered offerings of collateralized medical receivables, which the Company began selling during the second half of 2001.

     Interest and other income increased $655,000 to $3,907,000 in 2001 from $3,252,000 in 2000. In 1999 interest and other income was $1,572,000. The increase in interest revenue is consistent with large cash and money fund balances being maintained by customers in reaction to the uncertainty of the market. This, combined with the more favorable interest sharing arrangement with the Company's clearing firm (see below for a more detailed discussion of the Fiserv agreement), contributed to the overall increase in this category. Also reflected in this category is the amortization of deferred revenue resulting from the financial agreement with the clearing firm.


                                                               Year Ended December 31,
                                           ----------------------------------------------------------------
                                                      2001                      2000               1999
                                           ----------------------------------------------------------------
                                           -----------  -----------  ------------ ------------ ------------
                                              (000's)     % Change       (000's)     % Change      (000's)
                                           -----------  -----------  ------------ ------------ ------------
 Expenses:
 Commissions, employee
       compensation and benefits
                                               42,356          (9)        46,801           11       42,138
 Clearing and floor brokerage
                                                3,247         (19)         4,003           (3)       4,110
 Communications and occupancy
                                                3,249          19          2,732            1        2,697
 Legal matters and related costs
                                                2,416         105          1,181          (15)       1,395
 Write-down on Note receivable-
       Global Financial Corp.                     ---
                                                             (100)           239          139          100
 Loss on lease settlements                        ---                        ---
                                                             (100)                       (100)         600
 Other operating expenses
                                                5,077           4          4,862           37        3,546
 Interest
                                                  175           9            160           (4)         166
                                           -----------               ------------              ------------
 Total expenses
                                               56,520          (6)        59,978           10       54,752
                                           ===========               ============              ============

     Total expenses decreased by $3,458,000 or 6% to $56,520,000 for 2001, down from $59,978,000 in 2000. Commission expense has a direct relationship to commission revenue and subsequently represented the largest decrease in expenses. Although commissions as a percentage of total revenues remained constant, averaging 66% in both 2000 and 2001, the dollar decrease was $5,231,000 or 13%. Commissions in 2000 increased approximately $4,000,000 over 1999 due to the increase in commission revenue as well as an increase in commission payout percentages. For 2001, the Company paid salaries and benefits of $8,267,000 (16% of revenues) for management, operations and clerical personnel, as compared to $7,512,000 in 2000 (13% of revenues) and $6,636,000 (12% of revenues) in 1999. During the second half of 2000, the Company hired additional management and support staff for various departments, primarily in sales, recruiting and compliance as well as adding employees to its mutual fund and insurance departments, and on the equity order desk. In 2001, the Company implemented certain cost cutting measures in response to the decrease in revenues and trading activity. These measures included a reduction in executive officers' salaries and personnel layoffs in the trading and operations departments. The full extent of these cost reductions will not be realized until the second quarter of 2002. The Company employed approximately 106 salaried employees as of December 31, 2001, 120 salaried employees as of December 31, 2000, and 78 salaried employees as of December 31, 1999.

     Clearing costs, which are associated with the level of transaction volume and type, decreased $756,000 to $3,247,000 in 2001 from $4,003,000 in 2000, which was relatively unchanged from the 1999 expense of $4,110,000. As a percent of revenues, clearing costs have remained fairly constant at 6% in 2001, 7% in 2000 and 7% in 1999. The percentage of clearing costs to gross revenues can, and does, fluctuate depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others.

     Communications and occupancy costs increased 19% or $517,000 to $3,249,000 in 2001 from $2,732,000 in 2000. As a percent of revenue, communications and occupancy increased from 5% to 6%. During the third quarter of 2001, the Company entered into two new leases for branch offices in Boca Raton, Florida and New York City. In fourth quarter 2001, the Company sublet its office space in Paramus, New Jersey, which formerly housed the operations of Century Discount Investments ("CDI"). CDI was relocated to the Red Bank headquarters. As a result of opening these new offices and general rent increases on current office space, rent increased by approximately $258,000. Data processing costs also increased by $102,000 over 2000 due to the addition of services to support these new corporate offices. Communications and occupancy costs were relatively unchanged from 1999 to 2000, increasing only $35,000.

     Other operating costs increased $215,000 to $5,077,000 in 2001 from $4,862,000 in 2000. The increase is due primarily to increased customer and broker bad debts, as well as a reserve for payments previously made to a vendor for the development of applications software. The Company is seeking restitution from this vendor for breach of contract. From 1999 to 2000 other operating expenses increased from $3,546,000 to $4,861,000, respectively, an increase of 37%. The increase is due primarily to the write-off of the balance of the receivable from Global Financial Corp. and various broker loan receivables; costs associated with the conversion to the new clearing firm, and increased sales and marketing initiatives.

     Legal fees and litigation settlements increased $1,235,000 to $2,415,000 in 2001 from $1,181,000 in 2000, an increase of 104%. The increase is due to a larger volume of cases, significant settlement costs, and the establishment of a $945,000 reserve for future litigation costs. The Company is a respondent in a customer arbitration seeking rescissionary damages of approximately $9.5 million including statutory interest, plus punitive damages. The Company is currently a respondent in various other customer arbitrations and lawsuits arising in the normal course of its securities business. In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular year or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. Legal matters and related costs decreased $214,000 from $1,395,000 in 1999 to $1,181,000 in 2000.

     In December 1999, the Company accepted a $500,000 cash payment in settlement of an arbitration claim against another securities firm. The Company commenced the arbitration in an effort to recover customer settlements that it had previously paid on claims arising from the activities of a former affiliate office. The settlement was received in February 2000.

     The Company's effective tax rate in 2001 was higher than expected because of an increase of $1,877,000 in the deferred tax valuation allowance. Management remains uncertain as to the ability of the Company to realize most of its deferred tax benefits. The Company has filed for federal and state tax refunds of approximately $1,076,000. The rate in 2000 was higher than expected because of the effect of non-deductible expenses and an increase in the tax valuation allowance during the year. Management increased the tax valuation allowance in 2000 to offset tax benefits arising from state tax loss carryforwards and stock-based compensation because their realization is uncertain. The rate in 1999 was lower than expected because income tax expense was offset by the reversal of a valuation allowance established against deferred tax assets (principally reserves and net operating losses) in 1998.

     For the year 2001, the Company reported a net loss available to common stockholders of $5,307,000, or $.61 per basic and diluted share, as compared to the net loss available to common stockholders reported in 2000 of $792,000, or $.08 per basic and diluted share. For 1999, the Company reported net income available to common stockholders of $2,216,000, or $.22 per basic share and $.21 per diluted share.

Liquidity and Capital Resources

     The Company maintains a highly liquid balance sheet with approximately 50% of the Company's assets consisting of cash and cash equivalents, securities owned, and receivables from the Company's clearing firm and other broker-dealers. As of December 31, 2001, this balance was $7,138,000. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Net cash used in operating activities during 2001 was $1,408,000 primarily as a result of the Company's net loss for 2001 of $5,208,000, adjusted by non-cash charges including the reserve for software development cost of $500,000, depreciation and amortization of $564,000, decreases in securities held for trading and investment, and commissions payable and taxes payable of $2,776,000, $2,009,000 and $869,000, respectively. Cash was also generated in both 2001 and 2000 by advances received under the financial agreement with Fiserv.

     The Company received cash under the Fiserv agreement of $1,250,000 in 2001 and $4,000,000 in 2000. For financial reporting purposes, the Company will earn the advance on a straight-line basis over the term of the clearing agreement. Amortization can be accelerated based on performance. Advances are subject to income taxes in the year of receipt. Fiserv has agreed to provide additional advances of $1,250,000 in each of the next two years, provided the Company meets certain performance and other criteria. Also impacting operating cash flows is the increase in employee and broker receivables of $496,000. In an effort to compete with other broker-dealers for registered representatives, FMSC has increasingly made loans to brokers as an inducement to join the Company. Some of these loans are forgivable if the registered representative remains licensed with the Company for an agreed upon period of time, generally 1-2 years, and/or meets specified productions goals. Other loans to registered representatives are payable in installments, generally over periods from 1-2 years, with interest rates ranging from 0% to 8% per annum. The balance of these loans at December 31, 2001 was $2,106,000.

     Investing activities required cash of $318,000 in 2001. Additions to capital expenditures and increased security deposits consumed $308,000 and $237,000, respectively, while collections of notes and Global lease receivables contributed $186,000. As of the first quarter 2002, all expected collections from Global lease receivables have been received.

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

     Financing activities used cash of $195,000 in 2001. A total of $606,000 of proceeds was received from capital lease financing. This was offset by notes and capital lease repayments of $559,000 and dividend payments to preferred shareholders of $99,000. In addition, a total of $144,000 was used to repurchase 236,737 of the Company's outstanding shares pursuant to a stock repurchase program.

     At December 31, 2001, the Company's broker-dealer subsidiary had net capital of $1,039,165 which was $726,396 in excess of its required net capital of $ 312,769, and the ratio of aggregate indebtedness to net capital was 4.51 to 1.

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

     In 1999, the Company issued additional convertible notes in the original aggregate amount of $690,526 to several private investors in connection with a Global lease settlement. The notes are payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payment of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company had recorded a loan discount on the notes of $64,609, which is being amortized over the note terms using the interest method. The notes are convertible into 245,263 shares of the Company's common stock based on a conversion price of $2.00 per share. Once the underlying shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company.

     As of December 31, 2001, the Company had an aggregate of $50,000 of subordinated notes outstanding with interest at 8% per annum. The final $50,000 payment was due and paid in January 2002.

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

Factors Affecting "Forward Looking Statements"

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

Effects of Recently Issued Accounting Pronouncement(s)

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which became effective for the Company during the first quarter of 2001. FAS 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company ahs not entered into any derivative or hedging activities, and, as such, the adoption of FAS 133, as amended, has not had a material effect on its consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board finalized the FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

     FAS 142 requires,  among other things,  that  companies no longer  amortize goodwill,  but instead  test  goodwill  for  impairment  at least  annually.  In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of FAS 141 and 142 has not had a material impact on the Company's financial statements.

     In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). FAS 144 supersedes FAS 121, but it retains its fundamental provision. It also amends Account Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

     FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted the provisions of FAS 144 with no impact on its financial statements.

Market Risk

     Certain of the Company's business activities expose it to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments held by the company as investment and for trading.

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2001 and December 31, 2000, the balances of the Company's equity securities positions owned and sold but not yet purchased were approximately $1,199,102 and $245,000 and $3,975,000 and $386,000, respectively.
In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts, could potentially have a material effect on the Company's financial position.

     The Company's client activities involve the execution, settlement, and financial of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.


Item 8.    Financial Statements

                 See Financial Statements attached hereto.


Item 9.    Disagreements on Accounting and Financial Disclosure

                 Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:


         Name                       Age                       Position

Herbert Kurinsky                    70                  Director, President and Chief Executive
                                                        Officer of FMFC and of FMSC and Registered
                                                        Options Principal of FMSC

William J. Kurinsky                 41                  Director, Vice   President, Chief
                                                        Operating and Chief Financial Officer
                                                        And Secretary of FMFC and of FMSC and
                                                        Financial/Operations Principal of FMSC

Robert I. Rabinowitz, Esq.          44                  General Counsel, FMFC, Chief
                                                        Administrative Officer, Vice President
                                                        And General Securities Principal of FMSC

Dave M. McCoy                       40                  Director of Retail Sales, FMSC

Norma Dopey                         62                  Director, Vice President of Operations, FMSC

Ward R. Jones, Jr.                  71                  Director

David I. Postman                    61                  Director

Barry D. Shapiro, C.P.A.            59                  Director


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

     Dave M. McCoy was director of retail sales since June 2000, until his resignation in March 2002. Prior to that he was an affiliated registered representative with First Montauk Securities Corp. in the Boca Raton, Florida branch office since August 1992. From October 1991 through August 1992, Mr. McCoy was a Manager at Chelsea Street Securities, and from October 1990 through October 1991, he was a trader/manager in Biltmore Securities, both in Boca Raton, FL. Mr. McCoy holds a General Securities Agent and Principal licenses.

     Norma L. Doxey has been a Director of the Company since December 6, 1988. Ms. Doxey has been a Vice President of Operations and a Registered Representative with First Montauk Securities Corp. since September 1986. From August September, 1986, she was operation's manager and a Registered Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities.

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

Significant Employees

     Paul L. Lieberman, Esq., 53, is general counsel for First Montauk Securities Corp. since January 1998, and special counsel from June 1997. From 1990 to 1997, he was Senior Vice President and Associate General Counsel at Tucker, Anthony, Inc. a securities broker/dealer. Prior to that, Mr. Lieberman served as Vice President and Senior Attorney for Citicorp/Citibank as well as the New York Stock Exchange and the Securities and Exchange Commission. Mr. Lieberman is an attorney at law.

     Mark D. Lowe, 43, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991. Mr. Lowe attended Ocean County College in Toms River, NJ. Mr. Lowe is the Treasurer of the Estate and Financial Planning Council of Central New Jersey.

     Mindy A. Horowitz, C.P.A., 44, has been Vice President of Finance for First Montauk Securities Corp. since September, 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk Securities Corp. Ms. Horowitz is a Certified Public Accountant.

Certain Reports

     No person who, during the fiscal year ended December 31, 2001, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2001, 2000 and 1999 to each of the named executive officers of the Company.


                                               SUMMARY COMPENSATION TABLE
                                                                                  Long Term
                                        Annual Compensation                      Compensation
                                        -------------------                      ------------

                                                                                   Securities
                                                                                   Underlying
Name & Principal                                                       Other   Annual        Options/ SARs
   Position                   Year      Salary          Bonus           Compensation            Granted
   --------                   ----      ------          -----           ------------            -------

Herbert Kurinsky              2001      $233,140       $  -            $   2,000 (4)          200,000(1)
Chairman, Chief               2000      $256,217       $ 29,306        $   2,000 (4)          125,000 (1)
 Executive Officer(7)         1999      $232,925       $100,000        $     925 (4)              0


William J. Kurinsky           2001      $233,140       $   -           $   1,000 (5)          200,000 (2)
Vice President,               2000      $256,217       $   -           $   2,000 (5)          125,000 (2)
 Chief Operating and          1999      $232,925       $100,000        $   1,925 (5)              0
 Financial Officer
 and Secretary (8)

Robert I. Rabinowitz          2001      $146,154       $   -           $   2,000 (6)           43,750 (3)
General Counsel, FMFC,        2000      $150,000       $24,234         $   2,000 (6)           60,000 (3)
 Chief Administrative         1999      $125,000       $25,000         $   1,200 (6)              0
 Officer, FMSC (9)

Dave McCoy,
  Director of Retail Sales    2001      $179,436       $27,787         $      -                   0
  FMSC (10)                   2000(11)  $ 59,231       $50,000         $  14,676              200,000 (12)
                              1999      $ N/A          $N/A            $    N/A                   0

----------------------------

     1) In 2001 The Compensation Committee of the Board of Directors (the "Committee) authorized an option grant to Mr. Herbert Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.75 per share for 5 years. In 2000, the Committee authorized an option grant to Mr. Herbert Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     2) In 2001 The Compensation Committee of the Board of Directors (the "Committee) authorized an option grant to Mr. William J. Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.83 per share for 5 years. In 2000 the Committee authorized an option grant to Mr. William J. Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     3) In 2001 The Compensation Committee of the Board of Directors (the "Committee) authorized an option grant to Mr. Robert Rabinowitz to purchase 43,750 shares of Common Stock at an exercise price of $1.50 per share for 5 years. In 2000 the Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 60,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

     4) Includes: (i) for 2001, automobile allowance of $2000; ii) for 2000, automobile allowance of $2000 (iii) for 1999, auto allowance of $925.

     5) Includes: (i) for 2001, automobile allowance of $1,000; (ii) for 2000, automobile allowance of $2,000; (iii) for 1999, auto allowance of $1,928.

     6) Includes (i) for 2001, automobile allowance of $2,000; (ii) for 2000, automobile allowance of $2,000; (iii) for 1999, automobile allowance of $1,200.

     7) Mr. Herbert Kurinsky is the beneficial owner of 56,518 shares of the Company's Common Stock as of December 31, 2001, which shares had a market value of $24,868 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

8) Mr. William Kurinsky is the beneficial owner of 1,110,823 shares of the Company's Common Stock as of December 31, 2000, which shares had a market value of $488,762 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     9) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 2001, which shares had a market value of $12,980 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

     10) Mr. Dave McCoy is the beneficial owner of 141,250 shares of the Company's Common Stock as of December 31, 2001, which shares had a market value of $62,150 as of that date.

     11) Mr. McCoy became employed by the Company in June 2000 as Director of Retail Sales. The salary, bonus and option grant was provided pursuant to his compensation package. The commissions paid were earned by Mr. McCoy in his capacity as a registered representative prior to the commencement of his salaried position.

Compensation of Directors

     The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 2001, the Board of Directors met on three (3) occasions and all directors were present, either in person or by telephonic conference call.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee comprised of Ward
R. Jones, David Portman and Barry Shapiro. The Audit Committee met on one (1) occasion during fiscal year 2001. The Audit Committee reviews (i) the Company's audit functions, (ii) the finances, financial condition, and interim financial statements of the Company with management, and (iii), the year end financial statements of the Company with the Company's independent auditors. Members of the Audit Committee do not receive additional compensation for such service.

Compensation Committee Report on Executive Compensation

     In fiscal 1995, the Corporation established a compensation committee, composed of two non-executive directors, for the purpose of negotiating and reviewing all employment agreements for executive officers of the Corporation and for administering the Senior Management Plan and the Incentive Stock Option Plan, as amended. At present, Ward R. Jones, Jr. and David I. Portman are the members of the compensation committee. This committee met on one (1) occasion during fiscal 2001.

     The compensation committee and the Board of Directors have established the following ongoing principles and objectives for determining the Corporation's executive compensation: o provide compensation opportunities that will help attract, motivate and retain highly motivated qualified managers and executives.

     - link executive total compensation to the Corporation's performance and individual job performance.

     -  provide  a  balance  between   incentives  based  upon  annual  business
achievements and longer term incentives linked to increases in shareholder value.

     During  the  last  fiscal  year,   except  as  discussed  below,  the  cash
compensation portions of the Chief Executive Officer and the Chief Operating Officer were not reviewed by the compensation committee as the terms of the compensation were governed by the terms of their employment agreements which were entered into in January 2000. Shareholders are directed to the discussion of these agreements under the heading "Employment Agreements" appearing elsewhere in this Annual Report on Form 10-K.

     During the last fiscal year, neither the Chief Executive Officer nor the Chief Operating Officer received any cash bonuses or compensation outside of a $2,000 and $1,000 automobile expense allowance for the Chief Executive Officer and the Chief Operating Officer, respectively. Total cash compensation for both of the executive officers was voluntarily reduced by $23,000 in fiscal 2001 as compared to 2000, rather than increased by 10%, as provided in each of their employment agreements.

     During the last fiscal year, the compensation committee authorized the grant of options to purchase 200,000 shares of the Company's Common Stock to each of Messrs. Herbert Kurinsky and William Kurinsky. See "Option Grants in Last Fiscal Year."

The Compensation Committee:

Ward R. Jones Jr.
David I. Portman

Compensation Committee Interlocks and Insider Participation

     There are no compensation committee interlocks between the members of the Corporation's compensation committee and any other entity. None of the members of the Board's compensation committee are executive officers of the Corporation. Mr. Jones is a registered representative of the Corporation's broker-dealer subsidiary, First Montauk Securities Corp., but does not engage in any securities business.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2001.

                                                                                            Potential Realizable Value At
                              Number of       % of Total                                    Assumed Rates of Stock Price
                              Underlying      Granted to        Exercise                    Appreciation For Options Term

                              Options/SAR     Employees in      or Base      Expiration
Name                          Granted(#)      Fiscal Year (1)   Price($Sh)      Date           5%($)         10%($)

Herbert Kurinsky               200,000            18.3%           0.66         1/4/06         18,469        62,587
William J. Kurinsky            200,000            18.3%           0.66         1/4/06          2,469        46,587
Robert I. Rabinowitz            43,750             4.0%           0.66         1/4/06           --            --

--------------------------
(1) Includes options granted to non-employee registered representatives under the 1992 Incentive Stock Option Plan, as amended.




                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION/SAR VALUES

                                                                                        Value of
                         Shares                           Number of                     Unexercised
                         Acquired                         Unexercised                   In-the-money
                         on        Value                  Options as of                 Options at
          Name           Exercise  Realized               December 31, 2001             December 31, 2001 (1)
          ----           --------  --------               -----------------             ---------------------

                                                      Exercisable/Unexercisable       Exercisable/Unexercisable
     Herbert Kurinsky       --       $0                      475,000/0                         $0/$0
     William J. Kurinsky    --       $0                      500,000/0                         $0/$0
     Robert I. Rabinowitz   --       $0                      328,750/0                         $0/$0
     Dave McCoy             --       $0                  369,500/180,500                       $0/$0


     (1) Based upon the closing bid price of the Company's Common Stock on December 31, 2001 ($.44 per share), less the exercise price for the aggregate number of shares subject to the options.

Employment Agreements

     In January 2000, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $256,218 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each will also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase from FMSC, up to 20% of all underwriters and/or placement agent warrants or options that are granted to FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each employee also receives health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

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

     The Plan is administered by the Board of Directors which has the discretion to determine the eligible employeesto whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the Plan and to establish and amend rules and regulations relating thereto.

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

     In June 2000 at the Company's Annual Meeting of Shareholders, a resolution was passed amending the Incentive Stock Option Plan to increase the number of shares reserved for issuance from 6,000,000 to 8,000,000. To date, options to purchase a total of 4,612,698 shares of the Company's Common Stock have been issued under the 1992 Plan.

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

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 360,000 options have been granted to the Company's Non-Executive members of the Board of Directors.

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

     In June 2000 at the Company's Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. To date, options to purchase a total of 2,127,500 shares of the Company's Common Stock have been issued under the Senior Management Plan.

Item 12.        Security Ownership of Certain
                Beneficial Owners and Management

     The following table sets forth, as of April 12, 2002, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group. Directors, Officers Amount and Percentage and 5% Shareholders (1) of Beneficial Ownership (1)


                                                     Number of Shares           Percent
                                                     ----------------           -------

Herbert Kurinsky                                          561,518(2)               6.2%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                                     1,680,823(3)              18.4%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Robert I. Rabinowitz, Esq.                                375,749(4)               4.2%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Dave M. McCoy                                             691,250(5)               7.7%
20197 Ocean Key Drive
Boca Raton, Fl. 33498

Ward R. Jones                                             110,000(6)               1.3%
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                                74,900(7)                *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

David I. Portman                                          219,800(8)               2.5%
300 Ocean Avenue, Apt. 6A
Long Branch, NJ 07740

Barry Shapiro, C.P.A.                                        0                     N/A
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

All Directors and                                       3,714,040                 35%
Officers as a group
(8 persons in number)

* Indicates less than 1%

     (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

     (2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 475,000 shares of Common Stock.

     (3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 500,000 shares of Common Stock.

     (4) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 328,750 shares of Common Stock; 50,000 of which are owned by Mr. Rabinowitz's wife. Mr. Rabinowitz's children own 2,000 shares of Common Stock. Mr. Rabinowitz also owns 5,833 Class A Warrants 5,833 Class B Warrants and 5,833 Class C Warrants.

     (5) Includes vested and presently exercisable option of Mr. McCoy to purchase 369,500 shares of Common Stock, and 180,500 non-vested options.

     (6) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of Common Stock.

     (7) Includes vested and presently exercisable options of Ms. Norma Doxey to purchase 50,500 shares of Common Stock, and 12,000 non-vested stock options.

     (8) Includes vested and presently exercisable options of Mr. David Portman to purchase 100,000 shares of Common Stock. Mr. Portman also owns 16,600 Class A Warrants, 16,600 Class B Warrants and 16,600 Class C Warrants.

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

                                        FIRST MONTAUK FINANCIAL CORP.


                                        By  /s/ Herbert Kurinsky
                                           ---------------------

Dated April 15, 2002                       Herbert Kurinsky, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Herbert Kurinsky
--------------------                                    April 15, 2002
Herbert Kurinsky
President, Chief Executive
Officer and Director


/s/ William J. Kurinsky
-----------------------                                 April 15, 2002
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director


/s/ Norma Doxey
---------------                                         April 15, 2002
Norma Doxey, Director


/s/ Ward R. Jones, Jr.
----------------------                                  April 15, 2002
Ward R. Jones, Jr., Director


/s/ David I. Portman
--------------------                                    April 15, 2002
David I. Portman, Director


/s/ Barry Shapiro
-----------------                                       April 15, 2002
Barry Shapiro, Director

                                 EXHIBITS INDEX

     The exhibits designated with an asterisk (*) have previously been filed with the Commission in connection with the Company's Registration Statement on Form S-l, File No. 33-24696, those designated (**) have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1993, those designated (***) have been previously filed with the Company's Registration Statement on Form S-3, File No. 33-65770. Those designated (****) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1994. Those designated (******) denotes exhibits which have been filed with the Company's Proxy Statement dated May 30, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1996. Those designated (*******) denotes exhibits which have been filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1997, (++) denotes exhibits filed with the Company's Form 10-K for the fiscal year ended December 31, 1998. Those designated (+++) denotes exhibits which have been filed with the Company's Proxy Statement dated May 23, 2000 and are incorporated by reference herewith. Those designated (++++) denotes exhibits which have been filed with the Company's Form 10-K for the fiscal year ended December 31, 2000, and pursuant to 17 C.F.R. Sections 201.24 and 240.12b-32, are incorporated by reference to this document. Those designated (+++++) denotes exhibits which have been filed herewith.




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

  10.25++++                         Security Agreement dated February 1, 2001 between Fiserv  Securities,  Inc. and
                                    First Montauk Financial Corp.

34


Exhibit No.                                                    Description
-----------                                                    -----------

  10.26+++++                        Sublease Agreement between Eloquent, Inc. and First Montauk Financial Corp.
                                    dated May 31, 2001.

  10.27+++++                        Sublease Agreement between Aimnet Solutions, Inc. and First Montauk Financial Corp.
                                    dated January 15, 2002.

  11+++++                           Computation of Earnings Per Share.

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

  28.6+++                           Second Amended and Restated 1992 Incentive Stock Option Plan.

  28.7+++                           1996 Senior Management Incentive Plan Amended as of June 23, 2000.



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Montauk Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                         Schneider & Associates LLP

Jericho, New York
March 25, 2002



                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              December 31,
                                                                                        2001                2000
                                                                                        ----                ----
ASSETS
Cash and cash equivalents                                                           $ 1,779,554        $ 3,701,010
Due from clearing firms                                                               4,146,410          2,405,666
Trading and investment account securities                                             1,199,102          3,975,309
Employee and broker receivables                                                       2,105,620          1,609,666
Global leases receivable                                                                  6,491            174,661
Notes receivable                                                                             --             18,000
Due from officers                                                                       202,964            175,068
Property and equipment - net                                                          1,631,801          2,304,533
Income tax refunds receivable                                                         1,069,442                 --
Deferred income taxes - net                                                             930,000          1,721,262
Other assets                                                                          1,156,178            827,888
                                                                                     ----------         ----------
     Total assets                                                                   $14,227,562        $16,913,063
                                                                                    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deferred income                                                                     $ 4,783,333        $ 3,933,333
Securities sold, but not yet purchased, at market                                       245,078            386,459
Notes payable                                                                           277,376            559,179
Commissions payable                                                                   3,647,170          1,637,733
Accounts payable                                                                        490,845            450,974
Accrued expenses                                                                      1,434,885            840,578
Income taxes payable                                                                      7,111            875,786
Capital leases payable                                                                  542,210            138,995
Other liabilities                                                                       506,876            380,635
                                                                                     ----------          ---------
     Total liabilities                                                               11,934,884          9,203,672
                                                                                     ----------          ---------

Temporary equity - stock subject to redemption                                            6,500              6,500

Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY
Preferred Stock, 4,375,000 shares authorized, $.10 par
     value, no shares issued and outstanding                                                 --                 --
Series A Convertible Preferred Stock, 625,000 shares authorized, $.10 par value,
     331,190 and 349,511 shares issued and outstanding, respectively;
     liquidation preference:  $1,655,950 and $1,747,555, respectively                    33,119             34,951
Common Stock, no par value, 30,000,000 shares
     authorized, 8,622,284 and 9,309,309 shares issued,
     8,622,284 and 8,822,409 shares outstanding, respectively                         3,434,642          4,063,397
Additional paid-in capital                                                            3,950,542          4,253,765
Retained earnings (accumulated deficit)                                              (5,076,055)           230,921
Less:  Deferred compensation                                                            (56,067)          (393,120)
Less:  Treasury stock, at cost (-0- and 486,900
     shares, respectively)                                                                   --           (487,023)
                                                                                     ----------         ----------
     Total stockholders' equity                                                       2,286,181          7,702,891
                                                                                     ----------         ----------
     Total liabilities and stockholders' equity                                     $14,227,565        $16,913,063
                                                                                    ===========        ===========


                               See notes to consolidated financial statements.


                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                               Years ended December 31,
                                                                        2001             2000               1999
                                                                        ----             ----               ----
Revenues:
Commissions                                                         $37,807,870      $46,529,771       $40,516,625
Principal transactions                                                8,021,887        7,131,079        14,000,680
Investment banking                                                    1,483,210        2,416,711           439,065
Interest and other income                                             3,907,448        3,252,325         2,628,246
                                                                     ----------        ---------         ---------
     Total revenues                                                  51,220,415       59,329,886        57,584,616
                                                                     ==========       ==========        ==========
Expenses:
Commissions, employee compensation
     and benefits                                                    42,356,207       46,800,661        42,137,968
Clearing and floor brokerage                                          3,247,219        4,003,345         4,109,961
Communications and occupancy                                          3,249,389        2,731,681         2,697,433
Legal matters and related costs                                       2,415,374        1,181,115         1,395,008
Write down of Notes Receivable - Global
 Financial Corp.                                                             --          239,183           100,000
Loss on Global lease settlements                                             --               --           600,416
Other operating expenses                                              5,076,806        4,862,158         3,545,308
Interest                                                                174,632          160,230           166,104
                                                                     ----------       ----------        ----------
     Total expenses                                                  56,519,627       59,978,373        54,752,198
                                                                     ----------       ----------        ----------

Income (loss) before income taxes                                    (5,299,212)        (648,487)        2,832,418
Provision for income taxes (income tax benefit)                         (90,989)           6,721           549,140
                                                                      ---------       ----------        ----------

Income (loss) before extraordinary loss                              (5,208,223)        (655,208)        2,283,278
Extraordinary loss - extinguishment of debt,
     net of tax                                                              --          (34,200)               --
                                                                     ----------       ----------        ----------
Net income (loss)                                                   $(5,208,223)     $  (689,408)      $ 2,283,278
                                                                    ===========      ===========       ===========
Net income (loss) available to common
     stockholders                                                   $(5,306,976)     $  (792,136)      $ 2,215,528
                                                                    ===========      ===========       ===========
Per share of Common Stock:
     Basic:
     Before extraordinary loss                                    $        (.61)     $     (0.08)      $      0.22
     Extraordinary loss                                                      --               --               --
                                                                    ------------     -------------     -----------
     Net income (loss)                                            $        (.61)     $     (0.08)      $      0.22
                                                                    ============     =============     ===========

     Diluted:
     Before extraordinary loss                                    $        (.61)     $     (0.08)      $      0.21
                                                                    ------------     -------------     -----------
     Extraordinary loss                                                       --               --               --
     Net income (loss)                                            $        (.61)     $     (0.08)      $      0.21
                                                                    ============     =============     ===========

Weighted average common shares
     outstanding - basic                                              8,704,355        9,450,055         9,878,129
                                                                    ============     =============     ===========

Weighted average common and common
     equivalent shares outstanding - diluted                          8,704,355        9,450,055        11,262,708
                                                                    ============     =============     ===========


                                  See notes to consolidated financial statements.


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 1999 TO DECEMBER 31, 2001


                                                                                 Series A Convertible      Additional
                                                      Common Stock                   Preferred Stock       Paid-in
                                                 Shares          Amount         Shares          Amount     Capital
                                                 ------          ------         ------          ------     -------


Balances at December 31, 1998                    9,801,493     $4,980,977              --   $       --      $2,979,831

Exercise of stock options                          234,450        204,841              --           --              --
Deferred compensation                                   --             --              --           --         122,925
Amortization of deferred
  compensation                                          --             --              --           --              --
Repurchase of common stock                              --             --              --           --              --
Issuance of common stock
  purchase warrants                                     --             --              --           --          27,382
Issuance of preferred stock                             --             --         349,511       34,951         950,592
Payment of dividends                                    --             --              --           --              --
Net income for the year                                 --             --              --           --              --
                                                ----------      ---------         -------       ------       ---------
Balances at December 31, 1999                   10,035,943      5,185,818         349,511       34,951       4,080,730


Exercise of stock options                           57,000         55,920              --           --              --
Transfer from temporary equity                      15,000         18,000              --           --              --
Deferred compensation                                   --             --              --           --         173,035
Amortization of deferred
   compensation                                         --             --              --           --              --
Repurchase of common stock                              --             --              --           --              --
Cancellation of treasury shares                   (798,634)    (1,196,341)             --           --              --
Payment of dividends                                    --             --              --           --              --
Net loss for the year                                   --             --              --           --              --
                                                 ---------      ---------         -------       ------       ---------
Balances at December 31, 2000                    9,309,309      4,063,397         349,511       34,951       4,253,765

Reversal of deferred compensation                       --             --              --           --        (303,223)
Amortization of deferred compensation                   --             --              --           --              --
Repurchase of common stock                              --             --              --           --              --
Cancellation of treasury shares                   (723,667)      (630,587)             --           --              --
Conversion of preferred stock
   into common stock                                36,642          1,832         (18,321)      (1,832)             --
Payment of dividends                                    --             --              --           --              --
Net loss for the year                                   --             --              --           --              --
                                                 ---------      ---------         --------      -------      ---------

Balances at December 31, 2001                    8,622,284     $3,434,642         331,190      $33,119      $3,950,542
                                                 =========     ==========         =======      =======      ==========





                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE PERIOD FROM JANUARY 1, 1999 TO DECEMBER 31, 2001


                                            Retained
                                            Earnings
                                          (Accumulated        Deferred             Treasury Stock           Stockholders'
                                            Deficit)        Compensation       Shares         Amount           Equity
                                            --------        ------------       ------         ------           ------

Balances at December 31, 1998            $(1,192 ,471)         $(581,210)            --       $    -- `      $6,187,127

Exercise of stock options                          --                 --             --             --          204,841
Deferred compensation                              --           (122,925)            --             --               --
Amortization of deferred
  compensation                                     --            195,841             --             --          195,841
Repurchase of common stock                         --                 --       (180,500)      (222,624)        (222,624)
Issuance of common stock
  purchase warrants                                --                 --             --             --           27,382
Issuance of preferred stock                        --                 --             --             --          985,543
Payment of dividends                          (67,750)                --             --             --          (67,750)
Net income for the year                     2,283,278                 --             --             --        2,283,278
                                            ---------           --------       --------       --------        ---------
Balances at December 31, 1999               1,023,057           (508,294)      (180,500)      (222,624)       9,593,638

Exercise of stock options                          --                 --             --             --           55,920
Transfer from temporary equity                     --                 --             --             --           18,000
Deferred compensation                              --           (173,035)            --             --               --
Amortization of deferred
   compensation                                    --            288,209             --             --          288,209
Repurchase of common stock                         --                 --     (1,105,034)    (1,460,740)      (1,460,740)
Cancellation of treasury shares                    --                 --        798,634      1,196,341               --
Payment of dividends                         (102,728)                --             --             --         (102,728)
Net loss for the year                        (689,408)                --             --             --         (689,408)
                                              -------           --------       --------       --------        ---------
Balances at December 31, 2000                 230,921           (393,120)      (486,900)      (487,023)       7,702,891

Reversal of deferred compensation                  --            303,223             --             --               --
Amortization of deferred compensation              --             33,830             --             --           33,830
Repurchase of common stock                         --                 --       (236,767)      (143,564)        (143,564)
Cancellation of treasury shares                    --                 --        723,667        630,587               --
Conversion of preferred stock
   into common stock                               --                 --             --             --               --
Payment of dividends                          (98,753)                --             --             --          (98,753)
Net loss for the year                      (5,208,223)                --             --             --       (5,208,223)
                                           ----------           --------        -------        -------       ----------
Balances at December 31, 2001             $(5,076,055)         $(56,067)             --   $         --      $ 2,286,181
                                           ==========           ========        =======        =======       ==========

F-6

                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years ended December 31,
                                                                        2001              2000             1999
                                                                        ----              ----             ----
Cash flows from operating activities:
     Net income (loss)                                              $(5,208,223)     $  (689,408)      $ 2,283,278
Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                      563,685          600,626           539,306
     Amortization of deferred compensation                               33,830          288,209           195,841
     Amortization of bond discount                                       18,033           31,736            10,988
     Amortization of deferred gain                                       11,350               --                --
     Loan reserves and write-offs                                       500,000          389,823           100,000
     Loss on Global lease settlements                                        --               --           377,667
     Other                                                                   --          (1,448)                --
     Increase (decrease) in cash attributable to
      changes in assets and liabilities:
     Due from clearing firms                                         (1,740,744)       4,056,680        (3,586,144)
     Trading and investment account securities                        2,776,207         (499,418)         (742,631)
     Employee and broker receivables                                   (495,954)      (1,157,381)          145,927
     Due from officers                                                  (27,896)         (42,314)           (1,253)
     Income tax refund receivable                                    (1,069,442)              --                --
     Deferred income taxes - net                                        791,262       (1,057,006)           36,499
     Other assets                                                      (132,241)         651,005          (247,885)
     Deferred income                                                    850,000        3,933,333                --
     Securities sold, but not yet purchased                            (141,381)         206,179          (146,767)
     Commissions payable                                              2,009,437       (1,073,003)        1,179,092
     Accounts payable                                                    39,868          (74,835)         (276,689)
     Accrued expenses                                                   594,307         (231,974)          167,398
     Income taxes payable                                              (868,675)         365,560           510,226
     Other liabilities                                                   88,094         (363,337)          378,631
                                                                      ---------        ---------         ---------
         Total adjustments                                            3,799,740        6,022,435        (1,359,794)
                                                                      ---------        ---------        ----------
         Net cash provided by (used in)
          operating activities                                       (1,408,483)       5,333,027           923,484
                                                                      ----------       ---------        -------

Cash flows from investing activities:
     Issuance of notes receivable                                            --               --          (207,000)
     Collection of notes receivable                                      18,000           74,708           102,197
     Payment for Global leases receivable                                    --               --           (12,532)
     Collection of Global leases receivable                             168,170          649,652           619,497
     Additions to property and equipment                               (308,061)        (722,205)         (658,342)
     Other assets                                                      (196,049)         (39,150)          (23,867)
                                                                       --------          -------           -------
         Net cash used in investing activities                         (317,940)         (36,995)         (180,047)
                                                                       --------          -------           -------
                                                                                                           (continued)

                                         See notes to consolidated financial statements.

F-7

                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (continued)
                                                                               Years ended December 31,
                                                                        2001              2000             1999
                                                                        ----              ----             ----
Cash flows from financing activities:
     Payments of notes payable                                         (299,836)        (896,364)         (227,943)
     Proceeds from capital lease financing                              606,195               --                --
     Repurchase of common stock                                        (143,564)      (1,460,740)         (222,624)
     Payments of capital leases payable                                (259,075)        (122,669)         (111,915)
     Payment of preferred stock dividends                               (98,753)        (102,728)          (67,750)
     Proceeds from exercise of stock
      options and warrants                                                   --           55,920           204,841
     Other assets                                                            --          244,579          (244,579)
                                                                      ----------      ----------          ---------
         Net cash used in financing activities                         (195,033)      (2,282,002)         (669,970)
                                                                      ----------       ----------          --------
Net increase (decrease) in cash and
     cash equivalents                                                (1,921,456)       3,014,030            73,467
Cash and cash equivalents at beginning of
     year                                                             3,701,010          686,980           613,513
                                                                      ----------       ---------           --------
Cash and cash equivalents at end of year                            $ 1,779,554      $ 3,701,010        $  686,980
                                                                      ==========       =========           ========


Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest                                                 $     174,632    $     160,230    $      166,104
         Income taxes                                             $     894,852    $     725,800    $        5,232

Debt issued in exchange for Global leases
     receivable                                                   $          --    $          --    $      266,054

Preferred stock issued in exchange for
     Global leases receivable                                     $          --    $          --    $      985,543

Common stock purchase warrants issued in
     exchange for Global leases receivable                        $          --    $          --    $       27,382

Property and equipment financed under
     capital leases                                               $     662,290    $          --    $           --

Transfer of temporary equity to
     permanent capital                                            $          --    $      18,000    $           --



                               See notes to consolidated financial statements.


                         FIRST MONTAUK FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -        NATURE OF BUSINESS

     First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), is engaged in securities brokerage, investment banking and trading. FMSC is a broker-dealer registered with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Through FMSC, the Company executes principal and agency transactions, makes markets in over-the-counter securities, and performs underwriting and investment banking services. Customers are located throughout the United States. Montauk Insurance Services, Inc. (MISI) sells a range of insurance products. Montauk Advisors, Inc. (MAI) previously sold investments in equipment leases, but is no longer active. The Company operates in one business segment.

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

     Certain items in the 2000 and 1999 financial statements have been reclassified to conform with the current year's presentation.

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

     Advances received under the Company's financial agreement with its clearing firm (see Note 3) are deferred and amortized over the remaining term of the agreement on a straight-line basis.

Advertising

     Advertising costs are expensed as incurred and totaled $67,000, $348,000, and $398,000 in 2001, 2000, and 1999, respectively.

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

Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2001 and 2000.

Net Income (Loss) per Share

     Basic EPS is computed by dividing net income or net loss by the weighted_average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive:



                                           Year ended December 31,
                                    2001            2000            1999
                                    ----            ----            ----

       Stock options             5,243,998       4,509,698           --
       Warrants                  9,242,338       9,242,338       9,242,338
       Convertible debt (as
        if converted)              345,263         345,263           --
       Convertible preferred
        stock (as if converted)    662,380         699,022           --



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

Long-lived assets

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB
Interpretation  44,  "Accounting  for  Certain   Transactions   Involving  Stock
Compensation". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

     For variable stock options, compensation expenses are recognized over the vesting period based on the difference, if any, between the quoted market price of the Company's stock on the last trading day of each reporting period and the exercise price of the option.

     See Note 16 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

     Stock options granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred compensation charges for options granted to non-employees are periodically re-measured during the option vesting periods.

Recent pronouncements of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which became effective for the Company during the first quarter of 2001. FAS 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such, the adoption of FAS 133, as amended, has not affected its consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

     FAS 142 requires,  among other things,  that  companies no longer  amortize goodwill,  but instead  test  goodwill  for  impairment  at least  annually.  In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The adoption of FAS 141 and 142 has not had a material impact on the Company's financial statements.

     In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 supersedes FAS 121, but it retains its fundamental provisions. It also amends Account Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. FAS 144 retains the requirement of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of FAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

     FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted the provisions of FAS 144 in 2001 with no impact on its financial statements.

NOTE 3 -        AMENDED AND RESTATED FISERV FINANCIAL AGREEMENT

     In May 2000, FMSC entered into a ten-year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, it received an initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties without recourse to FMSC. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC that it owns. The Company received another scheduled cash advance of $1,250,000 in November 2001.

NOTE 4 -        TRADING AND INVESTMENT SECURITIES

                                                                             December 31,
                                                                2001                            2000
                                                                ----                            ----

                                                                       Sold but                         Sold but
                                                                       not yet                          not yet
                                                       Owned           Purchased        Owned           Purchased
                                                       -----           ---------        -----           ---------
                Marketable:
                Municipal obligations              $    51,813      $        --     $     5,995       $       --
                Stocks                               1,001,705          230,923       3,490,353           110,113
                Corporate bonds                         37,031               --         191,362               --
                Options                                  5,120           14,155         163,867           276,346
                Other                                   34,223               --          35,249               --
                Nonmarketable securities                69,210               --          88,483               --
                                                     ---------          -------       ---------           -------
                                                    $1,199,102         $245,078      $3,975,309          $386,459
                                                    ==========         ========      ==========          ========

     Securities owned, and securities sold, but not yet purchased consist of trading securities at quoted market values. Nonmarketable securities consist of investment securities recorded at estimated fair value that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933.


NOTE 5 -        EMPLOYEE AND BROKER RECEIVABLES

                                                         December 31,
                                                    2001              2000
                                                    ----              ----

                Commission advances             $  611,896        $  251,512
                Forgivable loans                 1,148,624           606,473
                Other loans                        345,100           751,681
                                                 ---------         ---------
                                                $2,105,620        $1,609,666
                                                ==========        ==========


     The Company has an arrangement with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to two years. The loans are being amortized to expense for financial reporting purposes over the term of the loan. Loan amortization expense was $483,651, $129,986 and $88,253 in 2001, 2000 and 1999,
respectively.

     Other loans to employees and registered representatives are payable in installments generally over periods of one to two years with interest rates ranging from 0% to 8% per annum.

NOTE 6 -        PROPERTY AND EQUIPMENT

                                                              December 31,
                                                           2001         2000
                                                           ----         ----

                Computer and office equipment          $ 2,611,856  $ 2,793,518
                Furniture and fixtures                   1,195,186    1,140,170
                Leasehold improvements                     802,790      785,190
                                                         ---------    ---------
                                                         4,609,832    4,718,878
                Less:  Accumulated depreciation
                       and amortization                 (2,978,031)  (2,414,345)
                                                        ----------   ----------
                                                       $ 1,631,801  $ 2,304,533
                                                        ==========   ==========

     Depreciation expense was $563,685,  $600,626 and $539,306 in 2001, 2000 and
1999, respectively.

    During 2001, the Company established a $500,000 reserve against payments previously made to a vendor for the development of applications software. The Company is currently seeking to recover its payments due to the vendor's failure to complete the project.


NOTE 7 -        NOTES RECEIVABLE
                                                      2001              2000
                                                      ----              ----

                Global Financial Corp.             $   --             $18,000
                                                     ======            ======

     From 1997 through 1999, the Company provided working capital loans of approximately $2.3 million to Global, an independent company that packaged and sold lease investments through MAI. During 2000 and 1999, the Company recorded loan impairment charges of $239,000 and $100,000, respectively, based on an evaluation of collectibility.


NOTE 8 -        DUE FROM OFFICERS

     Advances to officers are unsecured and currently bear interest at the rate of 6% per annum. These loans are due on demand.

NOTE 9 -        NOTES PAYABLE

                                                                        2001            2000
                                                                        ----            ----

                a)    Notes payable - bank                           $   --         $  52,994
                b)    Convertible promissory notes, net of discount   227,376         406,185
                c)    Subordinated notes payable                       50,000         100,000
                                                                      -------         -------
                                                                     $277,376        $559,179
                                                                      =======         =======

     a) Term loans  bearing  interest  at the prime rate (9.5% at  December  31,
2000); payable in monthly installments of $7,994, plus interest; collateralized by equipment.

     b) Notes in the original aggregate amount of $690,526 issued to private investors in connection with a Global lease settlement (see Note 10). The notes are payable in thirty-six monthly non-interest bearing installments of $16,404 through September 2002, plus balloon payments of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company has recorded a loan discount on the notes of $64,609, which is being amortized over the note terms using the interest method. The notes are convertible into 345,263 common shares of the Company's common stock based on a conversion price of $2.00. Once the underlying shares are registered, the Company can request that the noteholders convert their shares. Proceeds from the sale of the shares must be applied towards the unpaid principal of the notes. Any excess proceeds or unsold shares will be returned to the Company. The Company has not registered the underlying shares.

     c) Final note installment of $50,000 payable in January 2002 with interest at 8% per annum. The note is subordinated to the claims of FMSC's general creditors under a subordination agreement approved by the NASD.

NOTE 10 -       GLOBAL LEASE SETTLEMENTS

     During 1999, the Company entered into settlement agreements with various Global lease investors. Under terms of those agreements, the Company exchanged $235,282 in cash payments, 25,000 common stock purchase warrants valued at $27,382, and convertible note principal of $690,526 (see Note 9) for the assignment of Global leases. The difference between the cash, debt and warrant consideration issued by the Company, and the present value of the lease receivables assigned in the exchange was accounted for as a charge to operations of $600,416.

     Also in 1999, the Company completed a private offering of its Series A Convertible Preferred Stock (see Note 17 for rights and privileges of the preferred shares). Under terms of the offering, each Global lease investor that subscribed to the offering received one share of Preferred Stock in exchange for every $5.00 of lease investment value that the investor was entitled to receive from Global after certain adjustments. The Company issued a total of 349,511 preferred shares, which were valued at $985,543, the present value of the lease receivables assigned in the offering.

NOTE 11 -       INCOME TAXES

     The provision for income taxes (income tax benefit) consists of the following:

                                                            Year ended December 31,
                                                      2001            2000            1999
                                                      ----            ----            ----

                Currently payable (refundable):
                      Federal                     $(893,978)    $   838,225       $ 301,058
                      State                          11,727         225,502         211,583
                                                    -------       ---------         -------
                                                   (882,251)      1,063,727         512,641
                                                    -------       ---------         -------
                Deferred:
                      Federal                       483,978        (817,223)        138,673
                      State                         307,284        (239,783)       (102,174)
                                                    -------       ---------        --------
                                                    791,262      (1,057,006)         36,499
                                                    -------       ---------        --------
                Provision for income taxes
                      (income tax benefit)       $  (90,989)    $     6,721       $ 549,140
                                                    =======       =========        ========

     Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                      December 31,
                                                         2001             2000            1999
                                                         ----             ----            ----

        Expected federal tax at statutory rate       $(1,802,142)      $(220,319)      $ 963,421
        Non-deductible expenses                           65,400          32,219          20,998
        State taxes, net of federal tax effect          (230,898)        (44,355)        172,956
        Other                                              --              --            (66,395)
        Change in valuation allowance                  1,876,651         239,176        (541,840)
                                                       ---------         -------        --------
                                                     $   (90,989)      $   6,721       $ 549,140
                                                       =========         =======        ========

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are:


                                                           December 31,
                                                    2001                2000
                                                    ----                ----

       Deferred tax assets:
          Deferred income                       $ 1,913,333         $1,573,333
          Reserves and allowances                   849,213             75,188
          Tax loss carryforwards                    165,163            180,986
          Stock-based compensation                  270,092            247,819
          Other                                      37,655             72,741
                                                -----------         ----------
        Sub total                                 3,235,456          2,150,067
        Valuation allowance                      (2,305,456)          (428,805)
                                                -----------         ----------
        Net deferred tax assets                 $   930,000         $1,721,262
                                                ===========         ==========


     The Company has recorded valuation allowances to offset tax benefits arising from deferred revenue, reserves, state tax loss carryforwards and stock-based compensation because their realization is uncertain.

     The Company has approximately $2.7 million of state net operating loss carryforwards available to offset future taxable income.

NOTE 12 -       COMMITMENTS AND CONTINGENT LIABILITIES

Leases

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2005. The lease for the Company's headquarters has a six-year renewal option through 2011.

     During the year, the Company entered into two capital leases under a sale/leaseback arrangement with a leasing company. The transactions resulted in a gain of approximately $45,000, which has been deferred and will be amortized on a straight-line basis over the related lease terms. The leases are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

     Future minimum lease payments as of December 31, 2001 are as follows:

                                                Capital            Operating
                                                Leases             Leases
                                                ------             ------

               2002                             $248,916          $1,348,200
               2003                              248,916           1,106,446
               2004                              114,396           1,060,517
               2005                               15,711             295,341
               2006                                --                169,500
                                                 -------           ---------
        Total minimum lease payments            627,939           $3,980,004
                                                                  ==========
        Less:  Amount representing
         interest on capital leases             (85,729)
                                                -------
                                               $542,210
                                                =======

Operating lease expense for 2001, 2000 and 1999 totaled $1,253,711, $955,866 and $947,732, respectively.

Employment agreements

     In January 2001, the Company entered into new employment agreements with its President and Vice-President. The agreements run for three years and provide for annual increases in base salaries, and customary fringe benefits. The officers are also entitled to share in a bonus pool equal to 10% of the net pre-tax profit of the Company, as defined.

Legal matters

     FMSC is a respondent in a customer arbitration seeking rescissionary damages of approximately $9.5 million including statutory interest and punitive damages. The claimant alleges violations of various provisions of federal and state securities laws. FMSC is vigorously defending against this claim.

     FMSC is also a respondent in several claims arising from customer purchases of certain high yield corporate bonds which declined in market value after the purchases were made. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin, and seek aggregate damages of approximately $2,500,000. FMSC is vigorously defending these actions.

     FMSC is also a respondent or co-respondent in various other legal proceedings which are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case.

     After considering all relevant facts, available insurance coverage and the advice of counsel, management believes that significant adverse judgments against FMSC from pending litigation could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of December 31, 2001, the Company has established a $995,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued liabilities. Management cannot give assurance that this reserve will be adequate to abosrb actual costs that are subsequently incurred.

NOTE  13  -  FINANCIAL   INSTRUMENTS  WITH   OFF-BALANCE   SHEET  RISK  and
             CONCENTRATIONS OF CREDIT RISK

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

     The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities ($245,078 and $386,459 at December 31, 2001 and 2000, respectively) and will incur a loss if the market value of the securities increases subsequent to year-end.

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Asset balances may periodically exceed insurance coverage.

NOTE 14 -       401(k) PLAN

     The Company sponsors a defined contribution pension plan covering all participating employees. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. Employer contributions for 2001, 2000 and 1999 were $-0-, $-0- and $74,132, respectively.

NOTE 15 -       TEMPORARY EQUITY - STOCK SUBJECT TO REDEMPTION

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

     The Company has established a temporary equity account to record its maximum liability from the guarantees. Payment of any shortfall is charged to this account. Any balance remaining at the end of the respective holding periods is credited to permanent capital. Following is a schedule of activity in this account for the year ended December 31, 2000 (there was no activity during 2001):



                                                              Shares             Amount
                                                              ------             ------

        Balances, December 31, 1999                           18,000           $ 36,500
        Payments                                               --               (12,000)
        Transfer to permanent capital                        (15,000)           (18,000)
                                                             -------            --------
        Balances, December 31, 2000 and December 31, 2001      3,000           $  6,500
                                                             =======            ========


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

     A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 2001 is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                          Shares        Prices
                                                          ------        ------

        Options outstanding,  December 31, 1998         3,253,300          1.61
            Granted                                       710,000          2.01
            Canceled                                     (209,150)         2.45
            Exercised                                    (234,450)          .91
                                                         --------


        Options outstanding, December 31, 1999          3,519,700          1.68
            Granted                                     2,014,498          1.87
            Canceled                                     (967,500)         1.37
            Exercised                                     (57,000)          .98
                                                        ---------

        Options outstanding, December 31, 2000          4,509,698          1.84
            Granted                                     1,130,000          1.29
            Canceled                                     (395,700)         1.69
                                                        ---------

        Options outstanding, December 31, 2001          5,243,998          1.73
                                                        =========


        Additional information with respect to options under the Company's option plans is as follows:

        Shares of common stock available
         for future grant                                              5,899,802
        Weighted-average grant date fair value of options
         granted during each year using the Black-Scholes
         option pricing model
                1999                                                     $.70
                2000                                                     $.49
                2001                                                     $.21

     The Company applies APB No. 25 in accounting for employee stock options. Accordingly, compensation is recognized in the financial statements only for the fair value of options issued to consultants and affiliate brokers. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 2001, 2000 and 1999 totaled $33,830, $288,209 and $195,841, respectively.

     Pro forma net income (loss) and EPS information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:


                                                           2001            2000           1999
                                                           ----            ----           ----

        Risk free interest rates                            4.46%           6.07%           5.76%
        Expected option lives                           2.4 years       2.4 years       2.5 years
        Expected volatilities                                 83%             72%           48.5%
        Expected dividend yields                               0%              0%              0%

        The Company's pro forma information follows:

        Net income (loss)                                  2001            2000           1999
                                                           ----            ----           ----

        As reported                                     $(5,208,223)    $  (689,408)    $2,283,278
        Pro forma                                        (5,676,242)     (1,152,958)     2,109,706

        Basic income (loss) per share
           As reported                                  $      (.61)    $      (.08)    $      .22
           Pro forma                                    $      (.65)    $      (.13)    $      .21


        Diluted income (loss) per share
           As reported                                  $      (.61)    $      (.08)    $      .21
           Pro forma                                    $      (.65)    $      (.13)    $      .19

     The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in pro forma net income, since such expense is amortized over the vesting period of those options as they vest.

     Deferred compensation resulting from the issuance of nonemployee stock options of approximately $56,067 at December 31, 2001 will be charged to expense over the remaining vesting period of the related options. Amortization of deferred compensation totaled $33,830, $288,209, and $195,841 in 2001, 2000 and 1999, respectively.

     Additional information as of December 31, 2001 with respect to all outstanding options is as follows:


                                           Options Outstanding                               Options Exercisable
                                           -------------------                               -------------------
                                                Weighted
                                                 Average          Weighted                         Weighted
                                                Remaining          Average                          Average
                                  Number        Contractual        Exercise         Number         Exercise
        Range of prices        Outstanding        Life              Price        Exercisable         Price
        ---------------        -----------        ----              -----        -----------         -----

        $0.44 - $0.67             134,000         5.51             $0.54             58,800         $0.55
        $0.70 - $1.09             865,000         2.33              0.90            853,000          0.90
        $1.20 - $1.80           1,353,998         2.44              1.53            942,899          1.52
        $1.94 - $2.75           2,891,000         3.04              2.13          1,786,000          2.17
                                ---------         ----              ----          ---------          ----

        $0.44 - $2.75           5,243,998         2.83             $1.73          3,640,699         $1.68
                                =========         ====              ====          =========          ====

NOTE 17 -       STOCKHOLDERS' EQUITY

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

     During 1999, the Company issued 349,511 Series A shares in a private exchange offering to Global lease investors (see Note 10). During 2001, 18,321 preferred shares were converted into 36,642 shares of common stock.

     The Company is presently authorized to issue 4,375,000 additional shares of Preferred Stock, none of which has been issued at December 31, 2001. The rights and preferences, if any, to be given to these preferred shares will be designated at the time of issuance.

Stock Repurchase Program

     During 2001 and 2000, the Company repurchased 236,767 and 1,105,034 shares for $143,564 and $1,460,740, respectively, under a stock repurchase program authorized by the board of directors.

Warrants

     During 1999, the Company issued 25,000 common stock purchase warrants in connection with a Global lease settlement. The warrants are exercisable at $1.75 per share for a five-year period. The Company valued the warrants at $27,382 using the Black-Scholes option pricing model.

NOTE 18 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments at December 31, 2001 and 2000, consisting primarily of marketable equity securities, amounts due from FMSC's clearing firms, and notes payable are carried at, or approximate fair value due to their short-term nature, or the use of mark-to-market accounting for marketable securities.

NOTE 19 -       NET CAPITAL REQUIREMENTS

     FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2001, FMSC had net capital of $1,039,165, which was $726,396 in excess of its required net capital of $312,769. FMSC's ratio of aggregate indebtedness to net capital was 4.51 to 1.

NOTE 20 -       UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                               March 31,        June 30,       September 30,       December 31,
                                                 2001             2001             2001                2001
                                                 ----             ----             ----                ----

Revenues                                     $11,712,547      $14,608,537      $12,192,917        $12,706,414
Expenses                                      12,331,999       15,391,658       14,267,380         14,437,601
Net loss                                        (619,452)        (783,121)      (2,074,463)        (1,731,187)
Net loss available to common
   stockholders                                 (642,918)        (807,961)      (2,099,303)        (1,756,794)

Loss per common share:

   Net loss available to common
      stockholders - basic                          (.07)            (.09)            (.24)              (.20)
   Net loss available to common
      stockholders - diluted                        (.07)            (.09)            (.24)              (.20)


                                               March 31,        June 30,       September 30,       December 31,
                                                 2000             2000             2000                2000
                                                 ----             ----             ----                ----

Revenues                                     $24,486,906        $13,346,260     $12,671,033        $ 8,825,687
Expenses                                      22,598,586         13,202,413      13,061,206         11,122,889
Net income (loss)                              1,888,320            109,647        (390,173)        (2,297,202)
Net income (loss) available to
   common stockholders                         1,862,781             84,107        (414,876)        (2,324,148)

Income (loss) per common share:
   Basic:
      Income (loss) before extraordinary
        loss                                         .19                .01            (.04)              (.25)
      Net income (loss) available
        to common stockholders                       .19                .01            (.04)              (.25)

   Diluted:
      Income (loss) before extraordinary
        loss                                         .17                .01            (.04)              (.25)
      Net income (loss) available
        to common stockholders                       .17                .01            (.04)              (.25)


NOTE 21 -       VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions
                                         Balance at     Charged to      Charged to                  Balance at
                                          beginning      costs and         other                        end
                                          of period      expenses        accounts     Deductions     of period
                                          ---------      --------        --------     ----------     ---------

Valuation allowance for deferred tax assets:
   Year ended December 31, 2001         $  428,805      $1,876,651          $--  $           --       $2,305,456
   Year ended December 31, 2000            189,629         239,176           --              --          428,805
   Year ended December 31, 1999            731,469              --           --        (541,840)         189,629

Reserve for notes receivable:
   Year ended December 31, 2001       $         --   $          --          $--  $           --    $          --
   Year ended December 31, 2000                 --         239,000           --        (239,000)              --
   Year ended December 31, 1999          1,775,000         100,000           --      (1,875,000)              --


EXHIBIT 10.26


                                    SUBLEASE


     Sublease dated as of May 31, 2001 between ELOQUENT, INC., having an office at 2000 Alameda de las Pulges, Suite 100, San Mateo, California 94403 ("Sublessor") and FIRST MONTAUK FINANCIAL CORP., a New York corporation, having an office at 328 Newman Springs Road, Red Bank, New Jersey 07741("Subtenant").

     In consideration of Ten ($10.00) Dollars, in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, Sublessor and Subtenant agree as follows:

1.       Demise and Term.

     (a) Sublessor hereby Subleases to Subtenant, and the Subtenant hereby hires from Sublessor, the premises consisting of a portion of the twenty-fifth (25th) floor (the "Subleased Premises") in the building known as 40 Wall Street, New York, New York (the "Building") being the entire premises that has been leased to Sublessor under a lease dated as of January 5, 2000 between 40 Wall Street, LLC, as landlord (herein, "Landlord"), and Sublessor, as tenant (herein the "Prime Lease").

     (b) The term of this Sublease (herein, the "Term") shall commence on the date hereof (herein, the "Commencement Date") and shall expire on January 30, 2005 (the "Expiration Date"), unless sooner canceled or otherwise terminated as provided in this Sublease.

2.       Rent.

(a)

     (i) Subtenant shall pay to Sublessor fixed rent (the "Fixed Rent") at the rate of One Hundred Ninety-Two Thousand One Hundred Five Dollars and 00/100 ($192,105.00) per annum ($16,008.75 per month);

     (ii) The Fixed Rent shall be paid in equal monthly installments of Sixteen Thousand Eight and 75/100 Dollars ($16,008.75), payable in advance on the first day of each calendar month during the Term, commencing on June 1, 2001, and shall be, at Subtenant's option, either (1) delivered to Sublessor at Sublessor's address as set forth above (or such address as Sublessor shall designate by written notice) or (2) sent to Sublessor via wire transfer in immediately available federal funds to such account in such bank as Sublessor shall designate, from time to time, except that the sum of $16,008.75 shall be paid by Subtenant to Sublessor on the execution and delivery of this Sublease and shall be applied by Sublessor to the first monthly installment of Fixed Rent becoming due hereunder on June 1, 2001. Subtenant shall provide Sublessor with at least thirty (30) days' prior written notice if elects to change its method of paying Fixed Rent, as provided in clauses (1) and (2) above. Notwithstanding the foregoing, provided that Subtenant is not then in default beyond any applicable grace period of any of its obligations or covenants under this Sublease, Subtenant shall not be required to pay its monthly installment of Fixed Rent due on June 1, 2002.

(b)

     (i) Subtenant shall further pay to Sublessor any and all amounts ("Additional Rent") payable by Sublessor to Landlord pursuant to the provisions of the Prime Lease, as hereby modified, for all periods occurring within or attributable to the Term or otherwise to be paid by Subtenant pursuant to this Sublease. Such Additional Rent shall be (1) payable, at Subtenant's option, pursuant to the methods set forth in clauses 2(a)(1) and 2(a)(2) above, and (2) due (10) days after notice from Sublessor or five (5) days prior to the due date of such Additional Rent under the Prime Lease, whichever is later. Subtenant shall provide Sublessor with at least thirty (30) days' prior written notice if elects to change its method of paying Additional Rent. Upon Sublessor's receipt of any backup documentation relating to Additional Rent, Sublessor shall furnish Subtenant with copies thereof. For purposes of determining the amounts payable as Additional Rent by Subtenant pursuant to this paragraph 2(b)(i), any of the aforesaid amounts payable by Sublessor under the Prime Lease which cover a fiscal or other period any part of which occurs before the Commencement Date or after the Expiration Date, shall be apportioned according to the number of days in such period which occur within the portion of the Term of this Sublease.

     (ii) Subtenant shall pay all charges specifically attributable to the Subleased Premises under the Prime Lease and Subtenant's use and occupancy thereof, including without limitation, all charges for cleaning, electricity, supplemental or after hours air-conditioning (whether or not any such supplemental air-conditioning equipment is existing in the Demised Premises as of the Commencement Date), condenser water charges, and all other fees, charges and expenses payable separately to Landlord under the Prime Lease to the extent requested, caused or necessitated by Subtenant or its agents, employees, designees, contractors or invitees and which are not furnished by Landlord without additional charge. Such charges may be billed to Subtenant either by Sublessor or directly by the Landlord. If billed by Subtenant, such bill shall include a copy of the invoice, if any, provided by Landlord.

(c)

     (i) All amounts required to be paid under this Sublease by Subtenant shall be deemed "rent".

     (ii) All rent shall be paid by Subtenant to Sublessor in lawful money of the United States, without notice (except as may be specifically provided in this Sublease) or demand therefor, and without setoff, abatement, counterclaim, or other deduction of any amount for any reason whatsoever (except as may be expressly permitted under this Sublease), at the address of Sublessor set forth at the beginning of this Sublease or to such other person and/or at such other address as Sublessor shall have then designated by notice to Subtenant.

     (iii) No payment by Subtenant or receipt by Sublessor of an amount less than the amount required to be paid hereunder shall be deemed other than on account of the earliest unpaid rent; nor shall any endorsement or statement on any check, letter, or other document be deemed an accord and satisfaction, and Sublessor may accept any check or payment without prejudice to Sublessor's rights under this Sublease, including Sublessor's right to recover the balance due or to pursue any other right or remedy available to Sublessor.

     (d) Any provision in the Prime Lease referring to "fixed rent" or "additional rent" incorporated herein by reference shall be deemed to refer to, respectively, the Fixed Rent and Additional Rent due under this Sublease.

     (e) If Subtenant fails to pay in a timely manner any rent under this Sublease and said rent shall not be paid by the tenth (10th) day after the same become due and payable, (i) interest shall accrue on the amount overdue, from the date on which that amount became due and payable until paid, at the rate set forth in Article 48 of the Prime Lease, and (ii) a late charge of three (3%) percent shall accrue and be payable by Subtenant to the Sublessor on the amount overdue to compensate Sublessor for the administrative burden and expense incurred in connection with any such late payment. Nothing contained in this subsection, and no acceptance of interest or late charges by Sublessor, shall be construed to extend or change the time for payment of rent or to impair, limit, or otherwise affect any other rights or remedies Sublessor may have as the result of Subtenant's failure to timely pay rent.

     (f) Subtenant agrees to pay directly to the applicable authority, all use and occupancy taxes assessed or imposed on the rents payable by Subtenant under this Sublease, to file all applicable returns and filings in connection therewith and to provide Sublessor with copies and evidence thereof upon request.

3.       Subject To Prime Lease:

     (a) This Sublease is and shall be subject and subordinate to the Prime Lease and to all matters to which the Prime Lease is and shall be subject and subordinate.

     (b) If for any reason the term of the Prime Lease shall end prior to the Expiration Date, then the Term of this Sublease shall thereupon automatically terminate, and, unless such termination shall be due to the Sublessor not paying the rent payable under the Prime Lease at a time when the Subtenant has paid all rents due and payable under this Sublease, Sublessor shall not be liable to Subtenant by reason thereof.

     (c) Notwithstanding anything to the contrary contained in this Sublease, Subtenant does not have any right in respect of the Subleased Premises greater than Sublessor's rights under Prime Lease.

4.       Incorporation by Reference.

(a)

     (i) The provisions, terms, conditions and covenants of the Prime Lease are incorporated by reference into this Sublease such that, except to the extent that they are inapplicable or specifically modified by the provisions of this Sublease for the purposes of incorporation by reference, each and every provision, term, condition and covenant of the Prime Lease binding upon or inuring to the benefit of the Landlord thereunder shall, in respect of this Sublease, bind or inure to the benefit of Sublessor, and each provision of the Prime Lease binding upon or inuring to the benefit of the "Tenant" or "Lessee" thereunder shall, in respect of this Sublease, bind or inure to the benefit of Subtenant, with the same force and effect as though those provisions were completely set forth in this document except Sublessor shall not be obligated to perform any of the obligations of the Landlord thereunder.

     (ii) For the purpose of incorporation by reference of provisions of the Prime Lease into this Sublease: (A) the words "Landlord" and "Tenant", or words of similar import, wherever used in the Prime Lease, shall be construed to mean, respectively, the Sublessor and Subtenant under this Sublease, (B) the word "lease" or words of similar import, wherever they appear in the Prime Lease, shall be construed to mean this Sublease, (C) the word "rent" and words of similar import, wherever used in the Prime Lease, shall be construed to mean the rent payable under this Sublease, and (D) the words "Term", "Commencement Date", and "Expiration Date", or words of similar import, wherever used in the Prime Lease, shall be construed to mean, respectively, the term of this Sublease and the dates set for the beginning and the end of the term of this Sublease.

     (iii) To the extent possible, the provisions of the Prime Lease incorporated by reference into this Sublease shall be construed as consistent with and complementary to the other provisions of this Sublease. If any of the express provisions of this Sublease shall conflict with any of the provisions incorporated by reference, such conflict shall be resolved in every instance in favor of the express provisions of this Sublease.

     (b) In order to facilitate the coordination of the provisions of this Sublease with those of the Prime Lease, the time periods contained in provisions of the Prime Lease that are incorporated by reference into this Sublease and for which the same action must be taken under both the Prime Lease and this Sublease (such as, for example and without limitation, the time period for the curing of a default under this Sublease that is also a default under the Prime Lease or for the response to a request by Subtenant for consent to an action for which the consent of Landlord is also required), are changed for the purpose of incorporation by reference by shortening or lengthening that period in each instance by five (5) days so that in each instance Subtenant shall have that much less time to observe or perform hereunder than Sublessor has as the tenant under the Prime Lease and Sublessor shall have that much more time to observe, perform, consent, approve, or otherwise act hereunder than the Landlord has under the Prime Lease. In instances in which the same action is not required under both the Prime Lease and this Sublease, the time periods contained in provisions of the Prime Lease that are incorporated by reference are not changed.

     (c) To the extent that the Prime Lease requires that Sublessor, as tenant, obtain the written consent of Landlord, Subtenant shall be required to obtain both the prior written consent of Landlord and Sublessor. Sublessor shall be under no obligation to consent to or approve any matter unless consent or approval with regard to that matter shall have already been obtained from Landlord, or unless such consent is simultaneously obtained, whether or not the Prime Lease, as incorporated by reference herein, requires that such consent shall not be unreasonably withheld or delayed. Nothing herein contained however shall be deemed to require Sublessor to grant its consent or approval to any matter even where Landlord's consent or approval has been obtained or where Landlord's consent is not to be unreasonably withheld or delayed.

5.       Services.

     (a) All systems and facilities serving and services furnished to the Subleased Premises and all maintenance, repairs, replacements, restorations, alterations, and other work pertaining to the Subleased Premises, if any, are not to be furnished or made by or otherwise be the obligation of Sublessor, and Subtenant shall look solely to Landlord for the furnishing of those items to the extent of Landlord's obligations under the Prime Lease. Without limiting the generality of the foregoing, (1) Sublessor shall not be responsible for any failure or interruption, for any reason whatsoever, of any of the services supplied at the Subleased Premises or the property of which the Subleased Premises is a part by Landlord, and (2) no failure to furnish, or impairment, diminution or interruption of, any of such services by Landlord under the Prime Lease shall give rise to any (a) abatement, diminution, or reduction of Subtenant's obligations under this Sublease, or (b) constructive eviction, in whole or in part, or (c) liability on the part of Sublessor. The foregoing notwithstanding, if Sublessor shall actually receive any abatement of all or part of the rents payable under the Prime Lease due to any of the foregoing, Subtenant shall similarly receive a corresponding and proportionate abatement of the rents payable hereunder.

     (b) Any obligation of Sublessor contained in this Sublease by the incorporation by reference of provisions of the Prime Lease may and shall be deemed to be fully observed or performed by Sublessor's using good faith efforts, upon request of Subtenant, to cause the Landlord to observe and/or perform such corresponding obligation of the Landlord under the Prime Lease, and Sublessor shall not be required to make any payment (other than to pay the rent due under the Prime Lease if Subtenant shall have timely paid all the rent then due under this Sublease) or to take any action, and shall not otherwise have any liability to Subtenant with respect to such obligations. Without limiting the generality of the foregoing, the obligation of Sublessor to use good faith efforts to cause the observance or performance by Landlord of Landlord's obligations under the Prime Lease shall not be construed as requiring Sublessor to pay any money or incur any cost or liability beyond that for which it is obligated under the Prime Lease or to institute or prosecute any legal action or proceeding or to withhold any rent or risk any threat of litigation. All costs reasonably incurred by Sublessor at the direction or with the knowledge of Subtenant in seeking to cause the Landlord to perform its obligations under the Prime Lease with respect to the Subleased Premises shall be promptly paid directly by Subtenant or reimbursed by Subtenant to Sublessor, as Sublessor may direct.

     (c) In the event the Landlord shall fail to perform any of its obligations with respect to the Subleased Premises, then Subtenant shall give Sublessor prompt written notice thereof and Sublessor shall, at Subtenant's expense, exercise and enforce its rights under the Prime Lease to cause the Landlord to observe and/or perform such obligations. Subtenant shall indemnify and hold harmless Sublessor from and against claims made against and losses, costs, damages and liabilities (including reasonable attorneys' fees) incurred by Sublessor in connection with any such claim, action or proceeding instituted or prosecuted by Sublessor on behalf of the Subtenant.

6.       Use.

     (a) Subtenant shall use and occupy the Subleased Premises only for executive and general offices and for no other purpose. Without limiting the generality of the foregoing, Subtenant shall not allow the use of the Subleased Premises or any part thereof for (i) the preparation and/or sale of food for on or off premises consumption or (ii) use by a foreign or domestic governmental agency.

     (b) Subtenant shall not make or cause, suffer or permit the making of any addition, change, replacement, installation, or other alteration in or to the Subleased Premises without obtaining the prior written consent of Sublessor in each instance. Sublessor shall not unreasonably withhold or delay its consent to non-structural alterations in or to the Subleased Premises, provided that such alterations shall have been consented to by the Landlord if the Landlord's consent is required under the terms of the Prime Lease, and provided that Subtenant shall remove such alterations and restore the Subleased Premises, to the condition required pursuant to the terms of the Prime Lease upon the expiration of the term of the Prime Lease and provide Sublessor with adequate security therefor.

     (c) Subtenant shall not, without first obtaining the prior written consent of both Landlord as provided, and if required, in the Prime Lease and of Sublessor, either (i) assign, mortgage or encumber its interest in this Sublease; (ii) permit this Sublease to be assigned by operation of law or otherwise; or (iii) sublet all or permit the subletting of any part of the Subleased Premises or permit the occupancy thereof by any person, party or entity other than Subtenant.

     (d) Subtenant shall maintain and repair the Subleased Premises in the condition required by the Prime Lease and otherwise perform all other obligations of the tenant or lessee under the Prime Lease insofar as they relate to the Subleased Premises during the Term of this Sublease.

     (e) Subtenant shall not do, or permit to be done with respect to the Subleased Premises, anything that would constitute a breach or violation of any term, covenant, or condition of the Prime Lease or other default under Prime Lease on the part of the tenant or lessee thereunder.

     (f) In the event Subtenant shall be in default of any covenant of, or shall fail to honor any obligation under this Sublease, Sublessor shall have available to it all of the remedies available to the Landlord under the Prime Lease, in the event of a like default thereunder.

7.       Condition of Subleased Premises.

     (a) Subtenant is leasing and accepts the Subleased Premises "AS IS"condition as of the date hereof, the removal of Sublessor's personal property and reasonable wear and tear between the date hereof and the Commencement Date excepted. Without limiting the generality of the foregoing, Sublessor shall have no obligation to make, supply, or perform any alterations, services, material, fixtures, equipment or decorations to the Subleased Premises. In entering into this Sublease, Subtenant has relied solely on such investigations, examinations and inspections as Subtenant has chosen to make. Subtenant acknowledges that Sublessor has afforded Subtenant the opportunity for full and complete investigations, examinations and inspections. The taking of possession by Subtenant shall be deemed conclusive evidence that the same were in satisfactory condition as of the Commencement Date.

     (b) So long as Subtenant shall not be in default under this Sublease and this Sublease shall be in full force and effect, Subtenant shall have the right to use the items of personal property described on Schedule "I" attached hereto as and to the extent the same exist in the Subleased Premises as of the Commencement Date (herein, the "Items"). Subtenant acknowledges that: (1) Sublessor has made no representations or warrantees with respect to the Items;
(ii) Subtenant agrees to accept the Items in their "as is" condition as of the Commencement Date and assumes all risk of the condition, operation, fitness or suitability of the same; (iii) Subtenant shall operate, maintain, repair and/or replace the Items to the extent required, at Subtenant's sole cost and expense, including without limitation, making all payments and arrangements under any required service contracts and operating agreements, it being understood that Sublessor shall not be required to incur any cost or expense to allow Subtenant to utilize any of the Items or to repair, restore or replace the same; (iv) Subtenant shall indemnify and hold the Sublessor harmless from and against any and all claims, loss, cost, damage, liability or expense (including reasonable attorney's fees and expenses) which Sublessor may sustain or incur by reason of Subtenant's and its employees, agents, guests or invitees use of the Items, whether or not based, in whole or in part, upon any claim of negligence on the part of the Sublessor; (v) during the term of this Sublease, the Items shall be the property of Sublessor and shall not be removed from the Subleased Premises, and (vi) upon the expiration of this Sublease, and provided that Subtenant has paid to Sublessor all fees due and payable by Subtenant under this Sublease, the Items shall become the property of Subtenant and all rights of Sublessor therein or thereto shall be extinguished. Subtenant's right to use the Items shall be deemed automatically revoked upon the expiration or termination of this Sublease. To the extent with respect to any of the Items, any existing service contracts or operating agreements shall be in effect, the same shall either be
(x) terminated by Sublessor prior to the Commencement Date, or (y) if assignable to Subtenant and Subtenant desires the same to be assigned to Subtenant and Sublessor desires to do so, assigned by Sublessor to Subtenant, in which event
Sublessor shall pay all charges unpaid and accrued thereunder up to, but not including, the Commencement Date.

     8. Insurance. Subtenant shall obtain and keep in full force and effect during the entire term of this Sublease, at its sole cost and expense, such insurance as is required to be carried under the Prime Lease and in compliance with the provisions thereof. Subtenant shall, in addition to the parties to be named as additional insureds under the Prime Lease, cause Sublessor to be named as additional named insured thereunder. Upon execution and delivery of this Sublease by Subtenant, Subtenant shall deliver to Sublessor a certificate of insurance complying with the foregoing requirements.

     9. Fire and Other Casualty. In the event of any fire or other casualty in or to the Subleased Premises, the respective rights of Subtenants and Sublessor shall be governed by Article 9 of the Prime Lease.

     10. Changes. This Sublease cannot be changed or terminated orally or in any manner other than by a written agreement executed by both parties, which agreement is consented to by the Landlord, if required by the terms of the Prime Lease.

     11. Successors And Assigns. Except as may be otherwise specifically provided in this Sublease, the provisions of this Sublease shall extend to, bind, and inure to the benefit of the parties hereto and their respective personal representatives, heirs, successors, and assigns.

     12. Brokerage. Sublessor and Subtenant hereby represent to each other that each such party, for itself only, has not dealt with any broker in connection with this Sublease other than Cushman & Wakefield, Inc. (the "Broker") nor does it have any knowledge of any other broker who has been or has claimed to have been involved or instrumental in any way in bringing about this Sublease. Each party shall indemnify, defend, and hold harmless the other from and against all losses, damages, costs, and liabilities (including, without limitation, reasonable attorneys' fees and expenses) arising in connection with any claims for a brokerage commission made by any broker or other person (other than the Broker) against the other party based upon any dealings such party may have had with the claimant. In reliance on the foregoing, Sublessor will pay the commission payable to the Broker on account of this transaction pursuant to a separate agreement. The provisions of this Article 12 shall survive the termination of this Sublease.

     13. Notices. All notices, requests, approvals, waivers, consents, deliveries, or other communications ("Notices") that either party is required or desires to send to the other in connection with this Sublease shall be in writing, duly executed by the party sending the Notice, and sent by registered, or certified mail, return receipt requested (with postage prepaid) or reputable guaranteed overnight carrier (such as Federal Express), securely wrapped and addressed as follows: (a) if to Subtenant, to Subtenant at the Subleased Premises or such other address as Subtenant shall then have designated for that purpose by Notice to Sublessor, with a copy to Paul Lieberman, Esq., First Montauk Securities Corp., 328 Newman Springs Road, Red Bank, New Jersey 07741 and (b) if to Sublessor, to Sublessor's address set forth at the beginning of this Sublease or to such other address as Sublessor shall then have designated for that purpose by notice to Subtenant, with a copy to Abby Wenzel, Esq., Wolf, Block, Schorr and Solis-Cohen LLP, 250 Park Avenue, New York, New York 10177. Except in any instance where it maybe otherwise specifically provided in this Sublease, Notices shall be deemed given or served three (3) days following the date delivery of the Notice is tendered by the postal service or one (1) business day following delivery to reputable guaranteed overnight courier.

14.      Interpretation.

     (a) This Sublease shall be governed by and construed in accordance with the of the State of New York or the State of California.

     (b) If any provision of this Sublease or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, the remainder of this Sublease and the application of that provision to other persons or circumstances shall not be affected but rather shall be enforced to the extent permitted by law.

     (c) The captions, headings and titles contained in this Sublease, if any, are solely for convenience of reference and shall not affect its interpretation.

     (d) This Sublease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Sublease to be drafted.

     (e) Each covenant in this Sublease shall be construed as a separate and independent covenant, not dependent on any other provision of this Sublease.

     (f) All words and terms used in this Sublease, regardless of the number or gender in which they are used, shall be construed to include any other number and any other gender as the context may require.

     (g) When used in this Sublease, the following words or terms shall have respective meanings indicated:

     (i) "person" shall mean any individual, corporation, partnership, limited liability company, joint venture, trust, or other business or legal entity;

     (ii) "including", shall be construed as though it were followed by the words "without limitation" or "but not limited to";

     (iii) "provision" shall be construed as including any agreement condition, or other term; and

     (iv) "rent" shall be construed as including all Fixed Rent, Additional Rent, and other charges payable under this Sublease, however designated.

     (h) Nothing contained in this Sublease shall be construed to create privity of estate or of contract between Subtenant and the Landlord.

     (i) All obligations under this Sublease that shall arise, accrue, or otherwise relate to the period prior to the end of the term of this Sublease shall survive the end of the term of this Sublease.

15.      Consent of Landlord.

     (a) Notwithstanding anything contained in this Sublease to the contrary, this Sublease is subject to and conditioned upon obtaining the written consent of Landlord (the "Consent") to this Sublease in accordance with the provisions of the Prime Lease. Sublessor shall promptly request such consent and Sublessor and Subtenant use all reasonable efforts to obtain such consent on or before the Commencement Date. In the event that the Consent is not obtained by the Commencement Date, or is otherwise denied, either party may cancel this Sublease upon five (5) days' written notice to the other.

     (b) Neither Sublessor nor Subtenant shall be obligated to take any action or to incur any cost (other than its own attorneys' fees) or liability in order to obtain the Consent, other than Sublessor requesting the same of the Landlord.

     (c) Subtenant agrees that it will reasonably cooperate with Sublessor and Landlord, diligently and in good faith in order to obtain the Consent. In such regard, Subtenant shall promptly provide such information as the Landlord may reasonably request and, if required, shall execute and deliver the Consent in the form reasonably required by Landlord or any other agreement that the
Landlord  shall  reasonably  require  promptly  following  Sublessor's  request, provided such Consent or other agreement does not materially increase Subtenant's obligations or reduce Subtenant's rights under this Sublease.

     (d) If the Sublease shall be so canceled, then this Sublease, except for the provisions of Article 12, shall have no further force or effect.

     16. Waiver of Jury Trial and Right To Counterclaim. Both parties hereby waive all right to trial by jury in any summary or other action, proceeding or counterclaim arising out of or in any way connected with this Sublease, the relationship of Sublessor and Subtenant, the Subleased Premises and the use and occupancy thereof, and any claim of injury or damages. Except for compulsory counterclaims, Subtenant also hereby waives all fight to assert or interpose a counterclaim in any summary proceeding or other action or proceeding to recover or obtain possession of the Subleased Premises.

     17. Complete Agreement. There are no representations, agreements, arrangements or understandings, oral or written between the parties relating to the subject matter of this Sublease which are not fully expressed in this Sublease.

     18. Execution and Delivery. This submission to Subtenant of this Sublease shall not constitute an option or offer for the leasing of the Subleased Premises, and the execution and/or delivery of this Sublease by Subtenant shall have no binding force or effect on Sublessor or Subtenant unless and until Sublessor and Subtenant shall have executed this Sublease and a fully executed counterpart thereof shall have been unconditionally delivered to Subtenant.

19.      Security Deposit.

     (a) Simultaneously with Subtenant's execution of this Sublease, Subtenant shall deposit with Sublessor the sum of $64,035.00 as security for the faithful performance and observance by Subtenant of the terms, provisions and conditions of this Sublease. Subtenant agrees to sign a written acknowledgment, prepared by Subtenant, of receipt of such funds. In the event Subtenant defaults in respect of any of the terms, provisions and conditions of this Sublease, including, but not limited to, the payment of rent, Sublessor may use, apply or retain the whole or any part of the security so deposited to the extent required to expend or may be required to expend by reason of Subtenant's default in respect of any of the terms, covenants and conditions of this Sublease, including but not limited to, any damages or deficiency accrued before or after summary proceedings or other re-entry by Sublessor. In the event Sublessor applies or retains any portion or all of the security deposited, Subtenant shall forthwith restore the amount so applied or retained so that at all times the amount deposited shall be $64,035.00.

     (b) Subtenant covenants that it will not assign or encumber, or attempt to assign or encumber, the monies deposited hereunder as security, and that neither Sublessor nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment, or attempted encumbrance.

     IN WITNESS WHEREOF, the parties have executed this Sublease as of the date first written above.

                                        Sublessor:

Witness:                                ELOQUENT, INC.

_____________________________           By: /s/ Eloquent, Inc.
                                            ---------------------------------

By: __________________________

Witness:                                Subtenant:

                                        FIRST MONTAUK FINANCIAL CORP.

______________________________          By: /s/ William J. Kurinsky
                                            --------------------------------
                                            WILLIAM J. KURINSKY
By: ___________________________             EXECUTIVE VICE PRESIDENT

                                   SCHEDULE I

                                    The Items

                                  [To be added]

EXHIBIT 10.27


                                    SUBLEASE

     SUBLEASE made as of the 15th day of January , 2002, between AIMNET SOLUTIONS, INC., a Delaware corporation having an office at 401 Merritt Seven, Norwalk, Connecticut 06851 (the "Landlord"), and FIRST MONTAUK FINANCIAL CORP., a New York corporation having its headquarters at 328 Newman Springs Road, Red Bank, New Jersey 07701 (the "Tenant").

                               W I T N E S S E T H

     Landlord and Tenant agree as follows:

     1. Subleasing. Subject to all the terms, covenants, conditions and provisions of that certain Lease (hereinafter referred to as the "Main Lease") dated as of January 2, 2001, between Royal Realty Corp., as landlord (hereinafter referred to as the "Main Landlord"), and AimNet Solutions, Inc., as tenant, a copy of which Main Lease has been delivered to and examined by Tenant, Tenant hereby hires and takes from Landlord that certain space (hereinafter referred to as the "Subleased Premises") consisting of Room 1416-20 in the 14th floor of the building known as 655 Third Avenue, New York, New York (the "Building"), comprising approximately 4,520 rentable square feet and shown on the floor plan contained in Exhibit A attached hereto and made a part hereof.

     2. Commencement and Expiration Dates. The Subleased Premises are demised for a term which shall begin on the later of (a) January 31, 2002 and (b) the date on which the Main Landlord grants the approvals described in Article 26 hereof (Approval of Main Landlord) (the "Sublease Commencement Date"), and shall expire on September 29, 2006 (hereinafter referred to as the "Sublease Expiration Date").

     3. Base Rent. Tenant shall pay rent ("Base Rent") to Landlord for the Subleased Premises, beginning thirty (30) days following the Sublease Commencement Date, at the annual rate of $212,440.00 (that is, the number of square feet of rentable area contained in the Subleased Premises, 4,520, multiplied by $47.00, plus, $13,560 for electricity pursuant to Article 10 hereof) , subject to adjustment as hereinafter provided.

     Beginning as of January 31, 2004, and continuing thereafter for the balance of the term of this Sublease, the annual rate of Base Rent shall be increased to $226,000.00 (that is, the number of square feet of rentable area contained in the Subleased Premises, 4,520, multiplied by $50.00, plus, $13,560 for electricity pursuant to Article 10 hereof).

     Base Rent shall be inclusive of costs payable by Tenant for electrical services to the Subleased Premises payable pursuant to Article 10 (Electricity) hereof and shall be payable in advance in equal monthly installments on the first day of each calendar month during the term of this Sublease. Base Rent shall be in addition to all other sums payable hereunder, which other sums shall constitute additional rent. All rent shall be paid at the office of Landlord or such other place as Landlord may designate, without any setoff or deduction whatsoever (except as to the extent expressly provided for in Article 19 hereof (Damage or Condemnation)).

     4. Rights and Obligations of Tenant. Tenant shall conform to, and use the Subleased Premises in accordance with, all the terms, covenants and conditions of the Main Lease (except those terms, covenants and conditions described in the third paragraph of this Article 4, which do not apply to the rights or obligations of Tenant under this Sublease), and will do no act, nor permit any act, which will result in a violation of such terms, covenants and conditions. Tenant shall perform all of the terms, covenants and conditions of the Main
Lease on the part of the tenant therein named to be performed (except for payment of the rent and certain additional rent provided for in the Main Lease, which shall remain the obligation of Landlord as the tenant under the Main Lease, and except for those terms, covenants and conditions described in the third paragraph of this Article 4 which do not apply to, or are modified by, this Sublease).

     Except as otherwise provided in the third paragraph of this Article 4, Tenant shall be entitled to the rights of AimNet Solutions, Inc. ("AimNet"), as tenant under the Main Lease. AimNet shall have no liability by reason of any default of the Main Landlord, it being understood that if AimNet shall fail to fulfill any obligation of the Landlord hereunder and if such failure is caused by the failure of the Main Landlord to comply with its obligations under the Main Lease, then AimNet shall have no obligation or liability by reason of such failure, but in such event Tenant shall be subrogated to the rights of AimNet to enforce the obligations of the Main Landlord. Without limiting the generality of the foregoing, Tenant understands that the supplying of heat, light, water, air conditioning, electricity and other utilities, janitorial, cleaning, window washing and elevator services, and building maintenance and repair are the obligations of the Main Landlord, and that Landlord has no control thereof, and assumes no responsibility in connection therewith, and shall not be liable in any way with respect to the failure of or interference with any of such services.

     Notwithstanding anything to the contrary contained herein, the following provisions of the Main Lease do not apply to Tenant, and Tenant shall not be entitled to the rights of AimNet thereunder nor bound by any obligations of AimNet thereunder: Articles 1 and 37 (Commencement Date, Expiration Date, Fixed
Rent), Article 17 (Default), Article 18 (Remedies of Owner and Waiver of Redemption), Article 24 (Failure to Give Possession); Article 28 (Bills and Notices), Articles 34 and 60 (Security Deposit), Article 41 (Brokerage), Article 43 (Initial Work) and Article 55 (Remedies). Also, Tenant shall not be obligated to furnish an estoppel certificate with respect to the Main Lease as required of AimNet under Article 35 (Estoppel Certificate) of the Main Lease; however, upon request by either Landlord or the Main Landlord, Tenant shall furnish an estoppel certificate with respect to this Sublease, within the time period provided in said Article 35 of the Main Lease, and in substantially the same form and containing the same information as the certificate described in said
Article 35 of the Main Lease.

     If the Main Landlord shall default in the performance of any of its obligations with respect to the Subleased Premises, Landlord shall take such steps as Tenant may reasonably request to cooperate in causing the Main Landlord to perform its obligations and provide the services specified in the Main Lease, including bringing an action or proceeding or taking other steps which may be reasonably necessary to enforce the rights of Landlord as tenant under the Main Lease. However, Tenant shall indemnify and hold harmless AimNet and all of its officers, directors, shareholders, employees, agents, predecessors, successors, assigns and legal representatives, and all parties claiming by, through or under any of the above, from and against any loss, damage, claim, cost or expense (including attorneys' fees) incurred by any such indemnitee in connection with or by reason of any proceedings commenced or any action taken by or at the request of Tenant to enforce the obligations of the Main Landlord. Tenant will indemnify, defend and hold harmless Landlord from and against all loss(es), costs, damages, expenses and liability, including but not limited to reasonable attorneys' fees, that Landlord may incur by reason of any injuries to person or property occurring in, on or about the Subleased Premises during the term of this Sublease, or by reason of any breach or default hereunder on Tenant's part, or by reason of any work done in or to the Subleased Premises by or on behalf of Tenant or any act or negligence on the part of Tenant. Tenant shall in no case have any rights in respect of the Subleased Premises greater than Landlord's rights under the Main Lease, and Landlord shall have no liability to Tenant for any matter whatsoever for which Landlord does not have at least coextensive rights, as tenant, against Main Landlord under the Main Lease.

     Landlord  represents  that (i) the Main Lease is in full force and  effect,
(ii) the expiration date of the term of the Main Lease is September 30, 2006, and (iii) to the best of its knowledge, Landlord is not in default in the performance of its obligations as tenant under the Main Lease beyond any applicable notice and cure period.

     Landlord agrees that it will not agree with Main Landlord to the cancellation or termination of the Main Lease or to the further modification, annulment or supplementation of the Main Lease in a manner that would prevent or limit Tenant's use of the Subleased Premises or adversely affect such use or shorten the term of this Sublease or increase any charges payable by Tenant hereunder or in any other way increase Tenant's obligations or decrease its rights under this Sublease.

     5. Use. Tenant shall use the Subleased Premises only for executive and general offices in connection with the operation of Tenant's business, and such ancillary uses as may be permitted under Article 2 (Occupancy) of the Main Lease, and for no other purpose.

     As provided in Article 4 hereof (Rights and Obligations of Tenant), Tenant shall not use the Subleased Premises for any purpose which is prohibited under
Article 2 (Occupancy) of the Main Lease.

     6. Alterations. Tenant shall not make any alterations, installations, additions or improvements in or to the Subleased Premises without the prior written consent of Landlord in each instance. Landlord agrees not to unreasonably withhold or delay such consent provided the Main Landlord shall have consented as required under the Main Lease.

     Also, as provided in Article 4 hereof (Rights and Obligations of Tenant), Tenant shall not make any alterations, installations,, additions or improvements in or to the Subleased Premises without complying with the provisions of Articles 3 and 54 (Tenant Alterations) of the Main Lease.

     7. No Assignment or Subletting. Tenant may not assign this Sublease, nor further sublet the Subleased Premises, nor permit the same to be occupied by others, without the prior written consent of Landlord in each instance. Landlord agrees not to unreasonably withhold or delay such consent provided the Main Landlord shall have consented as required under the Main Lease.

     Also, as provided in Article 4 hereof (Rights and Obligations of Tenant), any proposed assignment or further subletting shall be subject to the provisions of Article 11 (Assignment, Mortgaging, Etc.) and Article 46 (Assignment, Mortgaging and Subletting) of the Main Lease, and all of the rights of the Main Landlord thereunder.

     If Tenant assigns this Sublease, or further sublets the Subleased Premises, in whole or in part, Tenant shall deliver to Landlord a true copy of each executed assignment or sublease within seven (7) days after the date of execution and delivery thereof, and Tenant shall pay to Landlord an amount equal to any rent or other consideration paid to Tenant by any assignee or subtenant in excess of the rent payable by Tenant to Landlord pursuant to this Sublease; in computing the amount of excess rent or other consideration which Tenant must pay to Landlord, Tenant may first subtract the amount of any actual documented bona fide brokerage commissions and attorneys' fees incurred in connection with the assignment or subletting, provided however that in all events the amount payable by Tenant to Landlord pursuant to this paragraph shall be not less than the amount which Landlord (as the tenant under the Main Lease) is required to pay to the Main Landlord in connection with such assignment or subletting. All sums payable by Tenant pursuant to this paragraph shall be paid to Landlord, as additional rent, on the first day of the month following the receipt thereof by Tenant.

     Tenant shall pay to Landlord, promptly upon demand therefor, all out-of-pocket costs and expenses (including, without limitation, reasonable attorneys' fees and disbursements payable by Landlord to its own attorneys and all costs and expenses for which Landlord is required to reimburse the Main
Landlord) incurred by Landlord in connection with any assignment of this Sublease or sub-sublease of all or any part of the Subleased Premises.

     For the purposes hereof, any transfer of a majority of the outstanding voting stock of Tenant shall be deemed an assignment.

     Notwithstanding anything to the contrary contained herein, Tenant may, without Landlord's prior written consent (but only with the consent of Main Landlord if required by the Main Lease),(i) sublet all or part of the Subleased Premises to any corporations or other business entities which control, are controlled by, or are under common control with Subtenant (herein referred to as an "affiliated entity") for any of the purposes permitted to an affiliated entity, subject, however, to compliance with Tenant's obligations under this Sublease or (ii) assign all of its right title and interest in this Sublease to an affiliated entity. No such sub-subletting shall be deemed to vest in any such related corporation any right or interest in this Sublease or the Subleased Premises nor shall it relieve, release, impair or discharge any of Tenant's obligations hereunder.

     8. Default. (a) Any one or more of the following events shall constitute an Events of Default hereunder:

     (i) if Tenant shall default in the payment when due of any installment of Base Rent or in the payment when due of any additional rent, and such default shall continue for a period of five (5) days after notice by Landlord to Tenant of such default; or if Tenant shall default in the observance or performance of any term, covenant or condition of this Sublease on Tenant's part to be observed or performed (other than the covenants for the payment of rent and additional rent) and Tenant shall fail to remedy such default within fifteen (15) days after notice by Landlord to Tenant of such default, or if such default is of such a nature that it cannot be completely remedied within such period of fifteen (15) days and Tenant shall not commence within such period of fifteen
(15) days, or shall not thereafter continuously and diligently prosecute to completion, all steps necessary to remedy such default; or

     (ii) if Tenant shall file a voluntary petition in bankruptcy or insolvency, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, or shall make an assignment for the benefit of creditors or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of Tenant or of all or any part of Tenant's property; or

     (iii) if, within thirty (30) days after the commencement of any proceeding against Tenant, whether by the filing of a petition or otherwise, seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act or any other present or future applicable federal, state or other statute or law, such proceeding shall not have been dismissed, or if, within thirty (30) days after the appointment of any trustee, receiver or liquidator of Tenant, or of all or any part of Tenant's property, without the consent or acquiescence of Tenant, such appointment shall not have been vacated or otherwise discharged, or if any execution or attachment shall be issued against Tenant or any of Tenant's property pursuant to which the Subleased Premises shall be taken or occupied or attempted to be taken or occupied; or

     (iv) if the Subleased Premises shall become abandoned; then Landlord, at any time thereafter, at Landlord's option, may give to Tenant five (5) days' notice of termination of this Sublease and the term hereof shall come to an end and expire upon the expiration of said five (5) days with the same effect as if the date of expiration of said five (5) days were the expiration date of this Sublease, but Tenant shall remain liable for damages as provided in this Article.

     (b) If an Event of Default occurs, or if this Sublease and the term hereof shall expire and come to an end as hereinabove provided:

     (i) Landlord or Landlord's agents or servants may immediately, or at any time after such Event of Default or after the date upon which this Sublease and the term hereof shall expire and come to an end, re-enter the Subleased Premises or any part thereof, without notice, either by summary proceedings or by any other applicable action or proceeding, or by force or otherwise (without being liable to indictment, prosecution or damages therefor), and may repossess the Subleased Premises and dispossess Tenant and any other persons from the Subleased Premises and remove any and all of their property and effects therefrom without incurring any liability to Tenant or any other person for such repossession or removal; and

     (ii) Landlord, at Landlord's option, may relet the whole or any part or parts of the Subleased Premises from time to time, either in the name of Landlord or otherwise, to such tenant or tenants, for such term or terms ending before, on or after the expiration date of this Sublease, at such rental or rentals and upon such other conditions, which may include concessions and free rent periods, as Landlord, in Landlord's sole discretion, may determine. Landlord shall have no obligation to relet the Subleased Premises or any part thereof and in no event shall be liable for refusal or failure to relet the Subleased Premises or any part thereof, or, in the event of any such reletting, for refusal or failure to collect any rent due upon any such reletting, and no such refusal or failure shall operate to relieve Tenant of any liability under this Sublease or otherwise to affect any such liability. Landlord, at Landlord's option, may make such repairs, replacements, alterations, additions, improvements, decorations and other physical changes in and to the Subleased Premises as Landlord, in Landlord's sole discretion, considers advisable or necessary in connection with any such reletting or proposed reletting, without relieving Tenant of any liability under this Sublease or otherwise affecting any such liability.

     (c) Tenant hereby waives the service of any notice of intention to re-enter or to institute legal proceedings to that end which may otherwise be required to be given under any present or future law. Tenant, on Tenant's own behalf and on behalf of all persons claiming through or under Tenant, including all creditors, does further hereby waive any and all rights which Tenant and all such persons might otherwise have under any present or future law to redeem the Subleased Premises, or to re-enter or repossess the Subleased Premises, or to restore the operation of this Sublease, after (i) Tenant shall have been dispossessed by a judgment or by warrant of any court or judge, or (ii) any re-entry by Landlord, or (iii) any expiration or termination of this Sublease and the term hereof, whether such dispossession, re-entry, expiration or termination shall be by operation of law or pursuant to the provisions of this Sublease. The words "reenter", "re-entry" and "re-entered" as used in this Sublease shall be construed in their broadest sense and shall not be deemed to be restricted to their technical legal meanings. In the event of a breach or threatened breach by Tenant, or any person claiming through or under Tenant, of any term, covenant or condition of this Sublease on Tenant's part to be observed or performed, Landlord shall have the right to enjoin such breach and the right to invoke any other remedy allowed by law or in equity as if re-entry, summary proceedings and other special remedies were not provided in this Sublease for such breach. Acceptance of rent by Landlord with knowledge of any default, or the failure of Landlord to seek redress for any default, or to insist upon the strict performance of any term, covenant, condition or obligation of this Sublease shall not constitute a waiver thereof, and Landlord shall have all remedies provided herein and by applicable law with respect to any subsequent act or omission which would have originally constituted a default. Landlord's remedies for any default which are available to it under this Sublease, or at law or in equity, shall be cumulative, and Landlord's decision to pursue any particular remedy following any default shall not affect the availability of any other remedy for such default or for any subsequent default.

     (d) If this Sublease and the term hereof shall expire and come to an end as provided in this Article, or by or under any summary proceeding or any other action or proceeding, or if Landlord shall re-enter the Subleased Premises as provided in this Article, then, in any of these events:

     (i) Tenant shall pay to Landlord all rent, additional rent and other charges payable under this Sublease by Tenant to Landlord to the date upon which this Sublease and the term hereof shall have expired and come to an end or to the date of re-entry upon the Subleased Premises by Landlord, as the case may be; and

     (ii) Tenant shall also be liable for and shall pay to Landlord, as damages, any deficiency (referred to as the "Deficiency") between the rent reserved in this Sublease for the period which otherwise would have constituted the unexpired portion of the term hereof and the net amount, if any, of the rents collected under any reletting effected pursuant to the provisions of this Article for any part of such period (first deducting from the rents collected under any such reletting all of Landlord's expenses in connection with the termination of this Sublease or Landlord's re-entry upon the Subleased Premises and with such reletting including, without limitation, all repossession costs, brokerage commissions, legal expenses, attorneys' fees, alteration costs and other expenses of preparing the Subleased Premises for such reletting). Any such Deficiency shall be paid in monthly installments by Tenant on the days specified in this Sublease for payment of monthly installments of rent. Landlord shall be entitled to recover from Tenant each monthly Deficiency as the same shall arise, and no suit to collect the amount of the Deficiency for any month shall prejudice Landlord's right to collect the Deficiency for any subsequent month by a similar proceeding; and

     (iii) At any time after the term hereof shall have expired and come to an end or Landlord shall have reentered upon the Subleased Premises, as the case may be, whether or not Landlord shall have collected any monthly Deficiencies as aforesaid, Landlord shall be entitled to recover from Tenant, and Tenant shall pay to Landlord, on demand, in lieu of further Deficiencies, as and for liquidated and agreed final damages, a sum equal to the amount by which the rent reserved in this Sublease for the period which otherwise would have constituted the unexpired portion of the term hereof (less any portion of such period for which Tenant shall have paid Deficiencies to Landlord pursuant to subsection (b) of this paragraph) exceeds the then fair and reasonable rental value of the Subleased Premises for the same period, both discounted to present worth at the rate of eight percent (8%) per annum. If, before presentation of proof of such liquidated damages to any court, commission or tribunal, the Subleased Premises, or any part thereof, shall have been relet by Landlord for the period which otherwise would have constituted the unexpired portion of the term hereof, or any part thereof, the amount of rent reserved upon such reletting shall be deemed, prima facie, to be the fair and reasonable rental value for the part or the whole of the Subleased Premises so relet during the term of the reletting.

     (e) Tenant shall in no event be entitled to any rents collected or payable under any reletting, whether or not such rents shall exceed the rent reserved in this Sublease. Nothing contained in this Article shall be deemed to limit or preclude the recovery by Landlord from Tenant of the maximum amount allowed to be obtained as damages by any statute or rule of law, or of any sums or damages to which Landlord may be entitled in addition to the damages set forth in this Article.

     9. Escalation Charges. If the rent payable by the Tenant under the Main Lease shall be increased pursuant to Article 39 (Escalations) of the Main Lease by reason of any increase or increases in "Taxes" above the Taxes payable for the "Tax Year" commencing on July 1, 2001 and expiring on June 30, 2002 (as those terms are defined in subsection 39.A of the Main Lease), then Tenant shall pay to Landlord, as additional rent, an amount equal to any such increase. In addition, if the rent payable by the tenant under the Main Lease shall be increased pursuant to said Article 39 by reason of any increase or increases in "Operating Expense Rate" (as that term is defined in subsection 39.A.6 of the Main Lease) above the Base Rate paid or incurred for the calendar year 2002, then Tenant shall pay to Landlord, as additional rent, an amount equal to any such increase. Accordingly, Tenant shall pay to Landlord on the first day of each month (or, in the case of payments requiring notice, within ten (10) days after such notice), in addition to all other sums payable hereunder, an amount equal to that portion of the total sum payable with respect to such month by the tenant under the Main Lease which is attributable to any such increase or increases in Taxes and Expenses. Landlord shall furnish Tenant with copies of any relevant notices, statements, supporting data and other information and materials which Landlord may from time to time receive from the Main Landlord with respect to such increases in Taxes and Operating Expense Rate.

     10. Electricity. As provided in Article 4 hereof (Rights and Obligations of Tenant), Tenant agrees that the Subleased Premises will be provided with electricity on a "rent inclusion" basis in accordance with Article 38
(Electricity) of the Main Lease. Base Rent hereunder includes an electric inclusion factor of $13,560 per annum, and consequently, Tenant shall be responsible for payment of charges for electricity under the Main Lease only to the extent set forth in Article 38 (Electricity) thereof.

     Landlord will cooperate with Subtenant, at no expense to Landlord, in Tenant's efforts, consistent with the Main Lease, to ensure that it is being billed for electricity in a manner that complies with the Main Lease. If and to the extent that Main Landlord ceases furnishing electricity to Landlord pursuant to Paragraph 38.D of the Main Lease, then Landlord will have no obligation to furnish electricity to Tenant, Tenant shall have the rights set forth in the Main Lease to arrange for electricity directly from the public utility at no cost to Landlord and the Base Rent then in effect shall be reduced by $13,560 per annum.

     11. Additional Charges. Tenant shall direct all requests for additional services to the Main Landlord. If Tenant shall request freight elevator facilities, heat, cooled air, mechanical ventilation or other services for which a charge is imposed, pursuant to Article 29 (Services Provided by Owner) and
Article 44 (After Hours HVAC; Condenser Water) of the Main Lease or otherwise, Tenant shall promptly furnish Landlord with copies of all purchase orders and/or similar documentation with respect to each such request, and Tenant shall pay the full amount of such charge to Landlord (or as Landlord may direct) within fifteen (15) days after demand.

     In addition, Tenant shall pay to Landlord (or as Landlord may direct), within fifteen (15) days after demand, the full amount of any and all other charges imposed under the Main Lease; provided however that Tenant shall not be required to pay the rent provided for in Articles 1 and 37 (Rent) of the Main Lease, or escalation charges provided for in Article 39 (Escalations) of the Main Lease (except to the extent set forth in Article 9 (Escalation Charges) of this Sublease), or interest or late charges imposed under the Main Lease by reason of any failure by Landlord to make a timely payment thereunder (except to the extent that such failure shall have been caused by a failure on the part of Tenant to make a corresponding payment hereunder when due), or any fee or charge imposed under the Main Lease for the review and approval of this Sublease pursuant to Articles 11 and 46 thereof (as contrasted with any fee or charge imposed by the Main Landlord for the review and approval of Plans and Specifications for Tenant's alterations, which shall be the responsibility of Tenant).

     12. Payment of Charges. As provided in Article 3 hereof (Base Rent), Tenant shall pay Landlord the full amount of the charges referred to in Articles 9 (Escalation Charges) and 11 (Additional Charges) hereof, and all other additional rent, without any set-off or deduction whatsoever (except to the extent expressly provided for in Article 19 hereof (Damage or Condemnation). Without limiting the generality of the foregoing, Tenant shall not be entitled to set off against the rent payable hereunder by reason of any alleged inaccuracy of impropriety of any charge imposed under the Main Lease with respect to the Subleased Premises. Landlord shall, upon request, use reasonable efforts to obtain from the Main Landlord supporting information and data relating to any such charge imposed under the Main Lease with respect to the Subleased Premises (provided that Tenant shall, as set forth in the fourth paragraph of Article 4 hereof (Rights and Obligations of Tenant), indemnify and hold harmless Landlord and the other parties described therein from and against any loss, damage, claim, cost or expense (including attorneys' fees) incurred in connection therewith). If Landlord shall receive a refund for any such charge which shall have been paid by Tenant, Landlord shall promptly remit such refund (less the amount of any costs reasonably incurred by Landlord in connection therewith) to Tenant.

     13. Access. Main Landlord or Main Landlord's agents shall have the right to enter the Subleased Premises at all reasonable times, upon giving Tenant reasonable advance notice (except in the case of any emergency, in which case no notice shall be required), to examine the Subleased Premises, to maintain and repair any improvements installed therein by or on behalf of Main Landlord, and to show the Subleased Premises to prospective assignees of Main Landlord's interest under the Main Lease or, during the last six (6) months of the term hereof, to prospective subtenants of the Subleased Premises.

     14. Self-Help. If Tenant shall default in the performance of any of its obligations hereunder beyond any applicable grace period (except in the case of an emergency, or in order to prevent the occurrence of an event of default under the Main Lease, in which events Landlord need not wait for the expiration of any such grace period), Landlord at its option (but without any obligation to do so) may perform such obligations and, if necessary, enter the Subleased Premises for such purpose. Tenant shall pay to Landlord, within ten (10) days after demand, the amount of all costs and expenses incurred by Landlord in the performance of any such obligations. Any action taken by Landlord pursuant to this Article 14 shall not constitute a waiver of any of Landlord's other rights and remedies hereunder.

     15. Interest. If Tenant shall fail to pay any installment of rent or additional rent (other than interest pursuant to this Article 15) when due, Tenant shall pay interest thereon at an annual rate equal to three percent (3%) above the Prime Rate (hereinafter defined) or the maximum rate permitted by law, whichever is less, from the date on which such payment is due to the date of payment thereof. The "Prime Rate" at any time shall mean the rate of interest established and approved by Citibank, N.A., New York, New York, from time to time as its interest rate charged for unsecured loans to its corporate customers but in no event greater than the highest lawful rate from time to time in effect.

     16. Surrender of Subleased Premises. Upon the expiration or termination of this Sublease or the termination of Tenant's right of possession to the Subleased Premises, Tenant shall surrender and vacate the Subleased Premises, remove all of the Personal Property (hereinafter defined) and deliver the Subleased Premises to Landlord in accordance with Articles 22 (End of Term) of the Main Lease.

     17. Initial Tenant Work. The Subleased Premises are demised to Tenant in the condition which shall exist on the Sublease Commencement Date "as is" including (i) the existing improvements and all built-in furnishings and (ii) the furniture (including all desks, chairs, filing cabinets and conference tables) presently located therein (collectively, the "Furniture") (collectively with the items set forth above in subsection (i) of this Article 17, the "Personal Property") being more particularly described on Exhibit "B" annexed hereto, it being understood and agreed that Landlord shall not be required to make any improvements, and it being further understood that neither Landlord nor the Main Landlord shall be obligated to perform any work or make any installation to prepare the Subleased Premises or the Personal Property for occupancy and/or use by Tenant, as the case may be. Landlord and Tenant expressly acknowledge that the telephone system currently located at the Subleased Premises shall not be included from the Personal Property and shall be removed by Landlord prior to the Sublease Commencement Date. At the expiration of the Term, all of the Personal Property shall become the property of Tenant

     Tenant is subleasing the Subleased Premises from the Landlord after having an opportunity to fully inspect the Subleased Premises and the right not to execute this Sublease if the results of said inspection are unacceptable. Therefore, Tenant hereby agrees that the term "as is" means that upon approving or having been deemed to have approved said inspection, it will sublease the Subleased Premises, without warranty or representation, either oral or written, or expressed or implied, as to the physical condition of the Subleased Premises and the Personal Property and/or the compliance of same with building, fire, health and zoning codes and other applicable laws, ordinances and regulations. Landlord hereby expressly disclaims any and all warranties or representations made to Tenant, whether same were made by any officer, director or employee of Landlord or any other agent of same, such as a broker, unless such warranty or representation is contained in writing as a part of this Sublease.

     All work necessary to prepare the Subleased Premises for occupancy by Tenant (the "Initial Tenant Work") shall be performed by Tenant at its sole cost and expense, subject to and in accordance with the provisions of Articles and 54 (Tenant Alterations) of the Main Lease.

     18. Insurance. As provided in Article 4 hereof (Rights and Obligations of Tenant), Tenant shall maintain the insurance required under Article 6 (Requirements of Law, Fire Insurance, Flood Loads) and Article 51 (Insurance) of the Main Lease, in coverage amounts and with minimum limits on liability not less than those provided for in said Articles 6 and 51, and issued by an insurance company which satisfies the standards and ratings set forth in said Articles 6 and 51 and which (unless otherwise approved by Landlord) has its principal office in the continental United States. All insurance required by the Main Lease to be maintained by the tenant thereunder shall be maintained by Tenant for the benefit of, and shall name as insureds both Landlord and Main Landlord as well as any other parties required to be named under the Main Lease

     19. Damage or Condemnation. If Landlord shall elect to terminate the Main Lease pursuant to Article 9 (Destruction, Fire and Other Casualty) or Article 10 (Eminent Domain) thereof, this Sublease shall also terminate. In any such event, Tenant shall have no claim (against Landlord or otherwise) by reason of such termination, and Tenant shall have no interest in any insurance proceeds (other than proceeds from its own policies) or any condemnation award.

     In the event Landlord shall have the right to terminate the Main Lease by reason any casualty or condemnation pursuant to the provisions of Articles 9 or 10 thereof, then Tenant shall have a corresponding right to terminate this Sublease by giving written notice to Landlord not later than ten (10) days prior to the date by which Landlord must exercise its right to terminate the Main Lease pursuant to the provisions thereof.

     If a casualty or condemnation shall occur and Landlord shall not elect to terminate the Main Lease pursuant to said Articles 9 or 10 thereof, and if Tenant shall not elect to terminate this Sublease pursuant to the preceding paragraph, this Sublease shall remain in full force and effect and neither Landlord nor Tenant shall have the right to terminate this Sublease by reason of such casualty or condemnation (but Tenant shall be entitled to an abatement of rent to the extent, if any, provided under the Main Lease). Tenant hereby expressly waives the provisions of Section 227 of the Real Property Law or any successor statute of similar import and agrees that the foregoing provisions of this Article 19 shall govern and control in lieu thereof.

     20. Brokers. Landlord and Tenant each represent to the other that they have dealt with no brokers in connection with this transaction, other than Cushman & Wakefield, Wall Street Plaza, New York, NY 10005, and NewMark Real Estate, 125 Park Avenue, New York, NY 1001 and Landlord and Tenant shall each indemnify and hold the other harmless from and against any and all claims, liabilities, costs and expenses of any kind and nature (including attorneys' fees) arising from or related to a breach of the foregoing representation. Any commissions or other compensation due Cushman & Wakefield and MB Real Estate and NewMark shall be paid by Landlord pursuant to a separate agreement.

     21. Successors and Assigns. This Sublease shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns.

     22. Notices. All notices, demands, statements and communications required hereunder shall be in writing and shall be sent by registered or certified mail, if to Landlord, addressed to Landlord at the address set forth on the first page of the Sublease, with a copy thereof to Kelley Drye & Warren LLP, 101 Park Avenue, New York, NY 10178, Attention: Salvatore J. Vitiello, Esq.; and if to Tenant, addressed to Tenant at: the address set forth on the first page of this Sublease to the attention of General Counsel; or to such other address as shall from time to time be designated by written notice by either party to the other party as herein provided, and shall be deemed given on the third (3rd) business day after being so mailed.

     23. Security Deposit. Upon the execution and delivery of this Sublease, Tenant has deposited with Landlord the sum of $70,814.00 as security for the faithful performance by Tenant of the terms, covenants and conditions of this Sublease.

     Landlord shall hold such security deposit (subject to the terms of this Sublease) in Landlord's own name, in an interest-bearing money market account at a reputable bank, trust company or other financial institution; provided Tenant is not in default hereunder, interest earned on the security deposit shall be paid to Tenant on an annual basis.

     In the event Tenant is in default under Article 8 hereof, Landlord may retain such sum or any part thereof and apply such amount to the satisfaction of any obligation of Tenant to pay any sum of money due hereunder, or expend such amount to the extent required to fulfill any obligation of Landlord as tenant under the Main Lease resulting from such default, or expend such amount to pay any brokerage commissions or fees which are payable in respect of this Sublease, or expend such amount for any purpose specified in Article 8 hereof, including without limitation the preparation of the Subleased Premises for reletting. If Landlord shall apply any portion of the security deposit as hereinabove described, Tenant shall, within ten (10) days after receiving notice thereof, deposit with Landlord the amount so applied so that the total amount held by Landlord as security pursuant to this Article 23 shall at all times be not less than the sum hereinabove set forth.

     If Tenant shall fully and faithfully comply with all of its obligations hereunder, any security then held by Landlord shall be returned to Tenant after this Sublease terminates, upon Tenant's fully vacating the Subleased Premises and delivering possession thereof to Landlord. In the event Landlord assigns or otherwise transfers its interest in the Main Lease or the Subleased Premises,, Landlord may transfer the security to the assignee or transferee and Landlord shall thereupon be released from liability for the return of such security, and Tenant shall look solely to such assignee or transferee, as the new Landlord, for the return of such security. Tenant further covenants that it will not assign or encumber, or attempt to assign or encumber, the funds deposited as security and that neither Landlord nor its successors or assigns shall be bound by any such actual or attempted assignment or encumbrance.

     At any time during the term hereof, Tenant may furnish to Landlord, in lieu of the cash deposit referred to above, a letter of credit which satisfies the following terms and conditions. Any letter(s) of credit which Tenant delivers to Landlord pursuant to this paragraph (i) must be irrevocable, (ii) must be in an amount equal to the cash deposit required under this Article 23, (iii) must be payable to Landlord upon presentation of Landlord's sight draft signed by an officer of Landlord, and no other documentation, (iv) must provide that it is payable in multiple drafts without restriction as to the amount or number of such drafts, (v) must be issued by a New York Clearing House bank and (vi) must otherwise be in form reasonably satisfactory to Landlord. Tenant shall maintain such letter(s) of credit (or a renewal or replacement thereof) in effect at all times until the term of this Sublease has terminated and Tenant has fully vacated the Subleased Premises and delivered possession thereof to Landlord. If such letter(s) of credit (or renewal or replacement thereof) shall be due to expire at any time before the events set forth in the preceding sentence shall have occurred, Tenant shall obtain and deliver to Landlord, thirty (30) days prior to such date of expiration, an amendment or advice in proper form extending such date of expiration, or a renewal or replacement letter of credit containing the same terms and conditions as the expiring letter(s) of credit. If Tenant shall fail to deliver an amendment or advice in proper form extending such date of expiration, or a renewal or replacement letter of credit, at least thirty (30) days prior to the expiration of such letter(s) of credit as aforesaid, Landlord shall be entitled to draw the full amount of the credit(s) and hold the proceeds thereof as security in accordance with the provisions of this Article 23. Landlord may draw under the letter(s) of credit from time to time (without limitation as to the number of drafts or the amount of such drafts) and apply the proceeds in the same manner as is permitted under the first paragraph of this Article 23 and, within five (5) days notice from Landlord that Landlord has drawn under any letter(s) of credit, Tenant shall furnish Landlord with a new letter of credit so as to restore the letter of credit security deposit to the full amount required under this Article 23.

     24. Entire Agreement. This Sublease embodies the entire understanding of the parties and there are no further agreements or understandings, written or oral, in effect between the parties relating to the subject matter hereof.

     25. Quiet Enjoyment. Provided Tenant shall perform its obligations hereunder and shall comply with all of the terms, covenants and conditions of this Sublease, Tenant's quiet enjoyment and use of the Subleased Premises shall not be disturbed by reason of any default on the part of Landlord as tenant under the Main Lease, or by reason of any other act or omission on the part of Landlord.

     26. Approval of Main Landlord. This Sublease is subject to the written approval of the Main Landlord pursuant to Article 11 (Assignment, Mortgage, Etc.) or Article 46 (Assignment and Subletting) of the Main Lease. Landlord shall promptly apply to the Main Landlord for such approval. Landlord shall promptly notify Tenant of the granting or denial of such approvals. In the event the Main Landlord disapproves this Sublease, or disapproves the matters described in clauses (i) and (ii) above, or fails to grant such approvals by January 15, 2002 (which date may be extended by mutual agreement between Landlord and Tenant), or exercises its right to terminate the Main Lease in accordance with subsection 46.C thereof, all sums theretofore paid to Landlord by Tenant shall be returned to Tenant without interest, and neither party shall have any further rights or liabilities hereunder (except that Landlord and Tenant shall remain liable for their respective representations contained in
Article 20 hereof (Brokers).

     27. Modifications. This Sublease may not be modified orally.

     28. Separability. Each provision contained in this Sublease shall be separate and independent and the breach of any such provision by Landlord shall not discharge or relieve Tenant from its obligation to perform each obligation of this Sublease to be performed by Tenant. If any provision of this Sublease or the application thereof to any person or circumstance shall to any extent be invalid and unenforceable, the remainder of this Sublease, or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each provision-of this Sublease shall be valid and shall be enforceable to the extent permitted by law.

     29. Waiver of Trial by Jury. To the extent permitted by law Landlord and Tenant hereby waive trial by jury in any litigation brought by either of the parties hereto against the other on any matter arising out of or in any way connected with this Sublease.

     30. No Warranties or Representations. Tenant acknowledges that Landlord has not made, and Tenant has not relied on, any representations or warranties, express or implied, with respect to the Subleased Premises, the Personal Property, this Sublease or any related matter, except as expressly set forth herein.

     31. Termination of Main Lease. If for any reason the term of the Main Lease is terminated prior to the Expiration Date of this Sublease, this Sublease shall thereupon be terminated, and Landlord shall not be liable to Tenant by reason thereof unless said termination was effected because of the breach or default of Landlord (not caused by the parallel default of Tenant hereunder) under the Main Lease.

     32. Miscellaneous. (a) The headings to the various paragraphs of this Sublease shall not define, limit or expand the express provisions of this Sublease. (b) This Sublease shall apply to and bind the respective successors and assigns of the parties hereto but this Section shall not be construed as a consent to any assignment or subletting by Subtenant.

     (c) In the event Tenant shall hold over after the expiration of the term, the parties hereby agree that Tenant's occupancy of the Subleased Premises after the expiration of the term shall be upon all of the terms set forth in this Sublease except that Tenant shall pay as a use and occupancy charge for the holdover period an amount equal to the higher of (A) an amount equal to 150% of the pro rata Base Rent and additional rent payable by Tenant during the term; or
(B) an amount equal to the then market rental value for the Subleased Premises.

     (d) This Sublease may be executed in multiple counterparts, each of which shall be considered to be an original document, but all of which, taken together, shall be deemed to constitute a single instrument.

     33. Governing Law. This Sublease is governed by the laws of the State of New York.

     34. No Waiver. The failure of either party to this Sublease to insist upon strict performance of any of the terms and conditions of this Sublease shall not be deemed a waiver of any such terms or conditions, and shall not be deemed a waiver of any subsequent breach or default of the terms and conditions herein contained.

                                                    [signature page to follow]


     IN WITNESS WHEREOF, the undersigned have duly executed this Agreement the day and year first above set forth.

                                        AIMNET SOLUTIONS, INC.


                                           /s/ Jack A. Orlando
                                        By:-----------------------
                                           Name:  Jack A. Orlando
                                           Title:  Director of Finance

                                        FIRST MONTAUK FINANCIAL CORP.

                                           /s/ William J. Kurinsky
                                        By:-----------------------
                                           Name:  William J. Kurinsky
                                           Title: Executive Vice President

                                      ~36~



                                   EXHIBIT "B"

                            [The Subleased Premises]


                                   EXHIBIT "B"

                             [The Personal Property]

EXHIBIT 11

                                           FIRST MONTAUK FINANCIAL CORP.
                                        COMPUTATION OF EARNINGS PER SHARE
                                                                            Year ended December 31,
                                                                   2001               2000              1999
                                                                   ----               ----              ----

Basic:
Income (loss) before extraordinary loss                        $(5,208,223)         $(655,208)       $2,283,278
Extraordinary loss                                                      --            (34,200)               --
                                                                -----------          --------         ---------
Net income (loss)                                               (5,208,223)          (689,408)        2,283,278
Less: Preferred stock dividends                                    (98,753)          (102,728)          (67,750)

Net income (loss) for basic computation                        $(5,306,976)        $ (792,136)      $ 2,215,528
                                                               ===========         ==========       ===========

Weighted average common shares outstanding                       8,704,355          9,450,055         9,878,129
                                                                 =========          =========         =========

Per share - basic:
Before extraordinary loss                                            $(.61)             $(.08)             $.22
Extraordinary loss                                                      --                 --                --
                                                                      -----              -----              ----
Net income (loss)                                                    $(.61)             $ .08              $.22
                                                                     =====              =====              ====

Diluted:

Net income (loss) for basic computation                        $(5,306,976)         $(792,136)      $ 2,215,528
Additions:
   Preferred stock dividends                                            --                 --            67,750
   Interest on convertible debt, net of taxes                           --                 --            28,384
                                                                -----------          ---------        ---------

Net income (loss) for diluted computation                      $(5,306,976)         $(792,136)      $ 2,311,662
                                                               ===========          =========       ===========

Weighted average common shares outstanding                       8,704,355          9,450,055         9,878,129
Additions:
   Incremental shares from assumed
   conversion of stock options and warrants
   using the treasury stock method                                      --                 --           691,759

   Incremental shares from assumed conversion
   of convertible debt and preferred stock
   using the if-converted method                                        --                 --           692,820
                                                                 ---------          ---------        ----------

Weighted average common and common
   equivalent shares outstanding - diluted                       8,704,355          9,450,055        11,262,708
                                                                 =========          =========        ==========

Per share - diluted:
Before extraordinary loss                                            $(.61)             $(.08)             $.21
Extraordinary loss                                                      --                 --                --
                                                                  ---------          ---------        ----------
Net income (loss)                                                    $(.61)             $(.08)             $.21
                                                                     =====              =====              ====


                                       See notes to consolidated financial statements.