Form 10-Q
period 2002-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2002-05-20
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     8,625,284 Common Shares, no par value, were outstanding as of May 20, 2002.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 MARCH 31, 2002





                                      INDEX

                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of March 31, 2002 and December 31, 2001..................   3

           Consolidated Statements of Loss for the
            Three Months Ended March 31, 2002 and 2001..................   4

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001 .................   5

            Notes to Financial Statements ..............................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................. 7-8

PART II.  OTHER INFORMATION:

         Item 5.  Other Information.....................................   9

         Item 6.  Exhibits and Reports on Form 8-K......................   9

         Signatures ....................................................  10

3

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                       March 31,             December 31,
                                                                                         2002                   2001
                                              ASSETS

Cash and cash equivalents                                                        $          115,226     $        1,779,554
Due from clearing firms                                                                   6,476,895              4,146,410
Trading and investment account securities                                                   810,887              1,199,102
Employee and broker receivables                                                           1,839,099              2,105,620
Due from officers                                                                           248,409                202,964
Property and equipment - net                                                              1,548,216              1,631,801
Income tax refund receivable                                                              1,069,442              1,069,442
Deferred income taxes - net                                                                 930,000                930,000
Other assets                                                                              1,228,827              1,162,669
                                                                                   -----------------      -----------------
     Total assets                                                                $       14,267,001     $       14,227,562
                                                                                   =================      =================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                                  $        4,636,604     $        4,783,333
Securities sold, but not yet purchased, at market                                         1,108,832                245,078
Notes payable                                                                               180,402                277,376
Commissions payable                                                                       3,751,849              3,647,170
Accounts payable                                                                            490,717                490,842
Accrued expenses                                                                          1,174,699              1,434,885
Capital leases payable                                                                      494,546                542,210
Other liabilities                                                                           454,555                513,987
                                                                                   -----------------      -----------------
    Total liabilities                                                                    12,292,204             11,934,881
                                                                                   -----------------      -----------------

Temporary equity - stock subject to redemption                                                6,500                  6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding
  respectively; stated at liquidation value                                               -                      -
Series A Convertible Preferred Stock, 625,000 shares
  authorized, $.10 par value, 331,190 and 331,190 shares
  issued and outstanding, respectively; liquidation
  preference: $1,655,590 and $1,655,590                                                      33,119                 33,119
Common Stock, no par value, 30,000,000 shares
  authorized, 8,622,284 and 8,622,284 shares issued,
  8,622,284 and 8,622,284 outstanding, respectively                                       3,434,642              3,434,642
Additional paid-in capital                                                                3,950,544              3,950,542
Accumulated deficit                                                                      (5,396,557)            (5,076,055)
Less:  Deferred compensation                                                                (53,451)               (56,067)
                                                                                   -----------------      -----------------

       Total stockholders' equity                                                         1,968,297              2,286,181
                                                                                   -----------------      -----------------
       Total liabilities and stockholders' equity                                $       14,267,001     $       14,227,562
                                                                                   =================      =================






                                                    See notes to financial statements.

4

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                          Three months ended March 31,
                                                                                          2002                   2001

Revenues:

Commissions                                                                      $        9,683,706     $        8,769,627
Principal transactions                                                                    2,120,539              1,801,455
Investment banking                                                                           63,035                 35,247
Interest and other income                                                                   881,188              1,106,218
                                                                                   -----------------      -----------------

                                                                                         12,748,468             11,712,547
                                                                                   -----------------      -----------------
Expenses:

Commissions, employee compensation and benefits                                          10,477,779              9,519,235
Clearing and floor brokerage                                                                680,914                857,831
Communications and occupancy                                                                676,285                677,900
Legal matters and related costs                                                             267,156                348,625
Other operating expenses                                                                    909,090              1,224,284
Interest                                                                                     32,906                 41,740
                                                                                   -----------------      -----------------

                                                                                         13,044,130             12,669,615
                                                                                   -----------------      -----------------
Loss before income tax benefit                                                             (295,662)              (957,068)

Income tax benefit                                                                        -                       (337,616)
                                                                                   -----------------      -----------------

Net loss                                                                         $         (295,662)    $         (619,452)
                                                                                   =================      =================

Net loss applicable to common stockholders                                       $         (320,502)    $         (642,918)
                                                                                   =================      =================

Per share of Common Stock:
   Basic and diluted                                                             $            (0.04)    $            (0.07)
                                                                                   =================      =================

Number of common shares used in
   basic and diluted loss per share                                                       8,622,284              8,779,933
                                                                                   =================      =================





                                               See notes to financial statements.

5

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended March 31,
                                                                                          2002                  2001

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                      $         (295,662)    $         (619,452)
                                                                                   -----------------      -----------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                            128,689                154,717
   Amortization                                                                               4,852                 81,634
   Reserves and allowances                                                                -                        200,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                                                                (2,330,485)            (1,396,119)
   Trading and investment account securities                                                388,215              2,154,097
   Due from officers                                                                        (45,445)                 9,258
   Employee and broker receivables                                                          266,521               (140,049)
   Deferred income taxes                                                                  -                       (339,996)
   Other assets                                                                             (66,158)              (183,829)
   Deferred income                                                                         (146,729)              (100,000)
   Securities sold but not yet purchased                                                    863,754                 79,340
   Commissions payable                                                                      104,679                 80,680
   Accounts payable                                                                            (123)               (23,625)
   Accrued expenses                                                                        (260,186)              (414,898)
   Income taxes payable                                                                      (7,111)              (642,296)
   Other liabilities                                                                        (52,321)              (109,501)
                                                                                   -----------------      -----------------
       Total adjustments                                                                 (1,151,848)              (590,587)
                                                                                   -----------------      -----------------
       Net cash used in operating activities                                             (1,447,510)            (1,210,039)
                                                                                   -----------------      -----------------

Cash flows from investing activities:
   Collection of notes receivable                                                         -                         18,000
   Additions to property and equipment                                                      (45,104)              (115,322)
                                                                                   -----------------      -----------------
       Net cash used in investing activities                                                (45,104)               (97,322)
                                                                                   -----------------      -----------------
Cash flows from financing activities:
   Payment of notes payable                                                                 (99,210)              (117,204)
   Payments of capital lease                                                                (47,664)               (32,473)
   Payment toward purchase of treasury stock                                              -                        (70,533)
   Payments of preferred stock dividends                                                    (24,840)               (23,466)
                                                                                   -----------------      -----------------
       Net cash used in financing activities                                               (171,714)              (243,676)
                                                                                   -----------------      -----------------
Net decrease in cash and cash equivalents                                                (1,664,328)            (1,551,037)
Cash and cash equivalents at beginning of period                                          1,779,554              3,701,010
                                                                                   -----------------      -----------------
Cash and cash equivalents at end of period                                                  115,226              2,149,973
                                                                                   =================      =================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

       Interest                                                                  $           32,906     $           41,740
                                                                                   =================      =================

       Income taxes                                                              $            4,704     $          877,435
                                                                                   =================      =================


Noncash financing activity:
   Property and equipment financed under capital leases                          $        -             $     662,290
                                                                                   =================      =================





                                               See notes to financial statements.


                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2002 and 2001. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 2002, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2002.

NOTE 2 -          EARNINGS PER SHARE

     Basic and diluted EPS are computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.

NOTE 3 -          LEASE

     In January 2002, the Company's broker-dealer subsidiary, First Montauk Securities Corp. ("FMSC"), entered into a sublease for a new branch office in New York City. Base rent is $17,700 per month through January 2004, increasing to $18,800 through September 2006. FMSC will also be responsible for certain operating expense and real estate tax escalations.

NOTE 4 -          LEGAL MATTERS

     FMSC is a respondent or co-respondent in various legal proceedings which are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case. After considering all relevant facts, available insurance coverage and the advice of counsel, management believes that significant adverse judgments against FMSC from pending litigation could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of March 31, 2002, the Company has established a $987,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued liabilities. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

NOTE 5 -          INCOME TAXES

     For the 2002 period, the effective tax rate of 0% was lower than the expected tax rate of approximately 37% due to an increase in the tax valuation allowance to offset the benefits of the period's operating losses and other temporary differences because management is uncertain as to their ultimate realization. For the 2001 period, the income tax benefit of 35% included a tax valuation allowance against deferred tax benefits relating to that period's option compensation charges.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The result of operations for the quarter ended March 31, 2002 (the "2002 period") showed marked improvement over the same period in the prior year (the "2001 period"), despite the continued investor uncertainty.

     Total revenues for the 2002 period increased $1,035,000 from $11,713,000 in the 2001 period to $12,748,000, a 9% increase. Revenues from commissions, principal transactions and investment banking all increased while interest revenues declined.

     Commission revenue from the sale of listed and over-the-counter securities, mutual funds, insurance products, fees from managed accounts and other agency transactions increased $914,000, to $9,684,000 in the 2002 period, from $8,770,000 in the 2001 period. As a percent of total revenues, commissions were 76% in the 2002 period, relatively unchanged from 75% in the 2001 period. Agency trading and mutual funds posted increases of $839,000 and $709,000, respectively, over the 2001 period to $6,191,000 and $1,464,000, respectively. These increases were offset by a decrease in insurance commissions of $731,000, from $2,015,000 in the 2001 period, to $1,284,000 in the 2002 period. The increase in commission revenue is due largely to the success of the Company's recruiting efforts over the past year. From March 31, 2001 to March 31, 2002, the Company has added 51 branch offices and 137 registered representatives, of which 29 offices and 43 registered representatives were added since December 31, 2001. The increase in mutual fund commissions was directly related to the promotion of the 529 College Savings Plan created through new legislation in October 1999. The mutual fund department invested a substantial amount of time and resources to increase awareness of this investment vehicle through direct mailers and radio advertisement. Revenues from insurance commissions decreased due to the inclusion of commissions from the sale of certain variable annuities by one of the Company's brokers in the 2001 period. The large commissions generated from the sale of these annuities were a one-time occurrence and did not occur again in the 2002 period. Insurance sales subsequently returned to historic levels. In addition, growth in the advisory services area contributed $102,000 to the net increase in commissions due to the roll out of new products in this business segment.

     Gains from proprietary trading and market-making activities experienced an increase of $319,000, or 18%, to $2,121,000 in the 2002 period. The primary components of the change were an increase in equity trading gains of $898,000, offset by decreases in corporate bond trading gains of $181,000 and unrealized gains of $311,000.

     Interest income decreased $225,000 from $1,106,000 in the 2001 period to $881,000 in the 2002. The Company receives a rebate from it's clearing firm related to the amount of margin debits and cash credits carried by the Company's customers. The drop in market value in many of the security positions held in customer accounts directly impacted the amount of margin customers were able to carry. Therefore, the reduction in margin debit balances adversely affected the amount of interest rebated received from the clearing firm.

     While total revenues increased 9%, expenses remained nearly flat, posting only a 3% increase of $374,000, from $12,670,000 in the 2001 period, to $13,044,000 in the 2002 period. The increase in compensation expenses were offset by decreases in clearing expenses, litigation related expenses and other miscellaneous expenses.

     Compensation expense increased $959,000, or 10%, to $10,478,000 in the 2002 period, from $9,519,000 in the 2001 period. Salaries expense decreased $254,000, or 2% from $1,789,000 in the 2001 period, to $1,535,000 in the 2002 period, due to staff reductions implimented during the second half of 2001. Commission expense increased 18%, or $1,341,000, from $7,326,000 (63% of total revenues) in the 2001 period to $8,667,000 (68% of total revenues) in the 2002 period. The dollar increase in commission expense is directly related to the dollar increase in commission revenue.

     Communication and occupancy expenses were essentially unchanged at $676,000 and $678,000, in the 2002 and 2001 periods, respectively. In January 2002, First Montauk Securities Corp. ("FMSC") entered into a sublease for a new branch office in New York City. Base rent is $17,700 per month through January 2004, increasing to $18,800 through September 2006. FMSC will also be responsible for certain operating expense and real estate tax escalations.


     Legal matters and related costs decreased $82,000 from $349,000 in the 2001 period to $267,000 in the 2002 period, a 23% decrease. The 2001 expense included approximately $88,000 of litigation costs associated with two related cases. FMSC is a respondent or co-respondent in various legal proceedings, which are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case. After considering all relevant facts, available insurance coverage and the advice of counsel, management believes that significant adverse judgments against FMSC from pending litigation could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of March 31, 2002, the Company has established a $987,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued liabilities. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

     Other operating expenses decreased $315,000, from $1,224,000 in the 2001 period, to $909,000 in the 2002 period. Two line items cover the majority of this decrease. Bad debt expense decreased 42%, or $104,000, from $246,000 in the 2001 period to $142,000 in the 2002 period. The 2001 bad debt expense included a write-off of $200,000 related to payments previously made to a vendor for the development of applications software. Costs related to the conversion to Fiserv as the Company's clearing agent decreased $145,000 due to the completion of the conversion in 2001.

     For the 2002 period, the effective tax rate of 0% was lower than the expected tax rate of approximately 37% due to an increase in the tax valuation allowance to offset the benefits of the current period's operating losses and other temporary differences because management is uncertain as to their ultimate realization. For the 2001 period, the income tax benefit of 35% included a tax valuation allowance against deferred tax benefits relating to that period's option compensation charges.

Liquidity and Capital Resources

     As with most financial firms, the Company maintains a highly liquid balance sheet with 52% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Cash and cash equivalents decreased during the first quarter of 2002 by $1,664,000, to $115,000. Net cash used by operating activities was $1,448,000 for the 2002 period, compared to cash used by operations of $1,210,000 during the 2001 period. Cash was affected by the net loss of $296,000, as well as increases in the amount due from clearing firm, securities sold but not yet purchased and commissions payable of $2,330,000, $864,000 and $105,000, respectively. Decreases in long inventory positions, employee and broker receivables, deferred income, accrued expenses and other liabilities totaling a net of $188,000 offset the decrease in cash. Also helping to offset the decrease in cash were non-cash adjustments of $134,000. Non-cash adjustments consisted of depreciation charges and amortization of stock option compensation.

     During the first quarter of 2002, the Company filed claims for federal income tax refunds of $1,047,578. These refunds were received in April 2002.

     Under a financial agreement with its clearing firm, the Company expects to receive a cash advance of $1,250,000 in November 2002, provided it is in compliance with the terms of the financial agreement, as defined. For financial reporting purposes, such advance will be deferred and amortized on a straight-line basis over the remaining term of the clearing agreement; however, the advance will be subject to federal and state income taxes in 2002. The Company received advanced totaling $5,250,000 in 2000 and 2001 under the financing agreement

     Additions to capital expenditures contributed the entire use of cash for investing activities of $45,000 during the first quarter of 2002. The Company projects $400,000 in capital expenditures over the next twelve months.

     Financing activities used cash of $172,000 in fiscal 2002. Payments of notes payable, capital leases and preferred stock dividends used $99,000, $48,000 and $25,000, respectively. During fiscal 2001, the Company entered into two capital leases under a sale/leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and will be amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: May 20, 2002                             /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President