Form 10-Q
period 2002-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2002-08-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     8,525,284 Common Shares, no par value, were outstanding as of August 14, 2002.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                 JUNE 30, 2002





                                      INDEX

                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2002 and December 31, 2001..................   3

           Consolidated Statements of Loss for the Three months and
            Six Months Ended June 30, 2002 and 2001....................   4

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2002 and 2001 ...................   5

            Notes to Financial Statements ............................. 6-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................. 8-10

         Item 3.  Market Risk ...........................................11

PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security-Holders ...12

         Item 5.  Other Information..................................... 12

         Item 6.  Exhibits and Reports on Form 8-K...................... 12

         Signatures .................................................... 13



                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     June 30,                    December 31,
                                                                                       2002                          2001
       ASSETS

Cash and cash equivalents                                            $                  940,714     $               1,779,554
Due from clearing firm                                                                5,051,896                     4,146,410
Trading and investment account securities                                               977,346                     1,199,102
Employee and broker receivables                                                       1,680,978                     2,105,620
Due from officers                                                                       233,031                       202,964
Property and equipment - net                                                          1,497,237                     1,631,801
Income tax refund receivable                                                             72,761                     1,069,442
Deferred income taxes - net                                                             930,000                       930,000
Other assets                                                                          1,018,663                     1,162,669
                                                                       ------------------------      ------------------------

     Total assets                                                    $               12,402,626     $              14,227,562
                                                                       ========================      ========================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                      $                4,501,558     $               4,783,333
Securities sold, but not yet purchased, at market                                        82,172                       245,078
Notes payable                                                                           132,481                       277,376
Commissions payable                                                                   3,810,174                     3,647,170
Accounts payable                                                                        729,473                       490,842
Accrued expenses                                                                      1,507,370                     1,434,885
Capital leases payable                                                                  445,594                       542,210
Other liabilities                                                                       236,883                       513,987
                                                                       ------------------------      ------------------------

    Total liabilities                                                                11,445,705                    11,934,881
                                                                       ------------------------      ------------------------

Temporary equity - stock subject to redemption                                            6,500                         6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding
  respectively; stated at liquidation value                                                -                             -
Series A Convertible Preferred Stock, 625,000 shares authorized,
  $.10 par value, 331,190 and 331,190 shares issued and outstanding,
  respectively; liquidation preference: $1,655,590                                       33,119                        33,119
Common Stock, no par value, 30,000,000 shares
authorized, 8,522,284 shares issued and outstanding,                                  3,434,642                     3,434,642
Additional paid-in capital                                                            3,950,544                     3,950,542
Accumulated deficit                                                                  (6,394,529)                   (5,076,055)
Less:  Deferred compensation                                                            (48,339)                      (56,067)
Less:  Treasury stock, at cost (100,000 and -0-
  shares, respectively)                                                                 (25,016)                         -
                                                                      -------------------------     -------------------------

       Total stockholders' equity                                                       950,421                     2,286,181
                                                                      -------------------------      ------------------------
       Total liabilities and stockholders' equity                    $               12,402,626     $              14,227,562
                                                                      =========================      ========================





                                                   See notes to financial statements.

                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF LOSS
                                                          Six months ended June 30,             Three months ended June 30,
                                                           2002               2001                 2002             2001

Revenues:

Commissions                                          $   20,114,309     $   19,883,033      $   10,430,603      $   11,113,406
Principal transactions                                    3,630,583          4,002,077           1,510,044           2,200,622
Investment banking                                          103,020            357,509              39,985             322,262
Interest and other income                                 1,777,285          2,078,465             896,097             972,247
                                                      --------------      -------------       -------------       --------------
                                                         25,625,197         26,321,084          12,876,729          14,608,537
                                                      --------------      -------------       -------------       --------------
Expenses:

Commissions, employee compensation and benefits          21,309,105         21,532,140          10,831,326          12,012,905
Clearing and floor brokerage                              1,367,085          1,704,312             686,171             846,481
Communications and occupancy                              1,554,198          1,456,014             877,913             778,114
Legal matters and related costs                             639,941            776,943             372,785             428,318
Other operating expenses                                  1,969,017          2,887,129           1,059,927           1,662,845
Interest                                                     54,645             74,909              21,739              33,169
                                                      --------------      -------------       -------------       --------------
                                                         26,893,991         28,431,447          13,849,861          15,761,832
                                                      --------------      -------------       -------------       --------------
Loss before income tax benefit                           (1,268,794)        (2,110,363)           (973,132)         (1,153,295)

Income tax benefit                                            -               (707,790)              -                (370,174)
                                                      --------------      -------------       -------------       --------------
Net loss                                             $   (1,268,794)    $   (1,402,573)     $     (973,132)     $     (783,121)
                                                      ==============      =============       =============       ==============

Net loss applicable to common stockholders           $   (1,318,473)    $   (1,450,878)     $     (997,971)     $     (807,961)
                                                      ==============      =============       =============       ==============

Per share of Common Stock:
   Basic and diluted                                 $        (0.15)    $        (0.17)     $        (0.12)     $        (0.09)
                                                      ==============      =============       =============       ==============

Number of common shares used in
   basic and diluted loss per share                       8,579,173          8,775,042           8,534,075           8,770,064
                                                      ==============      =============       =============       ==============




                                                     See notes to financial statements.

                                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six months ended June 30,
                                                                         2002                          2001

NCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                       $  (1,268,794)               $  (1,402,573)
                                                                   -------------                --------------
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                         259,290                     313,727
   Amortization                                                          11,254                     122,334
   Reserves and allowances                                                 -                        200,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                                              (905,486)                   (871,053)
   Trading and investment account securities                            221,756                     437,531
   Due from officers                                                    (30,067)                    (30,817)
   Employee and broker receivables                                      424,642                    (358,192)
   Deferred income taxes                                                   -                       (718,996)
   Other assets                                                         144,006                    (135,525)
   Income tax refund receivable                                         996,681                        -
   Deferred income                                                     (281,775)                   (200,000)
   Securities sold but not yet purchased                               (162,906)                    546,456
   Commissions payable                                                  163,004                   1,108,450
   Accounts payable                                                     238,632                     (37,614)
   Accrued expenses                                                      72,485                         801
   Income taxes payable                                                    -                       (868,675)
   Other liabilities                                                   (277,104)                   (214,871)
                                                                   -------------                --------------
       Total adjustments                                                874,412                    (706,444)
                                                                   -------------                --------------
       Net cash used in operating activities                           (394,382)                 (2,109,017)
                                                                   -------------                --------------

Cash flows from investing activities:
   Collection of notes receivable                                          -                         18,000
   Additions to property and equipment                                 (124,726)                   (179,347)
                                                                   -------------                --------------
       Net cash used in investing activities                           (124,726)                   (161,347)
                                                                   -------------                --------------

Cash flows from financing activities:
   Payment of notes payable                                            (148,421)                   (181,415)
   Payments of capital lease                                            (96,616)                    (94,176)
   Proceeds from capital lease financing                                   -                        606,195
   Payment toward purchase of treasury stock                            (25,016)                    (88,584)
   Payments of preferred stock dividends                                (49,679)                    (48,305)
                                                                  --------------                --------------
       Net cash provided by (used in) financing activities             (319,732)                    193,715
                                                                  --------------                --------------
Net decrease in cash and cash equivalents                              (838,840)                 (2,076,649)
Cash and cash equivalents at beginning of period                      1,779,554                   3,701,010
                                                                  --------------                --------------
Cash and cash equivalents at end of period                              940,714                   1,624,361
                                                                  ==============                ==============


Supplemental disclosures of cash flow
 information: Cash paid (received) during the period for:

       Interest                                                $         54,645              $       74,909
                                                                  ==============                ==============

       Income taxes                                            $     (1,047,257)             $      894,331
                                                                  ==============                ==============

Noncash financing activity:
   Property and equipment financed under capital leases        $          -                  $      662,290
                                                                  ==============                ==============








                                    See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 2002 and 2001. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the six-month and three-month periods ended June 30, 2002, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2002.

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

NOTE 4 - LEGAL MATTERS

     FMSC is a respondent in two NASD arbitrations seeking rescissionary damages of approximately $9.5 million in one case, and unspecified damages in another. Both claims also seek statutory interest and punitive damages. Claimants in these cases have asserted substantially similar claims relating to alleged violations of various provisions of federal and state securities laws. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     FMSC is also a respondent in several arbitration claims arising from customer purchases of certain high yield corporate bonds which declined in market value and subsequently defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. Aggregate damages sought is in excess of $13,000,000. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     FMSC is also a respondent or co-respondent in various other legal proceedings which are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case.

     After considering all relevant facts, management believes that significant adverse judgments against FMSC from pending arbitration claims could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of June 30, 2002, the Company has established a $1,224,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued expenses. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

     In July 2002, the Company received $230,000 from the settlement of litigation with a former software vendor. The settlement will be recorded in the third quarter.

NOTE 5 - INCOME TAXES

     For the six-month and three-month periods ended June 30, 2002, the Company increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences because management is uncertain as to their ultimate realization. For the six-month and three-month periods ended June 30, 2001, the income tax benefit of 33.5% and 32% of pre-tax losses, respectively, included a tax valuation allowance against deferred tax benefits relating to each period's option compensation charges. The tax benefits of net operating losses generated in 2001 were subsequently utilized to offset taxable income from the receipt of a $1.25 million installment under the Company's financing agreement with its clearing firm in November 2001, and to obtain refunds of prior years' federal taxes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The results of operations for the six months and three months ended June 30, 2002 (the "2002 period" and the "2002 quarter," respectively) showed a decrease in revenues over the same periods in the prior year (the "2001 period" and the "2001 quarter," respectively). The continued lack of investor confidence in the U.S. equity markets and the gloomy economic data have continued to negatively impact revenues, thus reducing the net cash available to cover fixed costs and overhead. However, the net loss in the 2002 period was less than the net loss in the comparable 2001 period.

     For the six month period ended June 30, 2002, the Company reported a net loss available to common stockholders of $1,318,000 or $.15 per basic and diluted share, as compared to the net loss available to common stockholders reported in the same period of 2001 of $1,451,000 or $.17 per basic and diluted share. For the three months ended June 30, 2002, the Company reported a net loss applicable to common stockholders of $998,000, or $.12 per basic and diluted share, as compared to a net loss applicable to common stockholders of $808,000, or $.09 per basic and diluted share for the second quarter of 2001.

     The  Company's  primary  source of  revenue  is  derived  from  commissions generated on agency transactions, including the sales of listed and over-the-counter securities, mutual funds and variable insurance. Overall revenues from commissions increased 1% from the 2001 period to the 2002 period. The business mix, however, was substantially different between the two periods with increases in agency and mutual fund commissions, offsetting a decrease in the insurance business, as detailed below.

     Revenues from agency transactions increased $2,118,000, or 20%, from $10,795,000 in the 2001 period, to $12,912,000 in the 2002 period. As a percent of total revenues, agency revenues increased from 41% in the 2001 period, to 50% in the 2002 period. Comparing the 2002 quarter to the 2001 quarter, agency commissions increased $1,279,000, from $5,443,000 to $6,722,000.

     Revenues from mutual fund commissions also posted significant increases over 2001. Mutual fund revenues increased $918,000, from $2,357,000 in the 2001 period to $3,275,000, in the 2002 period, an increase of 39%, and $209,000 from $1,602,000 to $1,811,000 in the 2001 and 2002 quarters, respectively, an increase of 13%. The increase in mutual fund commissions is primarily related to an increase in sales of three products, the 529 College Savings Plan created through new legislation in October 1999, the principal protection plans, which guarantee a return of principal if invested for five years, and bond funds which have seen large increases due to the tenuous state of the equity markets.

     Revenues from insurance commissions decreased $3,052,000 from $5,461,000 in the 2001 period, to $2,409,000 in the 2002 period. The 2001 period included commissions from the sale of certain variable annuities by one of the Company's brokers. The large commissions generated from the sale of these annuities were a one-time occurrence and did not occur again in the 2002 period. Insurance sales subsequently returned to historic levels.

     Revenues from principal transactions decreased $371,000, from $4,002,000 in the 2001 period, to $3,631,000 in the 2002 period. Principal transaction revenue includes gains or losses from proprietary trading riskless principal commissions and unrealized gains or losses on inventory held in the firm's proprietary accounts. Trading in firm's proprietary accounts improved by approximately $700,000 in the 2002 period when compared with the 2002 period as the Company eliminated much of its market-making and trading activities in order to help reduce the related market/exposure and risk inherent in such types of activities.

     Revenues from principal transactions in the fixed income sector were down from 2001 levels by approximately $243,000. Revenues from corporate bonds and unit investment trusts ("UITs") were down due to the reduced confidence in the corporate and equity sector. On the other hand, revenues from municipal and government agency bonds increased as investors are seeking more stable investments.

     Interest income decreased $301,000, from $2,078,000 in the 2001 period to $1,777,000 in the 2002 period, and $76,000 from $972,000 in the 2001 quarter, to
$896,000 in the 2002 quarter. The decline in market value in many of the margined security positions held in customer accounts, combined with the substantial transfer of funds out of the equity markets and into safer instruments, impacted the amount of margin loan balances customers could carry. The reduction in margin debit balances adversely affected the amount of interest sharing the Company received from the clearing firm.

     Compensation expense decreased $223,000, or 1%, to $21,309,000 in the 2002 period, from $21,532,000 in the 2001 period. Salaries and benefits expense decreased $770,000, or 17%, from $4,456,000 in the 2001 period, to $3,686,000 in the 2002 period, due to staff and salary reductions implemented during the second half of 2001, and to the 2002 reversal of the 401(k) company matching accrual made in 2001. Commission expense increased 3%, or $547,000, from $17,076,000 in the 2001 period to $17,623,000 in the 2002 period.

     Compensation expense decreased $1,182,000, or 10%, to $10,831,000 in the 2002 quarter, from $12,013,000 in the 2001 quarter. Salaries and benefits expense decreased $388,000, or 17%, from $2,263,000 in the 2001 quarter, to $1,875,000 in the 2002 quarter. Commission expense decreased 8%, or $794,000, from $9,750,000 in the 2001 quarter, to $8,956,000 in the 2002 quarter. The same factors affecting the compensation costs for the 2002 period impacted the 2002 quarter.

     Communication and occupancy expenses increased $98,000, to $1,554,000 in the 2002 period, from $1,456,000 in the 2001 period. The increase is primarily attributable to the Company entering into two new sub-lease agreements for corporate branch offices located in New York City. Postage expense also increased for both the 2002 period and 2002 quarter due to costs related to processing of client year end statements.

     Legal matters and related costs decreased $137,000, from $777,000 in the 2001 period, to $640,000 in the 2002 period, an 18% decrease. The 2002 expense includes approximately $262,500 of reserves for legal settlements, with the balance related to the cost of counsel fees and other defense costs.

     FMSC is a respondent in two NASD arbitrations seeking rescissionary damages of approximately $9.5 million in one case, and unspecified damages in the other. Both claims also seek statutory interest and punitive damages. Claimants in these cases have asserted substantially similar claims relating to alleged violations of various provisions of federal and state securities laws. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     FMSC is also a respondent in several arbitration claims arising from customer purchases of certain high yield corporate bonds which declined in market value and subsequently defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. Aggregate damages sought is in excess of $13 million. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     After considering all relevant facts, management believes that significant adverse judgments against FMSC from pending arbitration claims could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of June 30, 2002, the Company has established a $1,224,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued expenses. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

     Other operating expenses decreased $918,000, from $2,887,000 in the 2001 period, to $1,969,000 in the 2002 period and $603,000 from $1,663,000 in the
2001 quarter to $1,060,000 in the 2002 quarter. Bad debt expense decreased 62%, or $587,000, from $948,000 in the 2001 period to $361,000 in the 2002 period and for the quarter, bad debt expense decreased 69%, or $484,000, from $703,000 in the 2001 quarter to $219,000 in the 2002 quarter. The 2001 bad debt expense included a write-off of $200,000 related to payments previously made to a vendor for the development of applications software. In July 2002, the Company settled its lawsuit against the vendor by agreeing to accept $230,000, which was received in July 2002 and will be recorded in the third quarter. Costs related to the conversion to Fiserv as the Company's clearing agent decreased $168,000 due to the completion of the conversion in 2001.

     For the 2002 period, the effective tax rate of 0% was lower than the expected tax rate of approximately 37% due to an increase in the tax valuation allowance to offset the benefits of the current period's operating losses and other temporary differences because management is uncertain as to their ultimate realization. For the 2001 period, the income tax benefit of 34% included a tax valuation allowance against deferred tax benefits relating to that period's option compensation charges.

Liquidity and Capital Resources

     As with most financial firms, the Company maintains a highly liquid balance sheet with 56% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. Market-making and other securities dealer activities require the Company to carry significant levels of securities inventory in order to meet customer and internal trading needs. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Cash and cash equivalents decreased during the first six months of 2002 by $839,000, to $941,000. Net cash used by operating activities was $394,000 for the 2002 period. The primary components of the decrease are the loss of $1,269,000 offset by an income tax refund of $997,000. This refund is a one-time source of cash. An increase in operating payables of $474,000 was also a source of cash. Payables increased due to an increase in legal settlem*ent accrual and due to timing of payables.

     During the first quarter of 2002, the Company filed claims for federal income tax refunds of approximately $1,000,000. These refunds were received in April 2002.

     Under a financial agreement with its clearing firm, the Company expects to receive a cash advance of $1,250,000 in November 2002, provided it is in compliance with the terms of the financial agreement, as defined. For financial reporting purposes, such advance will be deferred and amortized on a straight-line basis over the remaining term of the clearing agreement; however, the advance will be subject to federal and state income taxes in 2002. The Company received advances totaling $5,250,000 in 2000 and 2001 under the financing agreement

     Additions to capital expenditures accounted for the entire use of cash for investing activities of $125,000 during the first quarter of 2002. The Company projects $400,000 in capital expenditures over the next twelve months.

     Financing activities used cash of $320,000 in fiscal 2002. Payments of notes payable, capital leases and preferred stock dividends used $148,000, $97,000 and $50,000, respectively. A treasury stock repurchase also used $25,000. During fiscal 2001, the Company entered into two capital leases under a sale/leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and will be amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

Item 3.  Market Risk.

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

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At June 30, 2002 and December 31, 2001, the balances of the Company's equity securities positions owned and sold but not yet purchased were approximately $977,000 and $82,000 and $1,199,000 and $245,000, respectively. In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts, could potentially have a material effect on the Company's financial position.

     The Company's activities involve the execution, settlement, and financial of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms, or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Company's Annual Meeting of Shareholders on June 21, 2002, shareholders holding a majority of the voting shares approved the following:

     1) A majority of votes entitled to vote elected the following Class I Directors to serve for a term of 3 years to the Board of Directors:

                Class II         Votes Cast For    Withhold Authority to Vote
                --------         --------------    --------------------------

                Herbert Kurinsky   6,596,998                1,100
                William Kurinsky   6,597,298                1,100

     2) A majority of votes entitled to vote adopted the 2002 Incentive Stock Option Plan:

                           Votes Cast for            Votes Cast Against
                           --------------            ------------------

                           1,511,911                          577,007

     3) A majority of votes entitled to vote adopted the 2002 Non-Executive Director Stock Option Plan:

                           Votes Cast for            Votes Cast Against
                           --------------            ------------------

                           1,545,412                          543,836


Item 5.  Other Information.

     During the quarter ended June 30, 2002, the Company repurchased 100,000 shares of its common stock for $25,000 under a share repurchase program authorized in 1999.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        Exhibit 99.1 - Certification of Herbert Kurinsky

        Exhibit 99.2 - Certification of William J. Kurinsky



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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: August 14, 2002                          /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President

                                                                Exhibit 99.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
August 14, 2002

                                                                Exhibit 99.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
August 14, 2002