Form 10-Q
period 2002-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2002-11-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                           Yes X             No

     8,527,164 Common Shares, no par value, were outstanding as of November 14, 2002.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2002


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of September 30, 2002 and December 31, 2001   .........  3

     Consolidated Statements of Loss for the
       Nine Months ended September 30, 2002 and 2001 and
       Three Months ended September 30, 2002 and 2001 ...........  4

     Consolidated  Statements of Cash Flows for
       the Nine Months ended September 30, 2002 and 2001 .......   5

     Notes to Consolidated Financial Statements ................ 6-7

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ......... 8-11

     Item 3. Market Risk ......................................   11

     Item 4. Controls and Procedures ..........................   12

PART II. OTHER INFORMATION:

     Item 5.  Other Information................................   13

     Item 6.  Exhibits and Reports on Form 8-K.................   13

     Signatures ...............................................   14

     Officers' Certifications .................................15-16



                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   September 30,   December 31,
                                                                     2002              2001
                                                                  (unaudited)
                                    ASSETS

Cash and cash equivalents                                      $       223,999   $     1,779,554
Due from clearing firm                                               4,649,270         4,146,410
Trading and investment account securities                              584,199         1,199,102
Employee and broker receivables                                      1,335,101         2,105,620
Due from officers                                                      227,083           202,964
Property and equipment - net                                         1,423,225         1,631,801
Income tax refund receivable                                           -               1,069,442
Deferred income taxes - net                                            930,000           930,000
Other assets                                                           902,686         1,162,669
                                                                 --------------    --------------
     Total assets                                              $    10,275,563   $    14,227,562
                                                                 ==============    ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deferred income                                                $     4,366,511   $     4,783,333
Securities sold, but not yet purchased, at market                      103,349           245,078
Notes payable                                                           95,670           277,376
Commissions payable                                                  2,761,820         3,647,170
Accounts payable                                                       632,273           490,842
Accrued expenses                                                     1,436,585         1,434,885
Capital leases payable                                                 395,319           542,210
Other liabilities                                                       56,479           513,987
                                                                 --------------    --------------
    Total liabilities                                                9,848,006        11,934,881
                                                                 --------------    --------------


Temporary equity - stock subject to redemption                           6,500             6,500

Commitments and contingencies (See Notes)

Stockholders' equity

Preferred Stock, 4,375,000 shares authorized, $.10 par
  value, no shares issued and outstanding
  respectively; stated at liquidation value                            -                 -
Series A Convertible Preferred Stock, 625,000 shares
  authorized, $.10 par value, 331,190 and 331,190 shares
  issued and outstanding, respectively; liquidation
  preference: $1,655,590 and $1,655,590                                 33,119        33,119
Common Stock, no par value, 30,000,000 shares
  authorized, 8,522,284 and 8,622,284 shares issued,
  8,522,284 and 8,622,284 outstanding, respectively                  3,409,626         3,434,642
Additional paid-in capital                                           3,940,544         3,950,542
Accumulated deficit                                                 (6,923,893)       (5,076,055)
Less:  Deferred compensation                                           (38,339)          (56,067)
                                                                 --------------    --------------


       Total stockholders' equity                                      421,057         2,286,181
                                                                 --------------    --------------
       Total liabilities and stockholders' equity              $    10,275,563   $    14,227,562
                                                                 ==============    ==============









                               See notes to financial statements.



                                          FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF LOSS


                                                                   Nine months ended September 30,  Three months ended September 30,
                                                                     2002              2001              2002             2001
                                                                           (unaudited)                        (unaudited)

Revenues:

Commissions                                                    $    28,185,933   $    28,089,695   $    8,071,624   $     8,206,662
Principal transactions                                               5,196,757         5,542,395        1,566,174         1,540,318
Investment banking                                                     110,594         1,385,937            7,574         1,028,428
Interest and other income                                            2,870,655         2,983,974        1,093,370           905,509
                                                                 --------------    --------------    -------------    --------------

                                                                    36,363,939        38,002,001       10,738,742        11,680,917
                                                                 --------------    --------------    -------------    --------------
Expenses:

Commissions, employee compensation and benefits                     29,963,056        31,648,673        8,606,612        10,087,382
Clearing and floor brokerage                                         2,010,368         2,434,950          643,283           730,638
Communications and occupancy                                         2,340,744         2,343,288          786,546           887,274
Legal matters and related costs                                        755,973         1,654,501          116,032           877,558
Other operating expenses                                             2,985,406         3,778,643        1,063,728           920,665
Interest                                                                81,712           118,664           27,067            43,755
                                                                 --------------    --------------    -------------    --------------

                                                                    38,137,259        41,978,719       11,243,268        13,547,272
                                                                 --------------    --------------    -------------    --------------
Loss before income taxes (income tax benefit)                       (1,773,320)       (3,976,718)        (504,526)       (1,866,355)

Income taxes (income tax benefit)                                      -                (499,682)         -                 208,108
                                                                 --------------    --------------    -------------    --------------

Net loss                                                       $    (1,773,320)  $    (3,477,036)  $     (504,526)  $    (2,074,463)
                                                                 ==============    ==============    =============    ==============

Net loss applicable to common stockholders                     $    (1,847,838)  $    (3,550,181)  $     (529,365)  $    (2,099,303)
                                                                 ==============    ==============    =============    ==============

Per share of Common Stock:
   Basic and diluted                                           $         (0.22)  $         (0.41)  $        (0.06)  $         (0.24)
                                                                 ==============    ==============    =============    ==============

Number of common shares used in
   basic and diluted loss per share                                  8,560,946         8,731,099        8,525,284         8,714,904
                                                                 ==============    ==============    =============    ==============








                                                    See notes to financial statements.



                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended September 30,
                                                                     2002              2001
                                                                  (unaudited)       (unaudited)

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                    $    (1,773,320)  $    (3,477,036)
                                                                 --------------    --------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       380,457           436,302
   Amortization                                                         11,580           148,635
   Reserves and allowances                                             -                 200,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                                             (502,860)       (2,131,138)
   Trading and investment account securities                           614,903         2,877,589
   Due from officers                                                   (24,119)          (24,855)
   Employee and broker receivables                                     770,519          (439,682)
   Deferred income taxes                                               -                (510,888)
   Other assets                                                        259,983          (742,143)
   Income tax refund receivable                                      1,069,442           -
   Deferred income                                                    (416,822)         (300,000)
   Securities sold but not yet purchased                              (141,729)          (71,559)
   Commissions payable                                                   1,700         1,199,683
   Accounts payable                                                    141,433           467,385
   Accrued expenses                                                    (98,300)           43,069
   Income taxes payable                                                -                (868,675)
   Other liabilities                                                  (457,508)         (359,454)
                                                                 --------------    --------------
       Total adjustments                                               821,629           (75,731)
                                                                 --------------    --------------
       Net cash used in operating activities                          (951,691)       (3,552,767)
                                                                 --------------    --------------

Cash flows from investing activities:
   Collection of notes receivable                                      -                  18,000
   Collection of Global leases receivable                                                153,641
   Additions to property and equipment                                (171,881)         (300,432)
                                                                 --------------    --------------
       Net cash used in investing activities                          (171,881)         (128,791)
                                                                 --------------    --------------

Cash flows from financing activities:
   Payment of notes payable                                           (185,558)         (245,625)
   Payments of capital lease                                          (146,891)         (188,153)
   Proceeds from capital lease financing                               -                 606,195
   Payment toward purchase of treasury stock                           (25,016)         (143,564)
   Payments of preferred stock dividends                               (74,518)          (48,305)
                                                                 --------------    --------------
       Net cash used in financing activities                          (431,983)          (19,452)
                                                                 --------------    --------------
Net decrease in cash and cash equivalents                           (1,555,555)       (3,701,010)
Cash and cash equivalents at beginning of period                     1,779,554         3,701,010
                                                                 --------------    --------------
Cash and cash equivalents at end of period                             223,999           -
                                                                 ==============    ==============


Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:

       Interest                                                $        69,712   $       118,664
                                                                 ==============    ==============

       Income taxes                                            $    (1,113,646)  $       894,331
                                                                 ==============    ==============

Noncash financing activity:
   Property and equipment financed under capital leases        $       -         $    662,290
                                                                 ==============    ==============







                               See notes to financial statements.


                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002

NOTE 1 - MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 2002 and 2001. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the nine-month and three-month periods ended September 30, 2002, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2002.

     The Company has reclassified an insurance reimbursement reported in the Statements of Loss for the nine-months and three-months ended September 30, 2001 from Interest and Other Income to Legal Matters and Related Costs in order to conform to the presentation for the year ended December 31, 2001. There was no impact on the net loss for either period.

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

     FMSC is also a respondent in several arbitration claims arising from customer purchases of certain high yield corporate bonds which declined in market value and subsequently defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. The claimants seek aggregate compensatory damages in excess of $13,000,000 plus punitive damages and costs of approximately $9,000,000. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     FMSC is also a respondent or co-respondent in various other legal proceedings which are incidental to its securities business. FMSC is contesting these claims and believes that there are meritorious defenses in each case.

     After considering all relevant facts, management believes that significant adverse judgments against FMSC from pending arbitration claims could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of June 30, 2002, the Company has established a $1,151,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued expenses. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

     In July 2002, the Company received $230,000 from the settlement of litigation with a former software vendor. The settlement was recorded in Other Income during the current quarter.

NOTE 5 - INCOME TAXES

     The Company did not incur any income tax liabilities during the nine-month periods ended September 30, 2002 and 2001 due to operating losses. During 2001, management recognized deferred tax benefits relating to the Company's financing agreement with its clearing firm as well as expected refund claims from net operating loss carrybacks. The Company received tax refunds of approximately $1.1 million during the second and third quarters of 2002.

     As of September 30, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the current fiscal year because management is uncertain as to their ultimate realization.

NOTE 6 - EMPLOYMENT AGREEMENTS

     In August 2002, the Company entered into new three-year employment agreements with its President and Executive Vice-President. The contracts each provide for base salaries of $256,518 for the first year of the agreement, increasing at the rate of 10% per year. Each officer will also be entitled to receive a portion of a bonus pool consisting of 10% of net pre-tax profits, as defined, such bonus provision to become effective upon the Company attaining a minimum net pre-tax profit level of $500,000. The agreements also provide customary fringe benefits and severance benefits, which include a cash payment equal to three times the amount of the five-year average of the officer's gross income in the event of termination or significant change in management duties after a change in Company management, as defined.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other participants in competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002 and the Form 10-K for the year ended December 31, 2001.

Results of Operations

     The results of operations for the nine months and three months ended September 30, 2002 (the "2002 period" and the "2002 quarter," respectively) showed a decrease in revenues over the same periods in the prior year (the "2001 period" and the "2001 quarter"). The continued lack of investor confidence in the U.S. equity markets and the gloomy economic forecast have continued to negatively impact revenues, thus reducing the net cash available to cover fixed costs and overhead. However, the net loss in the 2002 period was significantly lower than the net loss in the comparable 2001 period.

     For the 2002 period, the Company reported a net loss available to common stockholders of $1,848,000, or $0.22 per basic and diluted share, as compared to the net loss available to common stockholders reported in the 2001 period, of $3,550,000, or $0.41 per basic and diluted share. For 2002 quarter, the Company reported a net loss applicable to common stockholders of $529,000, or $0.06 per basic and diluted share, as compared to a net loss applicable to common stockholders of $2,099,000, or $0.24 per basic and diluted share for the 2001 quarter.

     The  Company's  primary  source of  revenue  is  derived  from  commissions generated on agency transactions, including the sales of listed and over-the-counter securities, mutual funds and variable insurance. Overall revenues from commissions was unchanged from the 2001 period to the 2002 period. The business mix, however, was substantially different between the two periods, with increases in agency and mutual fund commissions offsetting a decrease in the insurance business, as explained below.

     Revenues from agency transactions increased $2,101,000, or 13%, from $15,692,000 in the 2001 period, to $17,793,000 in the 2002 period. As a percent of total revenues, agency revenues increased from 41% in the 2001 period, to 49% in the 2002 period.

     Revenues from mutual fund commissions also posted significant increases over 2001. Mutual fund revenues increased $944,000, from $3,619,000 in the 2001 period, to $4,563,000, in the 2002 period an increase of 26%. The increase in mutual fund commissions is primarily related to an increase in sales of three products; the 529 College Savings Plan created through new legislation in October 1999, the principal protection plans, which guarantee a return of principal if invested for five years, and bond funds which have seen large increases due to the tenuous state of the equity markets.

     Revenues from insurance commissions decreased $3,288,000, from $6,867,000 in the 2001 period, to $3,579,000 in the 2002 period. The 2001 period included commissions from the sale of certain variable annuities by one of the Company's brokers. The large commissions generated from the sale of these annuities was a one-time occurrence which was not repeated during the 2002 period. Insurance sales have since returned to historic levels.

     Revenues from principal transactions decreased $345,000, from $5,542,000 in the 2001 period, to $5,197,000 in the 2002 period. Principal transaction revenue includes gains or losses from both equity and fixed income proprietary trading, riskless principal commissions and unrealized gains or losses on inventory held in the firm's proprietary accounts. Revenues in the firm's equity proprietary accounts improved by approximately $224,000 in the 2002 period, as compared to the 2001 period, as the Company eliminated much of its market-making and trading activities in order to help reduce the related market exposure and risk inherent in these activities. The increase in revenues in these accounts was offset by a reduction in unrealized gains in the 2002 period of $117,000, down from $434,000 in the 2001 period. Overall, revenues from principal transactions in the fixed income sector were down from 2001 period levels by approximately $252,000. Revenues from corporate bonds and unit investment trusts were down due to the reduced confidence in the corporate debt and equity markets. On the other hand, revenues from municipal and government agency bonds increased as investors sought more secure, income-producing investments.

     Interest and other income decreased $113,000, from $2,984,000 in the 2001 period, to $2,871,000 in the 2002 period. This same revenue source increased $188,000, from $905,000 in the 2001 quarter, to $1,093,000 in the 2002 quarter.
Other income for the 2002 quarter includes a recovery of $230,000 related to payments previously made to a vendor for the development of applications software. This was offset by a decrease in interest income. The general decline in market value of margined securities held in customer accounts, combined with the substantial transfer of funds out of the equity markets and into safer instruments, impacted the amount of margin loan balances carried by customers. The reduction in margin debit balances adversely affected the amount of interest income the Company received from its clearing firm.

     Commissions, employee compensation and benefits decreased $1,686,000, or 5%, to $29,963,000 in the 2002 period, from $31,649,000 in the 2001 period.
Commission expense, which accounts for the largest dollar amount in this category, decreased 3%, or $647,000, from $25,201,000 in the 2001 period, to $24,554,000 in the 2002 period, primarily as a result of lower commission-based revenues. Employee compensation and benefits expense decreased $1,039,000, or 16%, from $6,448,000 in the 2001 period, to $5,409,000 in the 2002 period. This decrease was primarily due to staff and salary reductions implemented during the later part of 2001 and into 2002, and to the 2002 reversal of the discretionary 401(k) company matching accrual made in 2001.

     Commissions, employee compensation and benefits decreased $1,480,000, or 15%, to $8,607,000 in the 2002 quarter, down from $10,087,000 in the 2001 quarter. Commission expense decreased 15%, or $1,240,000, from $8,124,000 in the 2001 quarter, to $6,884,000 in the 2002 quarter. Salaries and benefits expense decreased $240,000, or 12%, from $1,963,000 in the 2001 quarter, to $1,723,000 in the 2002 quarter. The same factors affecting salary and benefits costs for the 2002 period impacted the 2002 quarter.

     Communication and occupancy expenses were essentially unchanged at $2,341,000 for the 2002 period and $2,343,000 for the 2001 period. Communication and occupancy expenses decreased $101,000, from $887,000 in the 2001 quarter, to $786,000 in the 2002 quarter due primarily to rent escalation and common area maintenance credits. The 2001 quarter included an additional $53,000 expense related to back rent charges for prior years while the 2002 quarter included a credit of $32,000 for 2001 rent adjustments.

     Legal matters and related costs decreased $898,000, from $1,654,000 in the 2001 period, to $756,000 in the 2002 period, a 54% decrease. The 2002 expense includes approximately $156,000 of additional reserves for legal settlements, with the balance related to the cost of counsel fees and other defense costs.

     FMSC is a respondent in two NASD arbitrations seeking rescissionary damages of approximately $9.5 million in one case and unspecified damages in the other. Both claims also seek statutory interest and punitive damages. Claimants in these cases have asserted substantially similar claims relating to alleged violations of various provisions of federal and state securities laws. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     FMSC is also a respondent in several arbitration claims arising from customer purchases of certain high yield corporate bonds which declined in market value and subsequently defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. Aggregate damages sought by the claimants are in excess of $13 million, plus punitive damages and costs of approximately $9 million. FMSC believes that there are meritorious defenses in each case, and that actual damages, if any, will be substantially below the alleged amounts.

     After considering all relevant facts, management believes that significant adverse judgments against FMSC from pending arbitration claims could have a material impact on the Company's financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate. As of September 30, 2002, the Company has established a $1,151,000 reserve for litigation costs that are probable and can be reasonably estimated. The reserve is included in accrued expenses. Management cannot give assurance that this reserve will be adequate to absorb actual costs that are subsequently incurred.

     Other operating expenses decreased $794,000, from $3,779,000 in the 2001 period, to $2,985,000 in the 2002 period. For the 2002 quarter, expenses increased $143,000, from $921,000 in the 2001 quarter, to $1,064,000 in the 2002 quarter. Bad debt expense decreased 45%, or $519,000, from $1,160,000 in the 2001 period, to $641,000 in the 2002 period. For the 2002 quarter, bad debt expense increased 32%, or $68,000, from $212,000 in the 2001 quarter, to $280,000 in the 2002 quarter. Bad debt expense in the 2001 period included a write-off of $200,000 related to payments previously made to a vendor for the development of applications software. In July 2002, the Company settled its lawsuit against the vendor and received a payment of $230,000, which is reflected in interest and other income. Costs related to the conversion to Fiserv as the Company's clearing agent decreased $174,000 in the 2002 period due to the completion of the conversion in the 2001 period. Consulting costs increased $183,000, from $298,000 in the 2001 period, to $481,000 in the 2002 period, primarily due to the increased use of consultants and temporary staffing. Advertising expense increased $57,000, from $38,000 in the 2001 quarter, to $95,000 in the 2002 quarter due to the launching of a print campaign in trade journals to attract more affiliate registered representatives.

     The Company did not incur any income tax liabilities during the nine-month periods ended September 30, 2002 and 2001 due to operating losses. During 2001, management recognized deferred tax benefits relating to the Company's financing agreement with its clearing firm as well as expected refund claims from net operating loss carrybacks. The Company received tax refunds of approximately $1.1 million during the second and third quarters of 2002.

     As of September 30, 2002, the Company has increased its tax valuation allowance to offset the deferred tax benefits of net operating losses and other temporary differences arising during the current fiscal year because management is uncertain as to their ultimate realization.

Liquidity and Capital Resources

     As with most financial firms, the Company maintains a highly liquid balance sheet with 53% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Cash and cash equivalents decreased during the first nine months of 2002 by $1,556,000, to $224,000. Net cash used in operating activities was $952,000 for the 2002 period. The primary components of the decrease are the loss of $1,773,000, offset by income tax refunds of $1,069,000. These refunds are a one-time source of cash.

     Under a financial agreement with its clearing firm, the Company expects to receive a cash advance of $1,250,000 in November 2002, provided it is in compliance with the terms of the financial agreement, as defined. For financial reporting purposes, such advance will be deferred and amortized on a straight-line basis over the remaining term of the clearing agreement; however, the advance will be subject to federal and state income taxes in 2002. The Company previously received advances in 2000 and 2001 totaling $5,250,000 under the financing agreement.

     Additions to capital expenditures accounted for the entire use of cash for investing activities of $172,000 during the 2002 period. The Company projects $200,000 in capital expenditures over the next twelve months.

     Financing activities used cash of $432,000 in the 2002 period. Payments of notes payable, capital leases and preferred stock dividends accounted for $185,000, $147,000 and $75,000, respectively. Share repurchases under a stock buyback program also used $25,000. During fiscal 2001, the Company entered into two capital leases under a sale-leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and is being amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements" as well as SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial statements.

Item 3.           Market Risk.

     Certain of the Company's business activities expose it to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments held by the company as investment and for trading purposes.

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. The Company has significantly curtailed its market-making activities during the current fiscal year. At September 30, 2002 and December 31, 2001, the balances of the Company's securities positions owned and sold but not yet purchased were approximately $584,000 and $96,000 and $1,199,000 and $245,000, respectively. In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on the Company's financial position.

     The Company's activities involve the execution of various financial transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms, or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

New Employment Agreements

     In August 2002, the Company entered into new three-year employment agreements with its President and Executive Vice-President. The contracts each provide for base salaries of $256,518 for the first year of the agreement, increasing at the rate of 10% per year. Each officer will also be entitled to receive a portion of a bonus pool consisting of 10% of net pre-tax profits, as defined, such bonus provision to become effective upon the Company attaining a minimum net pre-tax profit level of $500,000. The agreements also provide customary fringe benefits and severance benefits, which include a cash payment equal to three times the amount of the five-year average of the officer's gross income in the event of termination or significant change in management duties after a change in Company management, as defined.

Item 6.           Exhibits and Reports on Form 8-K.

                           (a)  Exhibits

                           Employment Agreement of Herbert Kurinsky.

                           Employment Agreement of William J. Kurinsky.

                           Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)



Dated: November 14, 2002                /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 CERTIFICATIONS

     I, Herbert Kurinsky, Chief Executive Officer of First Montauk Financial Corp. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002



/s/ Herbert Kurinsky
-------------------------------------------
Herbert Kurinsky, Chief Executive Officer
First Montauk Financial Corp.

                                 CERTIFICATIONS

     I, William J. Kurinsky, Chief Financial Officer of First Montauk Financial Corp. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002



/s/ William J. Kurinsky
---------------------------------------------
William J. Kurinsky, Chief Financial Officer
First Montauk Financial Corp.

                              EMPLOYMENT AGREEMENT


     AGREEMENT made as of the 21st day of August, 2002, by and between Herbert Kurinsky, residing at 13 Waterview, Unit 13, Long Branch, New Jersey 07740 (hereinafter referred to as the "Employee") and First Montauk Financial Corp., a New Jersey corporation with principal offices Parkway 109, Red Bank, New Jersey 07701 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company, through its wholly owned subsidiary First Montauk Securities Corp, is engaged in the investment banking and general securities business as a registered broker-dealer; and

     WHEREAS, the Company desires to employ and secure for the Company, the experience, ability and services of Employee; and

     WHEREAS, the Employee desires to continue his present employment with the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I

                                   EMPLOYMENT

     1.1 Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as Chairman of the Board and President. In this capacity, Employee will report to the Board of Directors.

                                   ARTICLE II

                                     DUTIES

     2.1 The Employee shall, during the term of his employment with the Company, perform such services and duties of an executive nature in connection with the business, affairs and operations of the Company, and its subsidiaries, as may be reasonably and in good faith assigned or delegated to him from time to time by or under the authority of the Board of Directors of the Company and consistent with the position of President.

     2.2 The Employee agrees to use his best efforts in the promotion and advancement of the Company and its welfare and business. Employee agrees to devote his primary professional time to the business of the Company as Employee deems reasonably necessary; provided, however, that the Company acknowledges that Employee shall be entitled to pursue unrelated personal business ventures that do not materially conflict with the performance of Employee's duties to the Company.

     2.3 Employee shall be based in the Red Bank New Jersey area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

     3.1 Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $256,218 per annum and increasing 10% per annum on the 1st day of each January during the period this Agreement shall be in effect (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary").

     3.2 Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each June 30 based upon the prior fiscal year end and shall consist of a portion of a bonus pool which shall be equal to ten (10%) percent of the net pre-tax profit of the Company as determined by the Company's independent auditors, no later than 90 days following the end of the Company's fiscal year, without giving effect to loss carryforwards or non-cash items, and giving effect to and including revenues received by the Company during the fiscal year and which revenues may have otherwise been excluded in computing net pre-tax profit by reason of any revenue recognition rules otherwise utilized in the application of generally accepted accounting principles, and excluding any expense deduction attributed to such Bonus paid to William J. Kurinsky (the "Net Pre-Tax Profit"); provided that, in the event the Net Pre-Tax Profit of the Company for any fiscal year is less than $500,000, no bonus shall be paid by the Company to the Employee pursuant to this subparagraph 3.2. Such determination, for Bonus purposes only, shall be made in accordance with generally accepted accounting principles, as modified by these resolutions.

     3.3 Employee may receive such other additional compensation as may be determined from time to time by the Board of Directors. Nothing herein shall be deemed or construed to require the Board to award any bonus or additional compensation.

     3.4 Employee shall be eligible to purchase from the Company, at Employees sole discretion, a portion of a bonus pool which shall consist of up to 20% of all underwriters and/or placement agent warrants and/or options granted to First Montauk Securities Corp., upon the same price, terms and conditions afforded to First Montauk Securities Corp. in connection with its service as an underwriter and/or placement agent for any and all public or private offerings of securities on behalf of issuers.

     3.5 The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

     3.6 Employee shall also be entitled to receive brokerage commissions on in accordance with the commission schedule in effect for other non-affiliate brokers employed by the Company.

                                   ARTICLE IV

                                    BENEFITS

     4.1 During the term hereof, (i) the Company shall provide Employee with health insurance benefits and major medical insurance; (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company; (iii) the Company shall provide the Employee with an automobile suitable for his position, equipped with a mobile telephone, or at Employee's option, an appropriate automobile allowance, and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.


     4.2 In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     4.3 For each year of the term hereof, Employee shall be entitled to four weeks paid vacation.

                                    ARTICLE V

                                 NON-DISCLOSURE

     5.1 The Employee shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, research, services or products, and information relating to any client or account of the Company (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by his as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, clients, accounts, service or product information of the Company. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common law of the state of New Jersey relating to trade secrets and confidential information.

                                   ARTICLE VI

                              RESTRICTIVE COVENANT

     6.1 In the event of the voluntary termination of employment with the Company, except for Good Reason as defined in Section 19.10, or Employee's discharge for Cause, as defined in Section 9.4 hereof, Employee agrees that he will not (i) for a period of one (1) year from the date of termination, directly or indirectly solicit brokers or employees of the Company, or any sister or subsidiary of the Company for employment with any other entity, or (ii) during the term and for a period of one (1) year from the date of termination or discharge, solicit or accept any corporate finance client relating to a transaction involving a public offering, private placement, or merger and acquisition advisory services, or research project which was already pending and in existence at the time of Employee's termination or discharge, or which was being negotiated at the time of Employee's termination or discharge.

     6.2 If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII

                                      TERM

     7.1 This Agreement shall be for a term commencing on the date first set forth above and terminating December 31, 2005 unless sooner terminated pursuant to the terms hereof, and renewable as provided for herein, for one additional period of one year. The Company agrees to notify Employee in writing of its intent to negotiate an extension of this Agreement six months prior to the expiration of the original term hereof. If the Company fails to so notify Employee, or after having timely notified Employee of its intention to extend, fails to reach agreement with Employee on the terms of such extension, this agreement shall be renewable, at the option of the Employee, for an additional period of one year from the expiration of the original term, except that the Employee's base salary shall be increased 10% above the prior year, and Employee shall be entitled to stock options equivalent to one-third of the options granted during the initial term of this agreement on comparable terms and conditions. If the Company elects not to seek to negotiate an extension and has so timely notified Employee, then the Company shall pay Employee, upon the expiration of the original term of this Agreement, a severance benefit equal to the aggregate amount of Employee's then prevailing annual Base Salary and Bonus payable in 12 equal monthly installments commencing on the original expiration date of this Agreement.


                                  ARTICLE VIII

                                   TERMINATION

          8.1     The Company may terminate this Agreement:

     (A) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

     (B) Upon written notice from the Company to the Employee, if Employee becomes totally Disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of one hundred eighty (180) consecutive days.

     (C) Upon written notice from the Company to the Employee, for Cause.

     8.2 Any termination of Employee's employment and this Employment Agreement by the Company for the reasons set forth in Section 8.1, above, or by the Employee, shall be made by service of a Notice of Termination in accordance with
Article XIV and Section 19.12. No such purported termination shall be effective without service of a Notice of Termination.


                                   ARTICLE IX

                             SEVERANCE COMPENSATION

     The Company's Board of Directors has determined that it is appropriate to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Employee, to their assigned duties without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Company.

     This Article IX sets forth the severance compensation which the Company agrees it will pay to the Employee if the Employee's employment with the Company terminates under one of the circumstances described herein. This Article IX shall survive any termination of the this Employment Agreement for a period one year; provided, however, that commencing on the one year anniversary of any termination of this Employment Agreement, and each anniversary date thereafter, the term of this Article IX shall automatically be extended for one (1) year, unless either the Company or the Employee shall have given written notice to the other, at least one hundred eighty (180) days prior thereto, that the term of this Article IX shall not be so extended; and provided, further, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control which occurs during the term of this Agreement.

         9.1      Compensation upon Termination

     (a) If the Employee's employment with the Company shall be terminated, in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (i) if the Employee was terminated by the Company for Cause, the Accrued Compensation; or

     (ii) if the Employee was terminated by the Company for Disability, the Accrued Compensation, a Pro Rata Bonus, the Severance Payment and the Continuation Benefits, less all disability insurance payments which Employee may receive from insurance policies provided by the Company; or

     (iii) if termination was due to the Employee's death, the Accrued Compensation and a Pro Rata Bonus; or

     (iv) if termination was by the Employee other than for Good Reason, the Company shall pay to the Employee the Accrued Compensation.

     (b) If the Employee 's employment with the Company shall be terminated for any reason other than as specified in Section 9.1(a), in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay/and or provide to the Employee each and all of the following compensation and benefits:

                  (i)      all Accrued Compensation;

                  (ii)     a Pro-Rata Bonus;

     (iii) the Employee 's Base Amount, in accordance with the regular payroll schedule of the Employee, commencing on the first regular payroll payment date after the Termination Date and thereafter until the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (iv) a bonus payment equal to one-twelfth (1/12) of the Bonus Amount payable monthly commencing on the one month anniversary of the Termination Date, and monthly thereafter until the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date;

                  (v)      the Severance Payment;

                  (vi)     the Continuation Benefits;

     (vii) Any Gross Up Payments to which the Employee would have been entitled from the Termination Date to the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date; and

                  (viii)   the Outplacement Services.

     (c) In the event the Employee's employment is terminated for any reason other than as specified in Sections 9.1(a) and 9.1(b), the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     (d) The amounts payable under Sections 9.1(a) and 9.1(b), shall be paid as follows:

     (i) Accrued Compensation shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     (ii) The Pro-Rata Bonus shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (iii) If the Continuation Benefits are paid in cash, the payments shall be made monthly during the period the Continuation Benefits are provided as follows:

     (A) the initial payment shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law); and

     (B) each remaining payment shall be paid on the twentieth (20) day of the month preceding the month for which the Continuation Benefits are being provided.

     (iii) The Severance Payment shall be payable on the first day of each of the first twelve months following the Termination Date, and shall commence on the first day of the month following the Termination Date.

     (iv) The amounts provided for in Sections 9.1(b)(iii) and (iv) shall be payable as set forth in those Sections.

     (e) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment except as limited by the Continuation Benefits.

         9.2      Change of Control

     (a) If, during the term of this Agreement, there occurs a Change of Control and Employee's employment is subsequently terminated other than for Cause, death or Disability or if Employee terminates his employment for Good Reason, in addition to the benefits provided elsewhere in this Agreement, including in this
Article IX, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (i) The Company shall pay the Employee as additional severance, in a single payment, an amount in cash equal to three times the amount of the five year average of the gross income of the Employee, as reported by the Company for federal income tax purposes or, at the option of the Employee, credit such amount against the exercise price of Employee's employee stock options.

     (ii) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     (b) Notwithstanding the provisions of Section 9.1 to the contrary, in the event the Employee 's employment is terminated for any reason within twenty-four
(24) months of a Change of Control, the amounts provided for in Sections 9.1(a) 9.2(b), including the Continuation Benefits, if the Continuation Benefits are paid in cash, shall be paid in a single lump sum cash payment within five (5) business days after the Employee 's Termination Date (or earlier, if required by applicable law).

     (c) In the event of a Change of Control as described in Section 19.5 (c), the Company shall provide thirty (30) days prior written notice to the Employee of the anticipated closing date of such Change of Control transaction. If the Employee provides notice in writing to the Company, at least five (5) days prior to the closing date specified in the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective on the closing date, there shall be paid to the Employee in a single lump sum, cash payment simultaneously with the closing of such Change of Control transaction, the amounts provided for in Sections 9.1(a) and 9.1(b), including the Continuation Benefits, if the Continuation Benefits are paid in cash. Upon the closing of such Change of Control Transaction and the payments of the amounts due Employee under this Agreement, Employee 's employment, and the Employment Agreement shall be deemed terminated for Good Reason.

         9.3      Excise Tax Gross-up Payment

     (a) The Company and the Employee acknowledge that the payments and benefits provided under this Agreement, and benefits provided to, or for the benefit of, the Employee under other Company plans and agreements (such payments or benefits are collectively referred to as the "Payments") are subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Payments, the Company shall pay to the Employee within five (5) business days of Payment subject to the Excise, a gross up payment (the "Gross Up Payment") equal to the amount which, after the deduction of any applicable Federal, State and Local income taxes attributable to the Gross Up Payment, is equal to the Excise Tax including the Excise Tax attributable to the Gross Up Payment.

     (b) The Company shall pay to the applicable government taxing authorities, as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

     (c) If it is established pursuant to a determination of a court, or an Internal Revenue Service (the "IRS") decision, action or proceeding, that there has been an underpayment of the Excise Tax (an "Underpayment"), the Company shall to the Employee within thirty (30) days of such determination or resolution, the amount which, after the deduction of any applicable federal, state and local income taxes attributable to the Gross Up Payment, is equal to the Underpayment, plus applicable interest and penalties until the date of payment.

     (d) The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to non-payment of Excise Tax, including the amount of such tax and any and all costs, interest, expenses, penalties associated with the non-payment of such tax to the fullest extent permitted by law.

     9.4 No Effect on Other Contractual Rights; Non-Exclusivity; Settlement of Claims.

     (a) The provisions of this Article IX, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Employee's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

     (b) Nothing in this Agreement shall prevent or limit the Employee's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Employee may qualify, nor shall anything herein limit or reduce such rights as the Employee may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     (c) The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Employee or others.

     9.5 Legal Fees and Expenses. The Company shall pay all reasonable legal fees and related expenses (including the costs of arbitrators, experts, evidence and counsel) incurred by, the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) in violation of this Agreement, (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement.

                                    ARTICLE X

                            SUCCESSOR TO THE COMPANY

     10.1 The provisions of this Agreement shall be binding upon and shall inure to the benefit of the Company, and its Successors and Assigns, and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

     10.2 Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Employee, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal representative.

     10.3 In the event that a division of the Company (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to or in connection with a Change in Control and the Employee is offered employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform, the Company's obligations under this Agreement, in the same manner, and to the same extent, that the Company would be required to perform if no such acquisition or purchase had taken place.

                                   ARTICLE XI

                         TERMINATION OF PRIOR AGREEMENTS

     11.1 This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XII

                                   ARBITRATION

     12.1 Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a panel arbitrators in accordance with the rules of the National Association of Securities Dealers (the "NASD"). Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                  ARTICLE XIII

                                  SEVERABILITY

     13.1 If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XIV

                                     NOTICE

     14.1 All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, as follows:

          IF TO THE COMPANY:

          First Montauk Financial Corp.
          Parkway 109 Office Center
          328 Newman Springs Road
          Red Bank, New Jersey 07701

          IF TO THE EMPLOYEE:

          Herbert Kurinsky
          13 Waterview, Unit 13
          Long Branch, New Jersey 07740

or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XV

                                     WAIVER

     15.1 The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI

                                  GOVERNING LAW

     16.1 This Agreement has been negotiated and executed in the State of New Jersey, and New Jersey law shall govern its construction and validity. Any action brought by any party to this Agreement to enforce any decision of an arbitrator made as contemplated in Section XII above shall be brought and maintained in a court of competent jurisdiction in the State of New Jersey.

                                  ARTICLE XVII

                                  JURISDICTION

     17.1 Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought before an arbitration panel, or if otherwise permissible under the terms of this agreement, a court, having a situs within the State of New Jersey, and Employee hereby consents to the jurisdiction of any tribunal or local, state or federal court located within the State of New Jersey.

                                  ARTICLE XVIII

                                ENTIRE AGREEMENT

     18.1 This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                                   ARTICLE XIX

                               CERTAIN DEFINITIONS

     For the purposes of this Agreement, the following terms shall have the meanings as set forth herein:

     19.1 ACCRUED COMPENSATION. "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as defined below) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for business expenses incurred by the Executive on behalf of the Company, pursuant to the Company's expense reimbursement policy in effect at such time, (iii) car allowance, (iv) discretionary time and vacation pay, (v) Gross Up Payments, and (vi) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as defined below)).

     19.2 BASE AMOUNT. "Base Amount" shall mean the greater of the Employee's annual base compensation (a) at the rate in effect on the Termination Date or
(b) at the highest rate in effect at any time during the ninety (90) day period prior to the Termination Date or a Change in Control, and shall include all amounts of his base compensation that are reported as income; provided however, Base Amount shall not include the Bonus Amount or any other payment contingent on performance.

     19.3 BONUS AMOUNT. "Bonus Amount" shall mean the greater of the most recent annual bonus paid or payable to the Employee, or, if greater, the annual bonus paid or payable for the full fiscal year ended prior to the fiscal year during which a Termination Date or a Change in Control occurred.

     19.4 CAUSE. "Cause" shall mean if the Employee has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Employee (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Employee 's incapacity due to physical or mental illness or from the assignment of duties that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform; (b) intentionally and continually failed substantially to follow or perform the lawful directives of the Chairman of the Board of Directors (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the establishment of directives that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after written notice of demand for compliance or substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform or comply; or (c) if the Employee is convicted of a felony, or the final adjudication by any federal or state judicial or regulatory authority or any action or proceeding arising out of the violation of any material securities law, rule or regulation where such action by proceeding resulted in Employee being a statutorily disqualified person as that term is defined in Section 3(a)(39) of the Security and Exchange Act of 1934. No act, nor failure to act, on the Employee's part, shall be considered "intentional," unless the Employee has acted, or failed to act, with a lack of good faith or with a lack of reasonable belief that the Employee 's action or failure to act was in the best interest of the Company.

     19.5 CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

     (a) (i) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of twenty percent (20%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, that in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as defined below) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"), or (2) the Company or any Subsidiary.

     (ii) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because a Person (the "Subject Person") gained Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered and defined as a member of the Incumbent Board; and provided, further, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

     (c) Approval by stockholders of the Company of:

     (1) A merger, consolidation or reorganization involving the Company, unless

     (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty-five percent (85%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

     (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

     (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary) has Beneficial Ownership of twenty percent (20%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, a transaction described in clauses (i) through (iii) shall herein be referred to as a "Non-Control Transaction"; or

     (2) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person, other than a transfer to a Subsidiary, in one transaction or a series of related transactions.

     (3) The stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company.

     (d) Notwithstanding anything contained in this Agreement to the contrary, if the Employee 's employment is terminated prior to a Change in Control and the Employee reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control, then for all purposes of this Agreement, the date of a Change in Control with respect to the Employee shall mean the date immediately prior to the date of such termination of the Employee 's employment.

     19.6 COMPANY. For purposes of this Agreement, "Company" shall mean First Montauk Financial Corp. and shall include its "Successors and Assigns" (as defined below).

     19.7 CONTINUATION BENEFITS. "Continuation Benefits" shall be the continuation for a period of twenty-four (24) months from the Termination Date (the "Continuation Period") at the Company's expense on behalf of the Employee and his dependents and beneficiaries, of the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Employee at any time during the ninety (90) day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided during the Continuation Period shall be no less favorable to the Employee, and his dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that if the Employee obtains any such benefits pursuant to a subsequent employer's benefit plans, the Company may reduce the coverage of any benefits it is required to provide the Employee hereunder as long as the aggregate  coverages  and  benefits  of the  combined  benefit  plans is no less favorable to the Employee than the coverages and benefits required to be provided hereunder. In the event any amounts attributable to these Continuation Benefits are includible in the gross income of the Employee for federal income tax purposes, the Company shall, in addition to the benefits set forth above, pay the Employee a Gross Up Payment on the amount so includible in Employee's gross income. Notwithstanding the foregoing, in lieu of providing the foregoing benefits, the Company may pay the Employee an amount equal to the cost to the Employee of obtaining comparable Continuation Benefits plus a Gross Up Payment with respect to such amount. This definition of Continuation Benefits shall not be interpreted so as to limit any benefits to which the Employee, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Employee 's termination of employment, including, without limitation, retiree medical and life insurance benefits.

     19.8 DISABILITY. A physical or mental infirmity which impairs the Employee's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days, and the Employee has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as defined below).

     19.9 EMPLOYMENT AGREEMENT. This Employment Agreement dated August 21, 2002, between the Company and the Employee, as same shall be modified, amended, supplemented, renewed or replaced.

     19.10 GOOD REASON. (a) "Good Reason" shall mean:

     (i) the occurrence of a Change in Control;

     (ii) a change in the Employee 's status, title, position or responsibilities (including reporting responsibilities) which, in the Employee 's reasonable judgment, represents an adverse change from his status, title, position or responsibilities; the assignment to the Employee of any duties or responsibilities which, in the Employee's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the Employee from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Employee other than for Good Reason;

     (iii) a reduction in the Employee's base salary or any failure to pay the Employee any compensation or benefits to which he or she is entitled within five
(5) days of the date due;

     (iv) the Company's requiring the Employee to be based at any place outside a 30-mile radius from Red Bank, New Jersey, except for reasonably required travel on the Company's business which is not materially greater than such travel generally required for such Employee;

     (v) the failure by the Company to continue in effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the Employee was participating, unless such plan is replaced with a plan that provides at least substantially equivalent compensation or benefits to the Employee;

     (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within sixty (60) days;

     (vii) any material breach by the Company of any provision of this Agreement which is not cured within thirty (30) days after notice to the Company by the Employee specifying the breach;

     (viii) any purported termination of the Employee's employment for Cause by the Company which is inconsistent with the terms of Section 19.4; or

     (ix) the failure of the Company to obtain an agreement, satisfactory to the Employee, from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 10.3 hereof; or

     (b) The Employee's right to terminate his employment for Good Reason shall not be affected by his incapacity due to physical or mental illness.

     19.11 GROSS UP PAYMENT. With respect to any amount includible in the Employee's gross income for federal income tax purposes (the "Taxable Benefit"), an amount in cash equal to (i) the product of the Highest Marginal Income Tax Rate and the Taxable Benefit, (ii) divided by one minus the Highest Marginal Income Tax Rate. The Highest Marginal Income Tax Rate shall mean the sum of the highest marginal combined local, state and federal personal income tax rates (including tax rates associated with any state unemployment compensation tax, any tax imposed under the Federal Insurance Contributions Act, any excise tax or surtax, and any other tax on income based on the Company's employment of the Employee), as in effect for the calendar year in which the Taxable Benefit is includible in the gross income of the Employee for federal income tax purposes, provided that in determining such tax rate, the highest marginal state and local income tax rates shall be reduced by such number of percentage points as will reflect the tax benefit obtained by the Employee in connection with his deduction of state and local income taxes for federal income tax purposes attributable to the Gross Up Payment. The Gross Up Payment shall be paid within ten (10) days of the payment or realization for federal income tax purposes of the Taxable Benefit.

     19.12 NOTICE OF TERMINATION. "Notice of Termination" shall mean a written notice from the Company of termination of the Employee 's employment which indicates the specific termination provision in this Agreement relied upon, if any, and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee 's employment under the provision so indicated.

     19.13  OUTPLACEMENT  SERVICES.   "Outplacement  Services"  shall  mean  all
reasonable costs and expenses associated with the engagement of an executive outplacement firm to assist the Employee in securing new employment.

     19.14 PRO RATA BONUS. "Pro Rata Bonus" shall mean an amount equal to the greater of (i) the Bonus Amount or (ii) an amount equal to the bonus objective or target established by the Board for the Employee for the fiscal year in which the termination occurs multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     19.15 RESTRICTIVE COVENANT. "Restrictive Covenant" shall mean a reasonable restriction, not to exceed three years in duration, on the Employee to engage in conduct competitive with a business, subsidiary or division of the Company.

     19.16 SEVERANCE PAYMENT. "Severance Payment" shall mean a lump sum cash payment equal to twelve (12) months Base Amount.

     19.17 SUCCESSORS AND ASSIGNS. "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     19.18 TERMINATION DATE. "Termination Date" shall mean in the case of the Employee 's death, his date of death, in the case of Good Reason, the last day of his employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Employee 's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Employee, and provided further that in the case of Disability, the Employee shall not have returned to the full-time performance of his duties during such period of at least 30 days.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

(Corporate Seal)                             FIRST MONTAUK FINANCIAL CORP.


                                              /s/ William Kurinsky
                                           By:---------------------------------
                                              William Kurinsky



/s/ Herbert Kurinsky
-------------------------------
Herbert Kurinsky (Employee)

                              EMPLOYMENT AGREEMENT


     AGREEMENT made as of the 21st day of August,  2002, by and between  William
J. Kurinsky, residing at 4 Cotswold Circle, Ocean, New Jersey 07712 (hereinafter referred to as the "Employee") and First Montauk Financial Corp., a New Jersey corporation with principal offices Parkway 109, Red Bank, New Jersey 07701 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company, through its wholly owned subsidiary First Montauk Securities Corp, is engaged in the investment banking and general securities business as a registered broker-dealer; and

     WHEREAS, the Company desires to employ and secure for the Company, the experience, ability and services of Employee; and

     WHEREAS, the Employee desires to continue his present employment with the Company, pursuant to the terms and conditions herein set forth, superseding all prior agreements between the Company, its subsidiaries and/or predecessors and Employee;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I

                                   EMPLOYMENT

     1.1 Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as member of the Board of Directors, Vice-President, Secretary and Treasurer. In this capacity, Employee will report to the Board of Directors.

                                   ARTICLE II

                                     DUTIES

     2.1 The Employee shall, during the term of his employment with the Company, perform such services and duties of an executive nature in connection with the business, affairs and operations of the Company, and its subsidiaries, as may be reasonably and in good faith assigned or delegated to him from time to time by or under the authority of the Board of Directors and the President of the Company and consistent with the position of Vice-President.

     2.2 The Employee agrees to use his best efforts in the promotion and advancement of the Company and its welfare and business. Employee agrees to devote his primary professional time to the business of the Company as Employee deems reasonably necessary; provided, however, that the Company acknowledges that Employee shall be entitled to pursue unrelated personal business ventures that do not materially conflict with the performance of Employee's duties to the Company.

     2.3 Employee shall be based in the Red Bank New Jersey area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE III

                                  COMPENSATION

     3.1 Commencing with the commencement date hereof, the Company shall pay to Employee a salary at the rate of $256,218 per annum and increasing 10% per annum on the 1st day of each January during the period this Agreement shall be in effect (payable in equal weekly installments or pursuant to such regular pay periods adopted by the Company) (the "Base Salary").

     3.2 Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each June 30 based upon the prior fiscal year end and shall consist of a portion of a bonus pool which shall be equal to ten (10%) percent of the net pre-tax profit of the Company as determined by the Company's independent auditors, no later than 90 days following the end of the Company's fiscal year without giving effect to loss carryforwards or non-cash items and giving effect to and including revenues received by the Company during the fiscal year and which revenues may have otherwise been excluded in computing net pre-tax profit by reason of any revenue recognition rules otherwise utilized in the application of generally accepted accounting principles, and excluding any expense deduction attributed to such Bonus paid to Herbert Kurinsky (the "Net
Pre-Tax Profit"); provided that, in the event the Net Pre-Tax Profit of the Company for any fiscal year is less than $500,000, no bonus shall be paid by the Company to the Employee pursuant to this subparagraph 3.2. Such determination, for Bonus purposes only, shall be made in accordance with generally accepted accounting principles, as modified by these resolutions.

     3.3 Employee may receive such other additional compensation as may be determined from time to time by the Board of Directors. Nothing herein shall be deemed or construed to require the Board to award any bonus or additional compensation.

     3.4 Employee shall be eligible to purchase from the Company, at Employees sole discretion, a portion of a bonus pool which shall consist of up to 20% of all underwriters and/or placement agent warrants and/or options granted to First Montauk Securities Corp., upon the same price, terms and conditions afforded to First Montauk Securities Corp. in connection with its service as an underwriter and/or placement agent for any and all public or private offerings of securities on behalf of issuers.

     3.5 The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

     3.6 Employee shall also be entitled to receive brokerage commissions on in accordance with the commission schedule in effect for other non-affiliate brokers employed by the Company.


                                   ARTICLE IV

                                    BENEFITS

     4.1 During the term hereof, (i) the Company shall provide Employee with health insurance benefits and major medical insurance; (ii) Employee shall be reimbursed by the Company upon presentation of appropriate vouchers for all business expenses incurred by the Employee on behalf of the Company; (iii) the Company shall provide the Employee with an automobile suitable for his position, equipped with a mobile telephone, or at Employee's option, an appropriate automobile allowance, and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

     4.2 In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     4.3 For each year of the term hereof, Employee shall be entitled to four weeks paid vacation.

                                    ARTICLE V

                                 NON-DISCLOSURE

     5.1 The Employee shall not, at any time during or after the termination of his employment hereunder except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, research, services or products, and information relating to any client or account of the Company (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry, concerning the business, finances, methods, operations, clients, accounts, service or product information of the Company. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. The foregoing is intended to be confirmatory of the common law of the state of New Jersey relating to trade secrets and confidential information.


                                   ARTICLE VI

                              RESTRICTIVE COVENANT

     6.1 In the event of the voluntary termination of employment with the Company, except for Good Reason as defined in Section 19.10, or Employee's discharge for Cause, as defined in Section 19.4 hereof, Employee agrees that he will not (i) for a period of one (1) year from the date of termination, directly or indirectly solicit brokers or employees of the Company, or any sister or subsidiary of the Company for employment with any other entity, or (ii) during the term and for a period of one (1) year from the date of termination or discharge, solicit or accept any corporate finance client relating to a transaction involving a public offering, private placement, or merger and acquisition advisory services, or research project which was already pending and in existence at the time of Employee's termination or discharge, or which was being negotiated at the time of Employee's termination or discharge.

     6.2 If any court shall hold that the duration of non-competition or any other restriction contained in this paragraph is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or in the alternative such judicially substituted term may be substituted therefor.

                                   ARTICLE VII

                                      TERM

     7.1 This Agreement shall be for a term commencing on the date first set forth above and terminating December 31, 2005, unless sooner terminated pursuant to the terms hereof, and renewable as provided for herein, for one additional period of one year. The Company agrees to notify Employee in writing of its intent to negotiate an extension of this Agreement six months prior to the expiration of the original term hereof. If the Company fails to so notify Employee, or after having timely notified Employee of its intention to extend, fails to reach agreement with Employee on the terms of such extension, this agreement shall be renewable, at the option of the Employee, for an additional period of one year from the expiration of the original term, except that the Employee's base salary shall be increased 10% above the prior year, and Employee shall be entitled to stock options equivalent to one-third of the options granted during the initial term of this agreement on comparable terms and conditions. If the Company elects not to seek to negotiate an extension and has so timely notified Employee, then the Company shall pay Employee, upon the expiration of the original term of this Agreement, a severance benefit equal to the aggregate amount of Employee's then prevailing annual Base Salary and Bonus payable in 12 equal monthly installments commencing on the original expiration date of this Agreement.


                                  ARTICLE VIII

                                   TERMINATION

          8.1     The Company may terminate this Agreement:

     (A) Upon the death of Employee during the term hereof, except that the Employee's legal representatives, successors, assigns and heirs shall have those rights and interests as otherwise provided in this Agreement, including the right to receive accrued but unpaid bonus compensation, if any.

     (B) Upon written notice from the Company to the Employee, if Employee becomes totally Disabled and as a result of such total disability, has been prevented from and unable to perform all of his duties hereunder for a consecutive period of one hundred eighty (180) consecutive days.

     (C) Upon written notice from the Company to the Employee, for Cause.

     8.2 Any termination of Employee's employment and this Employment Agreement by the Company for the reasons set forth in Section 8.1, above, or by the Employee, shall be made by service of a Notice of Termination in accordance with
Article XIV and Section 19.12. No such purported termination shall be effective without service of a Notice of Termination

                                   ARTICLE IX

                             SEVERANCE COMPENSATION

     The Company's Board of Directors has determined that it is appropriate to reinforce and encourage the continued attention and dedication of members of the Company's management, including the Employee, to their assigned duties without distraction in potentially disturbing circumstances arising from the possibility of a change in control of the Company.

     This Article IX sets forth the severance compensation which the Company agrees it will pay to the Employee if the Employee's employment with the Company terminates under one of the circumstances described herein. This Article IX shall survive any termination of the this Employment Agreement for a period one year; provided, however, that commencing on the one year anniversary of any termination of this Employment Agreement, and each anniversary date thereafter, the term of this Article IX shall automatically be extended for one (1) year, unless either the Company or the Employee shall have given written notice to the other, at least one hundred eighty (180) days prior thereto, that the term of this Article IX shall not be so extended; and provided, further, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control which occurs during the term of this Agreement.

9.1      Compensation upon Termination.

     (a) If the Employee's employment with the Company shall be terminated, in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (i) if the Employee was terminated by the Company for Cause, the Accrued Compensation; or

     (ii) if the Employee was terminated by the Company for Disability, the Accrued Compensation, a Pro Rata Bonus, the Severance Payment and the Continuation Benefits, less all disability insurance payments which Employee may receive from insurance policies provided by the Company; or

     (iii) if termination was due to the Employee's death, the Accrued Compensation and a Pro Rata Bonus; or

     (iv) if termination was by the Employee other than for Good Reason, the Company shall pay to the Employee the Accrued Compensation.

     (b) If the Employee 's employment with the Company shall be terminated for any reason other than as specified in Section 9.1(a), in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay/and or provide to the Employee each and all of the following compensation and benefits:

     (i) all Accrued Compensation;

     (ii) a Pro-Rata Bonus;

     (iii) the Employee 's Base Amount, in accordance with the regular payroll schedule of the Employee, commencing on the first regular payroll payment date after the Termination Date and thereafter until the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (iv) a bonus payment equal to one-twelfth (1/12) of the Bonus Amount payable monthly commencing on the one month anniversary of the Termination Date, and monthly thereafter until the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (v) the Severance Payment;

     (vi) the Continuation Benefits;

     (vii) Any Gross Up Payments to which the Employee would have been entitled from the Termination Date to the expiration of the term of this Employment Agreement, including any renewal period which is automatic on the Termination Date; and

     (viii) the Outplacement Services.

     (c) In the event the Employee's employment is terminated for any reason other than as specified in Sections 9.1(a) and 9.1(b), the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     (d) The amounts payable under Sections 9.1(a) and 9.1(b), shall be paid as follows:

     (i) Accrued Compensation shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     (ii) The Pro-Rata Bonus shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (iii) If the Continuation Benefits are paid in cash, the payments shall be made monthly during the period the Continuation Benefits are provided as follows:

     (A) the initial payment shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law); and

     (B) each remaining payment shall be paid on the twentieth (20) day of the month preceding the month for which the Continuation Benefits are being provided.

     (iv) The Severance Payment shall be payable on the first day of each of the first twelve months following the Termination Date, and shall commence on the first day of the month following the Termination Date.

     (v) The amounts provided for in Sections 9.1(b)(iii) and (iv) shall be payable as set forth in those Sections.

     (e) The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment except as limited by the Continuation Benefits.

         9.2      Change of Control

     (a) If, during the term of this Agreement, there occurs a Change of Control and Employee's employment is subsequently terminated other than for Cause, death or Disability or if Employee terminates his employment for Good Reason, in addition to the benefits provided elsewhere in this Agreement, including in this
Article IX, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (i) The Company shall pay the Employee as additional severance, in a single payment, an amount in cash equal to three times the amount of the five year average of the gross income of the Employee, as reported by the Company for federal income tax purposes or, at the option of the Employee, credit such amount against the exercise price of Employee's employee stock options.

     (ii) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     (b) Notwithstanding the provisions of Section 9.1 to the contrary, in the event the Employee 's employment is terminated for any reason within twenty-four
(24) months of a Change of Control, the amounts provided for in Sections 9.1(a) and 9.2(b), including the Continuation Benefits, if the Continuation Benefits are paid in cash, shall be paid in a single lump sum cash payment within five
(5) business days after the Employee 's Termination Date (or earlier, if required by applicable law).

     (c) In the event of a Change of Control as described in Section 19.5 (c), the Company shall provide thirty (30) days prior written notice to the Employee of the anticipated closing date of such Change of Control transaction. If the Employee provides notice in writing to the Company, at least five (5) days prior to the closing date specified in the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective on the closing date, there shall be paid to the Employee in a single lump sum, cash payment simultaneously with the closing of such Change of Control transaction, the amounts provided for in Sections 9.1(a) and 9.1(b), including the Continuation Benefits, if the Continuation Benefits are paid in cash. Upon the closing of such Change of Control Transaction and the payments of the amounts due Employee under this Agreement, Employee 's employment, and the Employment Agreement shall be deemed terminated for Good Reason.

         9.3      Excise Tax Gross-up Payment

     (a) The Company and the Employee acknowledge that the payments and benefits provided under this Agreement, and benefits provided to, or for the benefit of, the Employee under other Company plans and agreements (such payments or benefits are collectively referred to as the "Payments") are subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Payments, the Company shall pay to the Employee within five (5) business days of Payment subject to the Excise, a gross up payment (the "Gross Up Payment") equal to the amount which, after the deduction of any applicable Federal, State and Local income taxes attributable to the Gross Up Payment, is equal to the Excise Tax including the Excise Tax attributable to the Gross Up Payment.

     (b) The Company shall pay to the applicable government taxing authorities, as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

     (c) If it is established pursuant to a determination of a court, or an Internal Revenue Service (the "IRS") decision, action or proceeding, that there has been an underpayment of the Excise Tax (an "Underpayment"), the Company shall to the Employee within thirty (30) days of such determination or resolution, the amount which, after the deduction of any applicable federal, state and local income taxes attributable to the Gross Up Payment, is equal to the Underpayment, plus applicable interest and penalties until the date of payment.

     (d) The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to non-payment of Excise Tax, including the amount of such tax and any and all costs, interest, expenses, penalties associated with the non-payment of such tax to the fullest extent permitted by law.

     9.4 No Effect on Other Contractual Rights; Non-Exclusivity; Settlement of Claims.

     (a) The provisions of this Article IX, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Employee's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

     (b) Nothing in this Agreement shall prevent or limit the Employee's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Employee may qualify, nor shall anything herein limit or reduce such rights as the Employee may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     (c) The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Employee or others.

     9.5 Legal Fees and Expenses. The Company shall pay all reasonable legal fees and related expenses (including the costs of arbitrators, experts, evidence and counsel) incurred by, the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) in violation of this Agreement, (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement.

                                    ARTICLE X

                            SUCCESSOR TO THE COMPANY

     10.1 The provisions of this Agreement shall be binding upon and shall inure to the benefit of the Company, and its Successors and Assigns, and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

     10.2 Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Employee, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal representative.

     10.3 In the event that a division of the Company (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to or in connection with a Change in Control and the Employee is offered employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform, the Company's obligations under this Agreement, in the same manner, and to the same extent, that the Company would be required to perform if no such acquisition or purchase had taken place.

                                   ARTICLE XI

                         TERMINATION OF PRIOR AGREEMENTS

     11.1 This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements between the parties, whether oral or written, without prejudice to Employee's right to all accrued compensation prior to the effective date of this Agreement.

                                   ARTICLE XII

                                   ARBITRATION

     12.1 Any dispute arising out of the interpretation, application and/or performance of this Agreement with the sole exception of any claim, breach or violation arising under Articles V or VI hereof shall be settled through final and binding arbitration before a panel arbitrators in accordance with the rules of the National Association of Securities Dealers (the "NASD"). Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

                                  ARTICLE XIII

                                  SEVERABILITY

     13.1 If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XIV

                                     NOTICE

     14.1 All notices required to be given under the terms of this Agreement shall be in writing and shall be deemed to have been duly given only if delivered to the addressee in person or mailed by certified mail, return receipt requested, as follows:

                  IF TO THE COMPANY:

                  First Montauk Financial Corp.
                  Parkway 109 Office Center
                  328 Newman Springs Road
                  Red Bank, New Jersey 07701

                  IF TO THE EMPLOYEE:

                  William J. Kurinsky
                  4 Cotswold Circle
                  Ocean, New Jersey 07712

or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph.

                                   ARTICLE XV

                                     WAIVER

     15.1 The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XVI

                                  GOVERNING LAW

     16.1 This Agreement has been negotiated and executed in the State of New Jersey, and New Jersey law shall govern its construction and validity. Any action brought by any party to this Agreement to enforce any decision of an arbitrator made as contemplated in Section XII above shall be brought and maintained in a court of competent jurisdiction in the State of New Jersey.

                                  ARTICLE XVII

                                  JURISDICTION

     17.1 Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought before an arbitration panel, or if otherwise permissible under the terms of this agreement, a court, having a situs within the State of New Jersey, and Employee hereby consents to the jurisdiction of any tribunal or local, state or federal court located within the State of New Jersey.

                                  ARTICLE XVIII

                                ENTIRE AGREEMENT

     18.1 This Agreement contains the entire agreement between the parties hereto. No change, addition or amendment shall be made hereto, except by written agreement signed by the parties hereto.

                                   ARTICLE XIX

                               CERTAIN DEFINITIONS

     For the purposes of this Agreement, the following terms shall have the meanings as set forth herein:

     19.1 ACCRUED COMPENSATION. "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as defined below) but not paid as of the Termination Date, including (i) base salary, (ii) reimbursement for business expenses incurred by the Executive on behalf of the Company, pursuant to the Company's expense reimbursement policy in effect at such time, (iii) car allowance, (iv) discretionary time and vacation pay, (v) Gross Up Payments, and (vi) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as defined below)).

     19.2 BASE AMOUNT. "Base Amount" shall mean the greater of the Employee's annual base compensation (a) at the rate in effect on the Termination Date or
(b) at the highest rate in effect at any time during the ninety (90) day period prior to the Termination Date or a Change in Control, and shall include all amounts of his base compensation that are reported as income; provided however, Base Amount shall not include the Bonus Amount or any other payment contingent on performance.

     19.3 BONUS AMOUNT. "Bonus Amount" shall mean the greater of the most recent annual bonus paid or payable to the Employee, or, if greater, the annual bonus paid or payable for the full fiscal year ended prior to the fiscal year during which a Termination Date or a Change in Control occurred.

     19.4 CAUSE. "Cause" shall mean if the Employee has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Employee (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Employee 's incapacity due to physical or mental illness or from the assignment of duties that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform; (b) intentionally and continually failed substantially to follow or perform the lawful directives of the Chairman of the Board of Directors (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the establishment of directives that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after written notice of demand for compliance or substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform or comply; or (c) if the Employee is convicted of a felony, or the final adjudication by any federal or state judicial or regulatory authority or any action or proceeding arising out of the violation of any material securities law, rule or regulation where such action by proceeding resulted in Employee being a statutorily disqualified person as that term is defined in Section 3(a)(39) of the Security and Exchange Act of 1934. No act, nor failure to act, on the Employee's part, shall be considered "intentional," unless the Employee has acted, or failed to act, with a lack of good faith or with a lack of reasonable belief that the Employee 's action or failure to act was in the best interest of the Company.

     19.5 CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

     (a) (i) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")) immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of twenty percent (20%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, that in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as defined below) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"), or (2) the Company or any Subsidiary.

     (ii) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because a Person (the "Subject Person") gained Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered and defined as a member of the Incumbent Board; and provided, further, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

     (c) Approval by stockholders of the Company of:

     (1) A merger, consolidation or reorganization involving the Company, unless

     (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty-five percent (85%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

     (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

     (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary) has Beneficial Ownership of twenty percent (20%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, a transaction described in clauses (i) through (iii) shall herein be referred to as a "Non-Control Transaction"; or

     (2) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person, other than a transfer to a Subsidiary, in one transaction or a series of related transactions.

     (3) The stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company.

     (d) Notwithstanding anything contained in this Agreement to the contrary, if the Employee 's employment is terminated prior to a Change in Control and the Employee reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control, then for all purposes of this Agreement, the date of a Change in Control with respect to the Employee shall mean the date immediately prior to the date of such termination of the Employee 's employment.

     19.6 COMPANY. For purposes of this Agreement, "Company" shall mean First Montauk Financial Corp. and shall include its "Successors and Assigns" (as defined below).

     19.7 CONTINUATION BENEFITS. "Continuation Benefits" shall be the continuation for a period of twenty-four (24) months from the Termination Date (the "Continuation Period") at the Company's expense on behalf of the Employee and his dependents and beneficiaries, of the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Employee at any time during the ninety (90) day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided during the Continuation Period shall be no less favorable to the Employee, and his dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that if the Employee obtains any such benefits pursuant to a subsequent employer's benefit plans, the Company may reduce the coverage of any benefits it is required to provide the Employee hereunder as long as the aggregate  coverages  and  benefits  of the  combined  benefit  plans is no less favorable to the Employee than the coverages and benefits required to be provided hereunder. In the event any amounts attributable to these Continuation Benefits are includible in the gross income of the Employee for federal income tax purposes, the Company shall, in addition to the benefits set forth above, pay the Employee a Gross Up Payment on the amount so includible in Employee's gross income. Notwithstanding the foregoing, in lieu of providing the foregoing benefits, the Company may pay the Employee an amount equal to the cost to the Employee of obtaining comparable Continuation Benefits plus a Gross Up Payment with respect to such amount. This definition of Continuation Benefits shall not be interpreted so as to limit any benefits to which the Employee, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Employee 's termination of employment, including, without limitation, retiree medical and life insurance benefits.


     19.8 DISABILITY. A physical or mental infirmity which impairs the Employee's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days, and the Employee has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as defined below).

     19.9 EMPLOYMENT AGREEMENT. This Employment Agreement dated August 21, 2002, between the Company and the Employee, as same shall be modified, amended, supplemented, renewed or replaced.

     19.10 GOOD REASON. (a) "Good Reason" shall mean:

     (i) the occurrence of a Change in Control;

     (ii) a change in the Employee 's status, title, position or responsibilities (including reporting responsibilities) which, in the Employee 's reasonable judgment, represents an adverse change from his status, title, position or responsibilities; the assignment to the Employee of any duties or responsibilities which, in the Employee's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the Employee from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Employee other than for Good Reason;

     (iii) a reduction in the Employee's base salary or any failure to pay the Employee any compensation or benefits to which he or she is entitled within five
(5) days of the date due;

     (iv) the Company's requiring the Employee to be based at any place outside a 30-mile radius from Red Bank, New Jersey, except for reasonably required travel on the Company's business which is not materially greater than such travel generally required for such Employee;

     (v) the failure by the Company to continue in effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the Employee was participating, unless such plan is replaced with a plan that provides at least substantially equivalent compensation or benefits to the Employee;

     (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within sixty (60) days;

     (vii) any material breach by the Company of any provision of this Agreement which is not cured within thirty (30) days after notice to the Company by the Employee specifying the breach;

     (viii) any purported termination of the Employee's employment for Cause by the Company which is inconsistent with the terms of Section 19.4; or

     (ix) the failure of the Company to obtain an agreement, satisfactory to the Employee, from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 10.3 hereof; or

     (b) The Employee's right to terminate his employment for Good Reason shall not be affected by his incapacity due to physical or mental illness.

     19.11 GROSS UP PAYMENT. With respect to any amount includible in the Employee's gross income for federal income tax purposes (the "Taxable Benefit"), an amount in cash equal to (i) the product of the Highest Marginal Income Tax Rate and the Taxable Benefit, (ii) divided by one minus the Highest Marginal Income Tax Rate. The Highest Marginal Income Tax Rate shall mean the sum of the highest marginal combined local, state and federal personal income tax rates (including tax rates associated with any state unemployment compensation tax, any tax imposed under the Federal Insurance Contributions Act, any excise tax or surtax, and any other tax on income based on the Company's employment of the Employee), as in effect for the calendar year in which the Taxable Benefit is includible in the gross income of the Employee for federal income tax purposes, provided that in determining such tax rate, the highest marginal state and local income tax rates shall be reduced by such number of percentage points as will reflect the tax benefit obtained by the Employee in connection with his deduction of state and local income taxes for federal income tax purposes attributable to the Gross Up Payment. The Gross Up Payment shall be paid within ten (10) days of the payment or realization for federal income tax purposes of the Taxable Benefit.

     19.12 NOTICE OF TERMINATION. "Notice of Termination" shall mean a written notice from the Company of termination of the Employee 's employment which indicates the specific termination provision in this Agreement relied upon, if any, and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee 's employment under the provision so indicated.

     19.13  OUTPLACEMENT  SERVICES.   "Outplacement  Services"  shall  mean  all
reasonable costs and expenses associated with the engagement of an executive outplacement firm to assist the Employee in securing new employment.

     19.14 PRO RATA BONUS. "Pro Rata Bonus" shall mean an amount equal to the greater of (i) the Bonus Amount or (ii) an amount equal to the bonus objective or target established by the Board for the Employee for the fiscal year in which the termination occurs multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     19.15 RESTRICTIVE COVENANT. "Restrictive Covenant" shall mean a reasonable restriction, not to exceed three years in duration, on the Employee to engage in conduct competitive with a business, subsidiary or division of the Company.

     19.16 SEVERANCE PAYMENT. "Severance Payment" shall mean a lump sum cash payment equal to twelve (12) months Base Amount.

     19.17 SUCCESSORS AND ASSIGNS. "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     19.18 TERMINATION DATE. "Termination Date" shall mean in the case of the Employee 's death, his date of death, in the case of Good Reason, the last day of his employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Employee 's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Employee, and provided further that in the case of Disability, the Employee shall not have returned to the full-time performance of his duties during such period of at least 30 days.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

(Corporate Seal)                            FIRST MONTAUK FINANCIAL CORP.



                                            By: /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky


/s/ William J. Kurinsky
-------------------------------
William J. Kurinsky (Employee)

                                                                Exhibit 99.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
November 14, 2002

                                                                Exhibit 99.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
November 14, 2002