Form 10-Q/A
period 2002-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2002-12-10
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                           Yes X             No

     8,527,164 Common Shares, no par value, were outstanding as of December 10, 2002.



                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended September 30,
                                                                     2002              2001
                                                                  (unaudited)       (unaudited)

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                    $    (1,773,320)  $    (3,477,036)
                                                                 --------------    --------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                       380,457           436,302
   Amortization                                                         11,580           148,635
   Reserves and allowances                                             -                 200,000
   Increase (decrease) in cash attributable to
     changes in assets and liabilities
   Due from clearing firm                                             (502,860)       (2,131,138)
   Trading and investment account securities                           614,903         2,877,589
   Due from officers                                                   (24,119)          (24,855)
   Employee and broker receivables                                     770,519          (439,682)
   Deferred income taxes                                               -                (510,888)
   Other assets                                                        259,983          (742,143)
   Income tax refund receivable                                      1,069,442           -
   Deferred income                                                    (416,822)         (300,000)
   Securities sold but not yet purchased                              (141,729)          (71,559)
   Commissions payable                                                (885,350)        1,199,683
   Accounts payable                                                    141,433           467,385
   Accrued expenses                                                      1,700            43,069
   Income taxes payable                                                -                (868,675)
   Other liabilities                                                  (457,508)         (359,454)
                                                                 --------------    --------------
       Total adjustments                                               821,629           (75,731)
                                                                 --------------    --------------
       Net cash used in operating activities                          (951,691)       (3,552,767)
                                                                 --------------    --------------

Cash flows from investing activities:
   Collection of notes receivable                                      -                  18,000
   Collection of Global leases receivable                                                153,641
   Additions to property and equipment                                (171,881)         (300,432)
                                                                 --------------    --------------
       Net cash used in investing activities                          (171,881)         (128,791)
                                                                 --------------    --------------

Cash flows from financing activities:
   Payment of notes payable                                           (185,558)         (245,625)
   Payments of capital lease                                          (146,891)         (188,153)
   Proceeds from capital lease financing                               -                 606,195
   Payment toward purchase of treasury stock                           (25,016)         (143,564)
   Payments of preferred stock dividends                               (74,518)          (48,305)
                                                                 --------------    --------------
       Net cash used in financing activities                          (431,983)          (19,452)
                                                                 --------------    --------------
Net decrease in cash and cash equivalents                           (1,555,555)       (3,701,010)
Cash and cash equivalents at beginning of period                     1,779,554         3,701,010
                                                                 --------------    --------------
Cash and cash equivalents at end of period                             223,999           -
                                                                 ==============    ==============


Supplemental disclosures of cash flow information:
   Cash paid (received) during the period for:

       Interest                                                $        69,712   $       118,664
                                                                 ==============    ==============

       Income taxes                                            $    (1,113,646)  $       894,331
                                                                 ==============    ==============

Noncash financing activity:
   Property and equipment financed under capital leases        $       -         $       662,290
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

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)



Dated: December 10, 2002                /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Herbert Kurinsky
                                        ----------------------------------
                                        Herbert Kurinsky
                                        President

                                 CERTIFICATIONS

     I, Herbert Kurinsky, Chief Executive Officer of First Montauk Financial Corp. certify that:

     1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of First Montauk Financial Corp.;

     2. Based on my knowledge, this amendment to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to quarterly report (the "Evaluation Date"); and

     (c) presented in this amendment to quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amendment to quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002



/s/ Herbert Kurinsky
-------------------------------------------
Herbert Kurinsky, Chief Executive Officer
First Montauk Financial Corp.

                                 CERTIFICATIONS

     I, William J. Kurinsky, Chief Financial Officer of First Montauk Financial Corp. certify that:

     1. I have reviewed this Amendment No. 1 to quarterly report on Form 10-Q of First Montauk Financial Corp.;

     2. Based on my knowledge, this amendment to quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to quarterly report (the "Evaluation Date"); and

     (c) presented in this amendment to quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this amendment to quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002



/s/ William J. Kurinsky
---------------------------------------------
William J. Kurinsky, Chief Financial Officer
First Montauk Financial Corp.

                                                                Exhibit 99.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Amendment to Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Amendment to Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
December 10, 2002

                                                                Exhibit 99.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with Amendment No. 1 to Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Amendment to Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Amendment to Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
December 10, 2002