Form 10-K
period 2002-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2003-04-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         |X|      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]

For the fiscal year ended December 31, 2002
                          -----------------
                                       OR
         |_|      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ---------------------------------- to
                           Commission File No. 0-6729

                                      FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                               22-1737915
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

328 Newman Springs Road, Red Bank, NJ                                  07701
--------------------------------------------------------------------------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code               (732) 842-4700
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
        Title of each class                               which registered
-------------------------------------      -------------------------------------
                None
-------------------------------------      -------------------------------------
-------------------------------------      -------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

                            [Cover Page 1 of 2 Pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                          Yes     X    No
                                   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined by rule 12b-2 of the Act)  Yes        No X

        The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of June 30, 2002, which average price was $0.485, was $3,509,481.

The number of shares of Common Stock outstanding, as of April 11, 2003 was 8,527,164.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable



                            [Cover Page 2 of 2 Pages]

                                     PART I

Item 1.   Business
Introduction

         First Montauk Financial Corp. ("FMFC" or the "Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("FMSC"), has operated as a full service retail and institutional securities brokerage firm since 1987. FMSC provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, FMSC established Century Discount Investments, a discount brokerage division. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc. ("MISI").

         FMSC has approximately 500 registered representatives and services over 60,000 retail and institutional customer accounts. With the exception of two Company-leased branch offices, all of FMSC's 150 other branch office and satellite locations in 32 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office and the Company-leased branch offices.

         FMSC is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers Regulation, Inc. ("NASDR"), the Municipal Securities Rule Making Board ("MSRB"), and the Securities Investor Protection Corporation ("SIPC") and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA. and various floor brokerage and specialist firms provide execution services. These arrangements provide FMSC with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows FMSC to offer products and services comparable to large brokerage firms.

         FMSC's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed & Over-The-Counter Stocks                            52%
Debt Instruments:
   Municipal, Government and Corporate Bonds                   5%
Unit Investment Trusts                                         2%
Mutual Funds                                                  15%
Options: Equity & Index                                        7%
Insurance and Annuities                                       13%
Miscellaneous (1)                                              6%
                                                             ----
Total                                                        100%
------------------------------------------------------------------
(1) Miscellaneous includes corporate finance activities, investment banking fees and interest and other income.

         The following table reflects FMSC's various sources of revenues and the percentage of total revenues for fiscal 2002. Revenues from agency transactions in securities for individual customers of FMSC are shown as commissions. Revenues from transactions in securities for individual customers where FMSC acted in a principal capacity are reflected in principal transactions. Also reflected in principal transactions are trading profits from market making and proprietary trading activities.

                                              Year Ended December 31, 2002

                                             Amount                  Percent
Agency commissions from
   Equity Securities,
   Options and Mutual Funds,
   Variable insurance and management fees  $36,514,000                 76%

   Principal Transactions in
   Equity Securities, Municipal,
   Government and Corporate Bonds          $ 7,369,500                 15%

   Interest and other Income               $ 3,718,000                  8%

   Investment Banking(1)                   $   366,000                  1%
                                            ----------                ----

         Total Revenues                    $47,967,000                100%


         (1) Investment banking revenues consist of commissions, selling concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.

The Affiliate Program

         FMSC's primary method of operation is through its affiliate program, which allows registered representatives to operate as independent contractors. A registered representative who becomes an affiliate of FMSC establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. In return, the affiliate representative retains a significantly higher percentage of the commissions generated by his/her sales than a registered representative in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

         Affiliates must possess a sufficient level of commission brokerage business and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, real estate brokers, financial planners, and accountants, who already provide financial services to their clients, can affiliate with FMSC and obtain the required licenses to become registered representatives. Affiliation enables these professionals to offer securities products and services to their clients through FMSC, and insurance products through MISI, and earn commissions and fees for these transactions and services.

         FMSC provides full support services to each of the affiliates, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

         Each affiliate is required to obtain and maintain in good standing each license required by the SEC and NASDR to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. FMSC is ultimately responsible for supervising each affiliate and associated registered representative. FMSC can incur substantial liability from improper actions of any of the affiliate representatives. The Company maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by the Company's registered representatives, employees and other agents in connection with the purchase and sale of securities and the administration of individual retirement plans.

Montauk Insurance Services

         In 1991, FMFC formed Montauk Insurance Services, Inc ("MISI") for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, MISI is licensed to sell life insurance and annuities in 49 states. MISI derives revenue from the sale of insurance-related products and services to the customers of FMSC's registered representatives, who are also licensed to sell certain insurance products. In fiscal year 2002, the Company earned gross commissions of $5.1 Million from the sale of insurance and annuity products.

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

Investment Banking

         FMSC participates in private and public offerings of equity securities and provides general investment banking consulting services to various public and private corporations. Historically, FMSC has not derived a significant amount of its revenues from investment banking. The Company continues to review underwriting candidates and anticipates that it will engage in additional public and private offerings in the future as business and market conditions warrant.

Montauk Capital Markets Group

         In March 2002, FMSC formed a new institutional brokerage division, Montauk Capital Markets Group, which offers institutional clients specialized trading and brokerage services and equity research. This new division is headed by an institutional trader and research analyst with over 20 years of experience who holds an MBA from Harvard Business School. The division is supported by a staff of 3 additional research analysts and traders with substantial institutional experience. In order to accommodate this new division, the Company entered into a new sub-lease arrangement for office space in Mid-town Manhattan. (See Item 2. "Properties")

Clearing Arrangement

         In May 2000, FMSC entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as FMSC's primary clearing broker. In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv provided a cash advance of $4,000,000 to FMSC on the date that FMSC transferred to Fiserv. The funds, net of federal and state income taxes, were used primarily to enable FMSC to pay for the cost of conversion to Fiserv and expand FMSC's business. For financial reporting purposes, the Company will earn the advance in accordance with an amortization schedule established by the parties; however, FMSC will incur an income tax liability at its effective tax rate on the entire advance in the year in which it is received. FMSC is required to repay any unearned portion of the $4,000,000 in the event it fails to achieve certain minimum performance criteria, or terminates the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination. Fiserv has also agreed to provide certain additional advances to FMSC in the second, third and fourth years of the agreement under similar conditions, provided FMSC achieves certain performance criteria, and subject to certain other conditions. These advances have, and will continue to be amortized to income as earned during the term of the clearing agreement.

         In February 2001 FMSC and FMFC amended and restated the financial agreement with Fiserv. Under the restated terms, FMFC, rather than FMSC, is and will continue to be the recipient of any additional cash advances payable under the financial agreement. In November 2001 and November 2002 FMFC received two scheduled cash advances of $1,250,000 each from Fiserv. FMFC has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, FMFC has granted to Fiserv a first priority lien in all of the outstanding shares of FMSC stock that it owns.

Debenture Offering

         In October 2002, FMFC commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. The debentures are initially convertible into shares of the FMFC's common stock at the conversion price of $0.50 per share. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, FMFC sold an aggregate amount of $1,240,000 of debentures. The proceeds of the financing will be used to satisfy the general working capital needs of the Company. The offering was made to certain "accredited investors" only.

         Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Each holder shall have the right to convert its debentures, at the option of such holder, at any time, into shares of FMFC common stock at the then applicable conversion price. In addition, FMFC at its option, may demand the holders convert some or all of the debentures into shares of common stock in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of conversion.

         Further, FMFC, at its option, may prepay some or all of the debentures in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of prepayment. The prepayment amount shall be 130% of the principal amount of the debentures from the date of issuance until the first anniversary of the date of issuance, together with accrued and unpaid interest. Thereafter, the prepayment amount shall be equal to 120% of the principal amount of the debentures, together with accrued and unpaid interest through the date of prepayment.

         FMSC served as FMFC's placement agent for the sale of the debentures. FMFC paid commissions of ten percent (10%) of the principal amount sold, and issued Warrants to purchase 124,000 shares of Common Stock, exercisable at $0.50 per share, which expire five (5) years from the date of issuance, to registered representatives of FMSC who participated in the sale of the debentures.

         The debentures have not been registered for offer or sale under the Securities Act; such securities have been issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering; and the transaction has not been reviewed by, passed on or submitted to any Federal or state agency or self-regulatory organization where an exemption is being relied upon. The securities may not be sold, assigned or transferred unless (i) the sale, assignment or transfer of such securities is registered under the Securities Act, or (ii) the securities are sold, assigned or transferred in accordance with all the requirements and limitations of Rule 144 under the Securities Act. Holders of debentures shall have the right to include the shares of common stock issuable upon conversion of the debentures in a registration statement filed by FMFC other than a registration statement on Form S-4 or S-8, or a successor form.

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

Employees

         The Company currently has approximately 500 registered representatives of which 411 are associated with affiliate offices. In addition, the Company employs 100 support personnel in the areas of operations, compliance, accounting, and administration. FMFC believes its relationship with its employees is satisfactory.

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

Securities Broker/Dealer Professional Liability Insurance

         FMSC carries a securities Broker/Dealer professional liability insurance policy (the "Policy") underwritten by National Union First Insurance Company of Pittsburgh, PA, a subsidiary of American International Companies. The Policy provides coverage for any negligent act, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, the giving of financial investment advise and the purchase and/or sale of securities. The Policy excludes from coverage certain types of business activity, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The Policy term is from January 31, 2003 to January 31, 2004, with a $1 Million limit of liability for each covered event and a $3 Million aggregate liability limit. The Company is responsible for a $100,000 deductible payment per claim, of which $10,000 is offset to the registered representative involved in the claim. Our agent has advised us that the market for this type of insurance coverage is contracting. We therefore have no assurance that the Policy will be renewed when it expires next year, or that acceptable replacement coverage can be obtained at an affordable price. It is therefore possible that after the termination of this Policy period, that the Company may not have this type of insurance protection which may adversely impact the financial condition of the Company in the event of material claims in the future which may not be covered by existing policies.

Executive and Organization Liability Insurance Policy

         FMFC carries an executive and organization liability insurance policy (also known as Directors and Officers liability insurance), which covers the Company's executive officers, directors and counsel against any claims for monetary damages arising from the covered individuals actual or alleged breach of duty, neglect, error, misstatement, misleading statement or omission when acting in the capacity of his/her position as an executive officer, director and/or counsel on behalf of the Company. Policy exclusions include, but are not limited to, claims made against covered individuals attributable to the committing of any deliberate criminal or fraudulent acts, illegal or improper payments, and others. The policy, underwritten by Greenwich Insurance Company of Stamford, Connecticut, provides for coverage in the amount of $5 Million with a deductible of $250,000 for all claims, during the policy period which runs from March 30, 2003 to March 30, 2004.

                                  Risk Factors

The Company's business is inherently risky and it has suffered losses

         For the years ended December 31, 2002, 2001 and 2000, the Company reported revenues of $47,967,000, $51,220,000 and $59,330,000, respectively. It suffered net losses of $2,960,000, $5,208,000 and $689,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. The Company may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of the Company's future operations. The results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of the Company's management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of the Company's business is directly affected by its available net capital.

Fluctuations in securities volume and prices increase the potential for future losses

         The Company and the securities industry in general, are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. The Company and the securities industry in general, are subject to other risks, including risks of loss from the underwriting of securities, counter party (a party to which we have credit or performance exposure) failures to meet commitments, customer fraud, employee errors or misconduct and litigation. In addition, price fluctuations may cause losses on securities positions. As the Company expands its investment banking activities and more frequently serves as manager or co-manager of public offerings of securities, it can expect to make increased commitments of capital to market-making activities in securities of those issuers. The expected additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from reductions in the market price. Low trading volume or declining prices generally results in reduced revenues. Under these conditions, profitability is adversely affected since many costs, other than commission compensation and bonuses, are fixed. Heavy trading volume has caused serious operating problems, including delays in clearing and processing, for many securities firms in the past and may do so in the future.

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

Competition in the brokerage industry may adversely impact our retail business.

         The Company encounters intense competition in all aspects of its business and compete directly with many other securities firms, a significant number of which offer their customers a broader range of financial services, have substantially greater resources and may have greater operating efficiencies. In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates on an "execution only" basis without offering other services such as investment recommendations and research. The further expansion of discount brokerage firms could adversely affect the Company's retail business. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect the Company. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, the Company may be adversely affected to the extent those services are offered on a large scale.

The Company is subject to various risks in the securities industry.

       As a securities broker-dealer, the Company's subsidiary is subject to uncertainties that are common in the securities industry. These uncertainties include:

        -  the volatility of capital markets;
        -  governmental regulation;
        -  litigation;
        -  intense competition;
        - substantial fluctuations in the volume and price level of securities; and
        -  dependence on third parties.

         As a result, revenues and earnings may vary significantly from period to period. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. The Company is smaller and have less capital than many competitors in the securities industry. In the event of a market downturn, the Company's business could be adversely affected in many ways, including those described herein. The Company's revenues are likely to decline in such circumstances and, if it is unable to reduce expenses accordingly, the Company's financial condition and results of operations would be adversely affected.

The Company may incur liability due to securities-related litigation.

        Many aspects of the Company's business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of the Company's associated persons, as well the underwriting and distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seeks both rescissionary and punitive damages. During the year ended December 31, 2002, the Company incurred $1,259,500 in litigation costs, reserves and expenses related to various legal claims and settlements. Management believes that, based on historical experience and the reserves that the Company has established, the resolution of the claims presently pending will not have a material adverse effect on our financial condition. However, although the Company typically reserves an amount it believes will be sufficient to cover any damages assessed, it may be assessed damages that exceed its reserves. If the Company misjudges the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that may be assessed against is from claims that arise in the future and reserve accordingly, the Company's financial condition may be materially adversely affected.

         The securities industry in general and the Company's business in particular is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The broker-dealer is also regulated by industry self-regulatory organizations, including the NASDR and the Municipal Securities Rulemaking Board. FMSC is a registered broker-dealer with the SEC and a member firm of the NASDR. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

        -  sales methods and supervision;
        -  trading practices among broker-dealers;
        - use and safekeeping of customers' funds and securities;
        -  capital structure of securities firms;
        -  record keeping; and
        - the conduct of directors, officers, agents and employees.

            Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD Regulation, Inc., the regulatory arm of the NASD, which is FMSC's primary regulator. NASD Regulation adopts rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations.

         Compliance with these regulations involves a number of risks, particularly where the regulations may be subject to varying interpretation. If we are found to have violated an applicable regulation, an administrative or judicial action may be initiated against us that may result in penalties which could have a material adverse effect on our operating results and financial condition, including but not limited to:

        -  censure;
        -  fine;
        - civil damage awards, including treble damages in the case of insider trading violations;
        -  the issuance of cease-and-desist orders; or
        - the deregistration or suspension of our broker-dealer activities and/or our employees.

The Company depends upon registered representatives.

         Most aspects of the Company's business are dependent on highly skilled and experienced individuals. The Company has devoted considerable efforts to recruiting and compensating those individuals and provides incentives to encourage them to remain employed by or associated with the Company. Individuals associated with the Company may in the future leave our company at any time to pursue other opportunities.

The Company depends upon its founders.

         For the foreseeable future, the Company will be substantially dependent upon the personal efforts and abilities of its President, Mr. Herbert Kurinsky and our Executive Vice-President, Mr. William Kurinsky to coordinate, implement and manage its business plans and programs. The loss or unavailability of the services of either of them would likely have a material adverse affect on the business, operations and prospects of the Company. The Company has obtained, for its benefit, a life insurance policy on the life of Mr. Herbert Kurinsky in the amount of $500,000.

FMSC must comply with Net Capital Requirements.

         The business of the Company's broker-dealer, like that of other securities firms, is capital intensive. The SEC and the NASD have stringent provisions with respect to net capital requirements applicable to the operation of securities firms. A significant operating loss or any charge against net capital could adversely affect the Company's ability to significantly expand or, depending upon the magnitude of the loss or charge, to maintain its present level of business.

The Company is exposed to risks due to its investment banking activities.

         Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and the Company's ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the Net Capital Rule.

        The Company relies on one clearing firm and the termination of the clearing agreement with this firm could disrupt FMSC's business.

            FMSC uses one clearing broker, Fiserv Securities, Inc., to process its securities transactions, maintain customer accounts, control, receive, custody and deliver securities, on a fee basis. We depend on the operational capacity and ability of the clearing broker for the orderly processing of transactions. If the clearing agreement is terminated for any reason, or if the clearing firm fails to provide its functions for the Company in the normal course of business, the Company would be forced to find an alternative clearing firm. There is no assurance that the Company would be able to find an alternative clearing firm on acceptable terms to it or at all.

The Company does not pay dividends on its common stock.

        The Company does not pay dividends on the issued and outstanding shares of its common stock. However, it pay 6% quarterly dividends on the outstanding shares of our Series A Preferred Stock and pay interest at the rate of 6% on the outstanding debentures issued in the recently completed private placement. Applicable laws, rules and regulations under the New Jersey Business Corporation Act, the Securities Act of 1933, as amended, as well as regulations of the NASDR may affect the Company's ability to declare and pay dividends.


The conversion of outstanding convertible securities may result in dilution to the Company's common shareholders.

         Dilution of the per share value of the Company's common shares could result from the conversion of most or all of the currently outstanding debentures and shares of Series A Preferred Stock. The Company issued an aggregate of $1,240,000 of debentures in a private offering completed March 1, 2003. The debentures are convertible into shares of the Company's common stock at an initial conversion rate of $0.50. In 1999, the Company issued an aggregate of 349,511 shares of Series A Preferred Stock in connection with an exchange offer. Currently, 330,250 Series A Preferred Shares remain outstanding and convertible into 660,500 shares of common stock at the rate of $2.50 per share. However, if the last sale price of the common stock is $3.50 or more a share for 20 consecutive trading days, as listed on the Over-the-Counter Bulletin Board, the Series A Shares will automatically be converted into shares of common stock.

         Dilution could create significant downward pressure on the trading price of the Company's common stock if the conversion of the debentures and/or Series A Shares and resale of the common shares received upon conversion encouraged short sales by the holders of debentures, Series A Preferred Stock or other shareholders. Even the mere perception of eventual sales of common shares issued on the conversion of the debentures and Series A Preferred Stock could lead to a decline in the trading price of our common stock. The Company may issue a maximum of 2,480,000 shares of common stock upon conversion of the debentures and 660,500 shares of common stock upon conversion of the Series A Preferred Stock.

The Company has sold restricted shares which may depress the common stock price.

         As of April 11, 2003, of the 8,527,164 issued and outstanding shares of our common stock, approximately 2,396,741 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is a non-affiliate of the Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our common stock by certain of the Company's present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

The Company has issued outstanding options and warrants which may depress the stock price.

         As of April 11, 2003, there were outstanding and immediately exercisable warrants to purchase 124,000 shares of common stock at an exercise price of $0.50 per share, and warrants to purchase 3,072,446 shares of common stock at an exercise price of $7.00 per share. As of April 11, 2003, we also had outstanding options to purchase 4,072,498 shares of Common Stock, at exercise prices ranging from $0.22 to $2.75 per share. The exercise of these warrants and options, and the sale of the underlying Common Stock, or even the potential of such exercise or sale, may have a depressive effect on the market price of our securities.

         To the extent that outstanding stock options and warrants are exercised, dilution to the Company's shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

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

The Broker-Dealer subsidiary faces limitations on trading and market-making activities in the Company's securities

         Due to regulatory positions and requirements of both the SEC and the NASDR relating to the circumstances and extent to which a registered broker-dealer and NASDR member may engage in market-making transactions in the securities of its parent company, FMSC does not engage in trading or market-making activities relating to the Company's common stock or warrants where FMSC would speculate in, purchase or sell the Company's securities for its own account. The purpose and effect of such limitation restricts FMSC from being a factor in the determination of the market or price of the Company's securities. FMSC does, however, execute transactions for its customers on an "agency basis" where it does not acquire the Company's securities for its own proprietary account. It will, however, earn usual and customary brokerage commissions in connection with the execution of such brokerage transactions. If, under current or future regulations of both the SEC and NASDR, FMSC is permitted to participate as a market-maker, it may do so on the basis of showing a bid and offer for the Company's securities at specified prices representing customer interest.

The Company has limited the liability of its directors.

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

The Company's Certificate of Incorporation and By-Laws contain provisions which may have an anti-takeover effect.

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

Company Leased Branch Offices

         Commencing in June 1996 the Company leased 3,150 square feet of office space in Paramus, New Jersey. Initially this office housed the Company's insurance subsidiary, and later its discount brokerage division. In February 2000, the Company extended the lease term for an additional three years at a monthly base rent of $6,890. In September 2001 Century Discount was relocated to the Company's corporate offices in Red Bank, New Jersey, and the Paramus office was sub-let to one of the Company's affiliates at the monthly rent of $4,500 for the balance of the lease term which will expire on June 30, 2003. The Company pays the balance of the monthly rent for this office.

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

        The Company is a respondent in numerous arbitrations arising from customer purchases of high yield corporate bonds which either have defaulted or declined in market value. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin, and seek aggregate compensatory damages in excess of $13 million. Some of the claims seek punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims. The Company cannot predict what the eventual loss or range of loss related to these matters will be.

         FMSC is also a respondent or co-respondent in various other legal proceedings which are related to its securities business. FMSC is contesting these claims and believes there are meritorious defenses in each case. The availability of insurance coverage in any particular case is determined on a case by case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. An adverse determination in any individual claim or series of claims for which coverage may not be available, or in an amount exceeding the limits of coverage, may have a materially adverse affect on the Company's financial condition.

        As of December 31, 2002, the Company has accrued a liability of $1,154,000 for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

         The Company has also filed a claim against one of its competitors for raiding, unfair competition and use of proprietary and confidential information. The Company has obtained temporary injunctive relief from the Supreme Court of New York, as well as a consent injunctive order from an NASD arbitration panel. A hearing will be held later this year to determine the damages portion of the Company's claims.

         In view of the inherent difficulty of predicting the outcome of litigation, management is unable to derive a meaningful estimate of the amount or range of possible loss that may arise out of pending legal proceedings in any particular quarterly or annual period, or in the aggregate. However, it is possible that the ultimate outcome of these matters could have a material adverse impact on the Company's financial condition, results of operations, and cash flows. Therefore, as of December 31, 2002, the Company has established a loss provision in the accompanying financial statements for any liability that may result from these contingencies.

Item 4.   Submission of Matters on a Vote of Security Holders

                           Not Applicable.

                                     PART II

Item 5. Market of and Dividends on the Company's Common Equity and Related Stockholder Matters

A.        Principal Market

         The Company's Common Stock is traded in the over-the-counter market. Trading in the Company's Common Stock is reported on the NASDR Bulletin Board system and in the pink sheets published by Pink Sheets LLC. The Company believes that there is an established public trading market for the Company's Common Stock based on the volume of trading in the Company's Common Stock and the existence of market makers who regularly publish quotations for the Company's Common Stock. The Company's Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998. The Class A Warrants and Class B Warrants expired on February 17, 2003. The Class C Warrants are exercisable until February 17, 2005.

B.      Market Information

     The Company's Common Stock commenced trading in the over-the-counter market in 1987. On April 11, 2003, the Company's common stock had a high and low bid price of $.22 and $.20, respectively.

         The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 2003              High Bid                         Low Bid

     1st   Quarter            $.22                             $.20

Fiscal Year 2002              High Bid                         Low Bid

     1st   Quarter            $.55                             $.25
     2nd Quarter              $.53                             $.21
     3rd  Quarter             $.51                             $.21
     4th  Quarter             $.23                             $.18

Fiscal Year 2001              High Bid                         Low Bid

     1st Quarter              $ .85                           $ .60
     2nd Quarter                .64                             .45
     3rd Quarter                .60                             .45
     4th Quarter                .44                             .45


C.       Number of Record Holders

         The approximate number of record holders of the Company's common stock as of April 11, 2003 was 466. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 3,500 beneficial holders of the Company's common stock.

D.       Dividend Policy

        The Company has not paid any dividends upon our Common Stock since our inception, and does not expect to pay any dividends upon our Common Stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum subject to the limitations under the New Jersey Business Corporation Act. There can be no assurance the Company will continue to pay dividends in the future. There are currently outstanding 349,511 shares of Series A Preferred Stock.

E.       Sales of Unregistered Securities

         In February 2003, the Company completed a private offering of 6% convertible debentures. The Company offered an aggregate of $3,000,000 of the debentures to accredited investors on a best efforts basis. The debentures are initially convertible into shares of the FMFC's common stock at the conversion price of $0.50 per share. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, FMFC sold an aggregate amount of $1,240,000 of debentures. The proceeds of the financing will be used to satisfy the general working capital needs of the Company. The offering was made to certain "accredited investors" only.

         Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Each holder shall have the right to convert its debentures, at the option of such holder, at any time, into shares of FMFC common stock at the then applicable conversion price. In addition, FMFC may, at its option, demand that the holders convert some or all of the debentures into shares of common stock in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of conversion.

         Further, FMFC may, at its option, prepay some or all of the debentures in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of prepayment. The prepayment amount shall be 130% of the principal amount of the debentures from the date of issuance until the first anniversary of the date of issuance, together with accrued and unpaid interest. Thereafter, the prepayment amount shall be equal to 120% of the principal amount of the debentures, together with accrued and unpaid interest through the date of prepayment.

         FMSC served as FMFC's placement agent for the sale of the debentures. FMFC paid commissions of ten percent (10%) of the principal amount sold, and issued warrants to purchase 124,000 shares of Common Stock, exercisable at $0.50 per share, which expire five (5) years from the date of issuance, to registered representatives of FMSC who participated in the sale of the debentures.

         The debentures have not been registered for offer or sale under the Securities Act; such securities have been issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering; and the transaction has not been reviewed by, passed on or submitted to any Federal or state agency or self-regulatory organization where an exemption is being relied upon. The securities may not be sold, assigned or transferred unless (i) the sale, assignment or transfer of such securities is registered under the Securities Act, or (ii) the securities are sold, assigned or transferred in accordance with all the requirements and limitations of Rule 144 under the Securities Act. Holders of debentures shall have the right to include the shares of common stock issuable upon conversion of the debentures in a registration statement filed by FMFC other than a registration statement on Form S-4 or S-8, or a successor form.

Item 6.  Selected Financial Data

                                                           Year ended December 31,
                                  2002            2001               2000             1999             1998
                                  ----            ----               ----             ----             ----

Operating results:

Revenues:

Commissions                  $36,513,802       $37,807,870       $46,529,771       $40,516,625      $30,741,404
Principal transactions         7,369,500         8,021,887         7,131,079        14,000,680        8,795,599
Investment banking               365,842         1,483,210         2,416,711           439,065          767,312
Insurance recovery                 --               --                 --               --              650,000
Interest and other income      3,717,600         3,907,448         3,252,325         2,628,246        1,572,063
                             -----------        ----------        ----------        ----------       ----------
Total revenues               $47,966,744       $51,220,415       $59,329,886       $57,584,616      $41,876,378
                              ----------        ----------        ----------        ----------       ----------
Expenses:
Commissions, employee
 compensation and
 benefits                     39,572,851        42,356,207        46,800,661        42,137,968       31,766,060
Clearing and floor
 brokerage                     2,666,376         3,247,219         4,003,345         4,109,961        3,674,859
Communications and
 occupancy                     3,006,017         3,249,389         2,731,681         2,697,433        2,557,313
Legal matters and
 related costs                 1,259,502         2,415,374         1,181,115         1,395,008        2,377,336
Write-down of Note
 Receivable - Global
 Financial Corp.                  --                --               239,183           100,000        1,775,000
Loss on Global lease
 Settlements                      --                --                --               600,416            3,524
Other operating expenses       4,029,515         5,076,806         4,862,158         3,545,308        2,958,450
Interest                          98,918           174,632           160,230           166,104          131,215
                              ----------         ---------         ---------         ---------        ---------

Total expenses                50,633,179        56,519,627        59,978,373        54,752,198       45,243,757
                              ----------        ----------        ----------        ----------       ----------
Income (loss) before
 income taxes                 (2,666,435)       (5,299,212)         (648,487)        2,832,418       (3,367,379)
Provision for income taxes
 (income tax benefit)            294,000           (90,989)            6,721           549,140         (604,532)
                               ---------         ---------        ----------        -----------      ----------
Income (loss) before
  extraordinary loss         $(2,960,435)      $(5,208,223)     $   (655,208)      $ 2,283,278     $ (2,762,847)

Extraordinary loss -
 extinguishment of debt,
 net of tax                       --                --                34,200            --              --
                              -----------       -----------       ----------         ----------      -----------
Net income (loss)            $(2,960,435)      $(5,208,223)     $   (689,408)      $ 2,283,278     $ (2,762,847)
                              ===========       ===========       ===========        ==========      ===========
Net income (loss)
 available to
 common stockholders        $ (3,059,722)      $(5,306,976)     $ (  792,136)     $  2,215,528     $ (2,762,847)
                              ===========       ===========       ===========        =========       ===========
Per share of
 Common Stock:
    Basic                   $       (.36)      $      (.61)     $       (.08)     $        .22     $       (.28)
    Diluted                 $       (.36)      $      (.61)     $       (.08)     $        .21     $       (.28)

Weighted average
 common shares
 outstanding -
  Basic                        8,551,932         8,704,355         9,450,055         9,878,129        9,725,116
                              ==========        ==========        ==========        ==========       ===========

Weighted average
 common and common
 equivalent shares
 outstanding -
  Diluted                      8,551,932         8,704,355         9,450,055        11,262,708        9,725,116
                              ==========        ==========        ==========        ==========       ==========
Financial condition:
Total assets                 $11,425,506       $14,227,562       $16,913,063       $17,059,184      $11,543,734
Total liabilities            $12,203,196       $11,934,884       $ 9,203,672       $ 7,429,046      $ 5,320,107

 Common Stock issued
 with guaranteed
  selling price              $    --           $     6,500       $     6,500       $    36,500      $    36,500

Stockholders'
 equity (deficit)            $  (777,690)      $ 2,286,181       $ 7,702,891       $ 9,593,638      $ 6,187,127


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

         First Montauk Financial Corp. ("FMFC" or the "Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("FMSC"), has operated as a full service retail and institutional securities brokerage firm since 1987. FMSC provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, FMSC established Century Discount Investments, a discount brokerage division. FMFC also sells insurance products through its subsidiary Montauk Insurance Services, Inc.

         FMSC has approximately 500 registered representatives and services over 60,000 retail and institutional customer accounts. With the exception of two Company-leased branch offices, all of FMSC's 150 other branch office and satellite locations in 33 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office and the Company-leased branch offices.

         FMSC is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers Regulation, Inc., the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA. and various floor brokerage and specialist firms provide execution services. These arrangements provide FMSC with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows FMSC to offer products and services comparable to large brokerage firms.

         FMSC's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed & Over-The-Counter Stocks                            52%
Debt Instruments:
   Municipal, Government and Corporate Bonds                   5%
Unit Investment Trusts                                         2%
Mutual Funds                                                  15%
Options: Equity & Index                                        7%
Insurance and Annuities                                       13%
Miscellaneous (1)                                              6%
                                                              -----
Total (1)                                                    100%
----------------------------
(1) Miscellaneous includes corporate finance activities, investment banking fees and interest and other income.

         The Company engages in a highly competitive business. Therefore, the Company's earnings, like those of others in the industry, reflect the activity in the markets and can fluctuate accordingly.

Results of Operations-Three Years Ended December 31, 2002

        The results of operations for fiscal 2002 showed a decrease in revenues over fiscal 2001. The continued decline in investor confidence in the U.S. securities markets and general economic uncertainty has continued to negatively impact revenues and overall operating results. Total revenues for fiscal 2002 decreased $3,253,000, or 6.4% to $47,967,000, as compared to fiscal 2001.
However, the net loss for fiscal 2002 was approximately 43% lower than the net loss for fiscal 2001.



                                                                Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                                 2002                              2001                      2000
                                   ---------------------------------------------------------------------------------
                                   ----------        ----------------------------       ----------------------------
 Revenues:                           (000's)                 % Change    (000's)                 % Change   (000's)
                                   ----------        ----------------------------       ----------------------------

 Commissions
                                      36,514               (3)            37,808              (19)           46,530

 Principal Transactions
                                       7,370               (8)             8,022                12            7,131

Investment Banking
                                         366              (75)             1,483              (39)            2,417

 Interest/Other
                                       3,717               (5)             3,907                20            3,252
                                   ----------                         -----------                         ----------
 Total Revenues
                                      47,967               (6)            51,220              (14)           59,330
                                   ==========                         ===========                         ==========

         The primary source of the Company's revenue is commissions generated from agency transactions, mutual funds and insurance products. Total revenues from commissions decreased $1,294,000, or 3%, from fiscal 2001 to fiscal 2002. While the total annual change showed only a modest decline, the Company's business mix was substantially different between the two fiscal years, with increases in agency and mutual fund commissions offsetting a decline in insurance sales, as explained below.

         Revenues from agency transactions increased $814,000, or 4%, from $21,918,000 in the fiscal 2001, to $22,732,000 in fiscal 2002. As a percentage of total revenues, agency revenues, which consist primarily of equity transactions, increased from 43% in the fiscal 2001, to 47% in fiscal 2002. Also included in this category are commissions earned from the sale of registered offerings of collateralized medical receivable notes, which the Company began selling during the second half of fiscal 2001. Sales of these products increased from $921,000 in fiscal 2001, to $1,835,000 in fiscal 2002. The primary seller of this product was a group of affiliates who terminated from the Company in late fiscal 2002. Consequently, the Company anticipates significantly reduced revenues from this product in the future.

         Mutual fund revenues increased $650,000, from $5,106,000 in fiscal 2001, to $5,756,000 in fiscal 2002, an increase of 13%. The increase in mutual fund commissions is primarily related to an increase in sales of three products; the 529 College Savings Plan created through new legislation in October 1999, the principal protection plans, which guarantee a return of principal if invested for five years, and bond funds which have seen large increases due to the tenuous state of the equity markets.

         Revenues from insurance commissions decreased $3,059,000, from $8,160,000 in fiscal 2001, to $5,101,000 in the fiscal 2002. Fiscal 2001 included commissions from the sale of certain variable annuities by one of the Company's brokers. The large commissions generated from the sale of these annuities were a one-time occurrence that was not repeated during fiscal 2002. Insurance sales have since returned to prior levels.

         Fees generated from managed accounts increased $380,000, from $962,000 in fiscal 2001, to $1,342,000 in fiscal 2002. The 39% increase is partially attributable to the rollout of a fee based platform which allows customers to pay fees based on a percentage of asset value, rather than commissions paid on a transactional basis. Many of the Company's representatives have added managed account programs to their business mix. The Company has increased its services and infrastructure to representatives whose clients favor this arrangement.

         Revenues from principal transactions, which consist of gains and losses in the firm's proprietary accounts, riskless principal transactions with customers and limited market-making activities, decreased $652,000, from $8,022,000 in fiscal fiscal 2001, to $7,370,000 in fiscal 2002. Realized and unrealized gains in proprietary equity accounts decreased $532,000, from $4,570,000 in fiscal 2001, to $4,047,000 in fiscal 2002. In fiscal 2002, the
Company implemented new polices and procedures governing firm trading operations, which resulted in fewer inventory accounts, shorter holding periods of securities positions, and improvements in risk management. Overall, revenues from principal transactions in the fixed income sector were down from fiscal 2001 levels by approximately $130,000. Revenues from corporate bonds and unit investment bond trusts declined in fiscal 2002 due to the reduced confidence in the corporate debt market as this market experienced a large number of defaults in fiscal 2002. On the other hand, revenues from municipal and government agency bonds increased as investors sought more secure, income-producing investments.

         Comparing fiscal 2001 to fiscal 2000, the decline in commission revenue resulted from a decrease in general securities and mutual fund transactions of $11,063,000, or 29%, offset in part by an increase of $3,253,000, or 55%, in management fee income and in insurance products as discussed above.

         Gains from proprietary trading and market-making activities increased 12%, or $891,000, from fiscal 2000 to the fiscal 2001. Lower revenues from principal sales of corporate bonds offset unrealized gains in the Company's proprietary accounts. During fiscal 2001, the Company substantially reduced its market-making activities and eliminated many proprietary accounts, thereby reducing personnel costs and market data services. The Company also reduced securities inventory positions by almost $2.8 million during fiscal 2000, thus significantly reducing regulatory net capital charges and exposure to market volatility.

         Investment banking revenues for fiscal 2002 decreased $1,117,000, to $366,000, down from $1,483,000 in fiscal 2001. Revenues for fiscal 2000 were $2,417,000. For fiscal 2000, investment-banking revenues included commissions and fees from an initial public offering completed in the first quarter of fiscal 2000. The decline in revenues in fiscal 2002 and fiscal 2001 reflect a lower number of new offerings coming to the market in which the Company participated as a selling group or syndicate member.

         Interest and other income decreased $189,000, to $3,718,000 in fiscal 2002, from $3,907,000 in fiscal 2001. In fiscal 2000 interest and other income was $3,252,000. Other income for fiscal 2002 includes a recovery of $230,000 related to payments previously made to a vendor for the development of applications software. This gain was offset by a decrease in interest income, resulting from a reduction in customer margin debit balances, combined with historically low interest rates. Also reflected in this category is the recognition of deferred income derived from cash advances received from the Company's clearing firm, Fiserv Securities, Inc., in accordance with the terms of the financial agreement. For financial reporting purposes, cash advances that are received under this agreement are deferred and amortized on a straight-line basis over the remaining contract term. Other Income included amortization of approximately $577,000, $400,000 and $67,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

                                                                Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                                  2002                          2001                          2000
                                   ---------------------------------------------------------------------------------
                                   ----------        ----------------------------       ----------------------------
                                     (000's)             % Change        (000's)          % Change           (000's)
                                   ----------        ----------------------------       ----------------------------
 Expenses:

 Commissions, employee
       Compensation and benefits
                                      39,572               (7)            42,356               (9)           46,801

 Clearing and floor brokerage
                                       2,666              (18)             3,247              (19)            4,003

 Communications and occupancy
                                       3,006               (7)             3,249                19            2,732

 Legal matters and related costs
                                       1,260              (48)             2,416               105            1,181

 Write-down of Note receivable-
       Global Financial Corp.            ---                                 ---
                                                           ---                               (100)              239

 Other operating expenses
                                       4,030              (21)             5,077                 4            4,862

 Interest
                                          99              (43)               175                 9              160
                                   ----------                         -----------                         ----------
 Total expenses
                                      50,663              (10)            56,520               (6)           59,978
                                   ==========                         ===========                         ==========


         Total expenses decreased by $5,887,000, or 10%, to $50,633,000 in fiscal 2002, from $56,520,000 in fiscal 2001. Commission expense has a direct relationship to commission revenue and consequently represented the largest decrease in expenses. Commissions as a percentage of total revenues remained relatively constant at 68% in fiscal 2002 and 67% in fiscal 2001, although the absolute dollar decrease in fiscal 2002 was $1,656,000, or 5%. Commission expense in fiscal 2001 decreased $5,232,000 from fiscal 2000 levels due to the decrease in commission revenue. For fiscal 2002, the Company paid salaries and benefits of $7,140,000 (15% of revenues) for management, operations and clerical personnel, as compared to $8,267,000 in fiscal 2001 (16% of revenues) and $7,512,000 (13% of revenues) in fiscal 2000. During the second half of fiscal 2000, additional management and support staff was hired for various departments, including sales, recruiting, compliance and managed money. In fiscal 2001, certain cost cutting measures were implemented in response to the decrease in revenues and trading activity. These measures included a reduction in executive officers' salaries and personnel layoffs in the trading and operations areas. Additional layoffs were made in fiscal 2002 to further reduce expenses. The Company employed approximately 97 salaried employees as of December 31, 2002, 106 salaried employees as of December 31, 2001, and 120 salaried employees as of December 31, 2000. Due to the impact on the broker-dealer operations of continuing weakness in the financial markets, the Company intends to further reduce personnel during the second quarter of fiscal 2003.

         Clearing costs, which are determined by the volume and type of transactions, decreased $581,000, to $2,666,000 in fiscal 2002, from $3,247,000 in fiscal 2001, which was a decrease of $756,000 from the fiscal 2000 expense of $4,003,000. As a percent of revenues, clearing costs were approximately 5.6% for fiscal 2002 as compared with 6.3% and 6.8% in fiscal years 2001 and fiscal 2000, respectively. However, the percentage of clearing costs to gross revenues can fluctuate on an interim basis depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others.

         Communications and occupancy costs decreased 7%, or $243,000, to $3,006,000 in fiscal 2002 from $3,249,000 in fiscal 2001, which was an increase of $517,000 from the fiscal 2000 expense of $2,732,000. As a percentage of revenue, communications and occupancy remained constant at 6%. Rent expense increased $88,000 due to two factors. In fiscal 2001, two new company-operated branch offices were opened in New York City and Boca Raton, Florida. A second New York City branch office commenced operations in fiscal 2002. The Company expects a reduction in rent and related facility expenses in 2003 due to the elimination of three company operated branch offices in the first quarter of the year.

         The Company offset increases in rents by reductions in software consulting costs of $155,000 and market data services of $184,000 in fiscal 2002. Additional customization of the Company's existing commission system by an outside consultant was terminated in fiscal 2002 in preparation for a new system being implemented in the second quarter of fiscal 2003. The Company also lowered its market data service costs in fiscal 2002 by eliminating several services, particularly those relating to market making activities that the Company has nearly eliminated, and by renegotiating several vendor contracts.

         Legal fees and litigation settlement costs decreased by $1,155,000, or 48%, to $1,260,000 in fiscal 2002, from $2,415,000 in fiscal 2001. During fiscal 2001, the Company experienced a significant increase in customer arbitration claims, due in part to the general decline of equity securities and fixed income prices that began in fiscal 2000. The Company also settled a number of cases where appropriate in fiscal 2001, and accrued $945,000 for litigation costs that it considered probable and could be reasonably estimated. Although legal fees and settlement costs decreased in fiscal 2002, the volume of litigation increased during the year, as discussed below.

         FMSC is currently a respondent in numerous arbitrations arising from customer purchases of high yield corporate bonds, which either have defaulted or declined in market value. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin, and seek aggregate compensatory damages in excess of $12 million. In addition, some of the claims seek punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

         FMSC is also a respondent or co-respondent in various other legal proceedings related to our securities business. FMSC is contesting these claims and believes there are meritorious defenses in each case. The availability of insurance coverage in any particular case is determined on a case by case basis by our insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate.

           As of December 31, 2002, the Company has accrued a liability of $1,154,000 for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

            FMSC has also filed a claim against one of its competitors for raiding, unfair competition and use of proprietary and confidential information. The Company has obtained temporary injunctive relief from the Supreme Court of New York, as well as a consent injunctive order from an NASD arbitration panel. A hearing will be held later this year to determine the damages portion of the Company's claims. Management is unable to determine at this time what damages, if any, might be awarded.

         Other operating costs decreased $1,047,000, to $4,030,000, in fiscal 2002 from $5,077,000 in fiscal 2001. During fiscal 2002, the Company wrote off less in customer and broker bad debts and incurred no clearing firm conversion expenses, which were $176,000 in fiscal 2001. From fiscal 2000 to fiscal 2001, other operating expenses increased $215,000, from $4,862,000 to $5,077,000, due to higher customer and broker bad debts as well as the recording of a $500,000 reserve for payments previously made to a vendor for the development of applications software.

         Professional liability insurance premiums have substantially increased in fiscal 2003 due to a hardening in the market for broker-dealer professional liability and directors and officers insurance coverages. Many insurance carriers have eliminated these types of coverages, while others have substantially increased premiums and deductible limits. The Company's registered representatives have historically paid the cost of errors and omission insurance. However, to stay competitive in the marketplace for registered representatives, the Company will absorb a portion of these premiums for fiscal 2003. The amount of this cost will be determined by the number of registered representatives associated with the Company throughout the year.

         The Company's effective tax rates of 11% in fiscal 2002, (2%) in fiscal 2001, and 1% in fiscal 2000 were higher than expected because of an increase of $1,330,000, $1,877,000, and $239,000, respectively, in the deferred tax valuation allowance. Management continues to be uncertain as to the Company's ability to realize most of its deferred tax benefits. During fiscal 2002, the Company filed for and received federal and state tax refunds of approximately $1,069,000. The Company is currently seeking the recovery of $212,000 of additional federal income taxes through a loss carryback refund claim. The claim is subject to IRS review.

        For fiscal 2002, the Company reported a net loss applicable to common stockholders of $3,060,000, or $.36 per basic and diluted share, as compared to a net loss applicable to common stockholders reported in fiscal 2001 of $5,307,000, or $.61 per basic and diluted share. For fiscal 2000, the Company reported a net loss available to common stockholders of $792,000, or $.08 per basic and diluted share. The reduction in net loss from fiscal 2001 to fiscal 2002 was primarily a result of decreased legal fees and litigation costs and a reduction of other expenses detailed above.

         Liquidity and Capital Resources

         The Company maintains a highly liquid balance sheet with approximately 65% of assets consisting of cash and cash equivalents, securities owned, and receivables from its clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

         Net cash provided by operating activities during fiscal 2002 was $653,000, primarily as a result of the net loss for fiscal 2002 of $2,960,000, adjusted by non-cash charges including depreciation and amortization, of $563,000, a decrease in securities positions of $992,000, a reduction in employee and broker receivable balances of $1,036,000, the collection of approximately $1,069,000 in income tax refunds, and a reduction in payables and other operating liabilities of $793,000.

         The Company received cash advances under the financing agreement with Fiserv of $4,000,000 in fiscal 2000 and $1,250,000 in both fiscal 2002 and fiscal 2001. Under this agreement, the Company is eligible to receive its fourth and final advance of $1,250,000 in fiscal 2003, subject to meeting certain performance criteria. Advances are subject to income taxes in the year of receipt.

         Investing activities required cash of $235,000 in fiscal 2002. Additions to capital expenditures consumed $266,000, while decreases in other assets provided $32,000.

         Financing activities provided cash of $441,000 in fiscal 2002. The Company received gross proceeds of $1,030,000 in fiscal 2002 from a private offering of 6% convertible debentures. The Company sold an additional $210,000 principal amount of these debentures in fiscal 2003. This increase in cash was partially offset by notes and capital lease repayments of $432,000 and dividend payments to preferred shareholders of $99,000. In addition, a total of $25,000 was used to repurchase 100,000 of the Company's outstanding shares pursuant to a stock repurchase program.

Consolidated Contractual Obligations and Lease Commitments

              The tables below summarize information about the consolidated contractual obligations as of December 31, 2002 and the effects these obligations are expected to have on the Company's consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

         Future minimum operating lease payments as of December 31, 2002 are as follows:

                                                  Operating
                                                    Leases

             2003                                 $1,181,595
             2004                                  1,103,126
             2005                                    296,302
             2006                                    169,500
                                                   ---------
             Total minimum lease payments         $2,750,523
                                                   =========


                Future minimum lease payments as of December 31, 2002 are as follows:

                                                   Capital
                                                   Leases

             2003                                 $248,916
             2004                                  114,396
             2005                                   15,711
             2006                                     --
                                                  --------
             Total minimum lease payments          379,023
             Less:  Amount representing interest   (35,341)
                                                   -------
                                                  $343,682

         At December 31, 2002, FMSC had net capital of $1,085,853 which was $777,574 in excess of its required net capital of $308,279, and the ratio of aggregate indebtedness to net capital was 4.26 to 1.

         In 1999, the Company issued additional convertible notes in the original aggregate amount of $690,526 to several private investors in connection with a Global lease settlement. The notes were payable in thirty-six monthly non-interest bearing installments of $16,404, plus balloon payment of $112,000, which include interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. A loan discount was recorded on the notes in the amount of $64,609, which was being amortized over the note term using the interest method. These notes were convertible into 345,263 shares of the common stock based on a conversion price of $2.00 per share. The balloon payment originally due in September 2002, was refinanced by agreement with the noteholders, which provided for six monthly installments of $16,404 and a final payment in March 2003 of $15,889, including interest at the rate of 8% per annum. The loans have been fully repaid.

         As of December 31, 2001, the Company had an aggregate of $50,000 of subordinated notes outstanding with interest at 8% per annum. The final $50,000 payment was due and paid in January fiscal 2002.

         In 1999, the Company completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Pursuant to the offering, the Company issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder.

         In October 2002, the Company commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, the Company sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in fiscal 2002 and $210,000 in fiscal 2003. The proceeds of the financing will be used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions "Item 1.Business -- Debenture Offering" and "Item 5. Sale of Unregistered Securities."

Critical accounting policies

         The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of the Company's consolidated financial statements. Review Note 2 to the financial statements for further discussion of significant accounting policies.

Use of Estimates

        In presenting the consolidated financial statements, management makes estimates regarding the valuation of certain securities owned, the carrying value of investments, the realization of deferred tax assets, the outcome of litigation, and other matters that affect the reported amounts and disclosure of contingencies in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements and it is possible that such changes could occur in the near term.

Revenue recognition

         Securities transactions, commission income and related expenses are recorded on a trade date basis. Underwriting fees are recorded at the time the underwriting is completed and the income is reasonable determinable. Sales concessions from participation in syndicated offerings are recorded on settlement date. Securities owned and securities sold but not yet repurchased are stated at quoted market value with unrealized gains and losses included in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Advances received under the Company's financial agreement with its clearing firm are deferred and amortized over the remaining term of the agreement on a straight-line basis.

Long-lived Assets

         The Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets, might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Clearing Agreement

         FMSC introduces all of its customer transactions, which are not reflected in the financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the clearing broker provides the clearing and depository operations for FMSC's proprietary securities transactions. These activities may expose the Company to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as FMSC has agreed to indemnify the clearing broker for any resulting losses. The Company will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on the Company's financial statements.

Income taxes

         Due to significant operating losses from 2000-2002 and continuing business uncertainty, the Company has established a valuation allowance against most of its deferred tax benefits. As management determines that it is more likely than not that its tax benefits are realizable, the allowance will be adjusted accordingly.

Recent pronouncements of the Financial Accounting Standards Board

         In July 2002, the FASB issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, fiscal 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

         In December 2002, the FASB issued Statement of Financial
Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statements No. 123, "Accounting for Stock-Based Compensation," to provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 31, 2002. The Company has adopted the increased disclosure requirements of FAS 148 for the fiscal year ended December 31, 2002. The Company will continue to use the intrinsic value method of accounting for stock-based employee compensation.

Impact of Inflation

         The Company believes that the impact of inflation has an effect upon the amount of capital generally available for investment purposes and also may affect the attitude or willingness of investors to buy and sell securities. The nature of the business of the broker-dealer subsidiary and the securities industry in general is directly affected by national and international economic and political conditions, broad trends in business and finance and volatility of interest rates, changes in and uncertainty regarding tax laws, and substantial fluctuation in the volume and price levels of securities transactions and the securities markets. To the extent inflation results in higher interest rates, or has other adverse effects on the securities markets and the value of securities held in inventory, it may adversely affect our financial position and results of operations.

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

         Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2002 and December 31, 2001, equity securities positions owned and sold, not yet purchased were approximately $181,000 and $1,130,000, and $-0- and $245,000, respectively. In the Company's view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

         Client activities involve the execution, settlement, and financial of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Client activities may expose us to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.

Factors Affecting "Forward Looking Statements"

         From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic and political conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in price or liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. Additional information pertaining to the foregoing risks is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

Item 8.    Financial Statements

         See Financial Statements attached hereto at pages F-1 to F-23.

Item 9.    Disagreements on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers

     The Directors and Executive Officers of the Company and its subsidiaries are as follows:

         Name                       Age                       Position

Herbert Kurinsky                    71               Director, President and Chief Executive
                                                     Officer of FMFC and of FMSC and Registered
                                                     Options Principal of FMSC

William J. Kurinsky                 42               Director, Vice President, Chief
                                                     Operating and Chief Financial Officer
                                                     and Secretary of FMFC and of FMSC and
                                                     Financial/Operations Principal of FMSC

Robert I. Rabinowitz, Esq.          45               General Counsel, FMFC, Chief
                                                     Administrative Officer, Vice President
                                                     and General Securities Principal of FMSC

Norma Doxey                         64               Director, Vice President of Operations, FMSC

Ward R. Jones, Jr.                  71               Director

Barry D. Shapiro, CPA               61               Director




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

         David Portman, a former Class III Director, resigned his position effective December 31, 2002. The Board of Directors has not yet filled the vacancy created by Mr. Portman's resignation.

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

        Norma L. Doxey has been a Director of the Company since December 6, 1988. Ms. Doxey has been a Vice President of Operations and a Registered Representative with First Montauk Securities Corp. since September 1986. From September 1986, she was operations manager and a Registered Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities.

        Ward R. Jones, Jr. has been a director of the Company since June 1991. From 1955 through 1990, Mr. Jones was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones is currently a registered representative of First Montauk Securities Corp., but does not engage in any securities business.

        Barry D. Shapiro, CPA has been a director of the Company since
December 6, 2000. From October 2000 to the present, Mr. Shapiro is a shareholder of the accounting firm, Withum, Smith + Brown in its Red Bank office.
Mr. Shapiro was a partner of Shapiro & Weisman CPAs P.A. from 1976 thru 1996 when he became a partner of Rudolf, Cinnamon & Calafato, P.A. until joining Withum Smith + Brown. Mr. Shapiro was previously employed with the Internal Revenue Service from 1965 thru 1971, where he was responsible for audit, review and conference functions. Mr. Shapiro is a member of the New Jersey Society of Certified Public Accountants, where he currently participates on the IRS Co-Op and State Tax Committees. Mr. Shapiro is a past Trustee, Treasurer and Vice President of the NJSCPA. He has been involved and is in many civic and community activities, as well as charitable organizations, including the Monmouth County New Jersey Chapter of the American Cancer Society and the Ronald McDonald House of Long Branch, New Jersey. Mr. Shapiro received a B.S. in accounting from Rider University in 1965.

Significant Employees

        Paul A. Lieberman, Esq., 54, is general counsel for First Montauk Securities Corp. since January 1998, and special counsel from June 1997. From 1990 to 1997, he was Senior Vice President and Associate General Counsel at Tucker, Anthony, Inc. a securities broker/dealer. Prior to that, Mr. Lieberman served as Vice President and Senior Attorney for Citicorp/Citibank as well as the New York Stock Exchange and the Securities and Exchange Commission. Mr. Lieberman is an attorney at law.

        Mark D. Lowe, 44, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991. Mr. Lowe attended Ocean County College in Toms River, NJ. Mr. Lowe is the Treasurer of the Estate and Financial Planning Council of Central New Jersey.

        Mindy A. Horowitz, CPA, 45, has been Vice President of Finance for First Montauk Securities Corp. since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk Securities Corp. Ms. Horowitz is a Certified Public Accountant.

Certain Reports

         No person who, during the fiscal year ended December 31, 2002, was a Director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Compensation of Directors

         The Company pays directors, who are not employees of the Company, a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors employed by the Company are not entitled to any additional compensation as such. During fiscal year 2002, the Board of Directors met on four (4) occasions and all directors were present, either in person or by telephonic conference call.

Committees of the Board of Directors

         The Board of Directors has two committees: Audit and Compensation.

         For the fiscal year ended December 31, 2002, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee. FMFCs audit committee acts to:(i) review with management the finances, financial condition and interim financial statements of the Company;
(ii) review with the Company's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of the Company's independent auditors. During the fiscal year ended December 31, 2002, the audit committee met on one occasion. The audit committee adopted a written charter governing its actions effective June 23, 2000. During the fiscal year, the members of the audit committee were Ward R. Jones, Barry Shapiro and David Portman. All three of these members of FMFC's audit committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers. As of December 31, 2002, Mr. Portman resigned from the Board of Directors. The Board has not yet replaced Mr. Portman on the audit committee. Members of the Audit Committee do not receive additional compensation for such service.

Compensation Committee. The compensation committee functions include administration of the Company's 2002 Incentive Stock Option Plan, 2002 Non-Executive Director Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment agreements of executive officers of the Company. The compensation committees' members are Ward R. Jones and Barry Shapiro. During the fiscal year ended December 31, 2002, the committee met on 2 occasions.

Compensation Committee Interlocks and Insider Participation

        There are no compensation committee interlocks between the members of the Company's compensation committee and any other entity. None of the members of the Board's compensation committee are executive officers of the Company. Mr. Jones is a registered representative of the Company's broker-dealer subsidiary, First Montauk Securities Corp., but does not engage in any securities business.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2002, 2001 and 2000 to each of the named executive officers of the Company.

                                               SUMMARY COMPENSATION TABLE

                                                                              Long Term
                          Annual Compensation Long Term                     Compensation
                          -----------------------------                     ------------


                                                                              Securities
                                                                              Underlying
Name & Principal                                                  Other   Annual        Options/ SARs
  Position                    Year       Salary         Bonus     Compensation             Granted
----------------              ----       ------         -----     --------------        -------------

Herbert Kurinsky              2002      $181,218       $  -        $ 2,500 (4)                0
Chairman, Chief               2001      $233,140       $  -        $ 2,000 (4)           200,000 (1)
Executive Officer (7)         2000      $256,217       $ 29,306    $ 2,000 (4)           125,000 (1)

William J. Kurinsky           2002      $181,218       $  -        $   -                      0
Vice President,               2001      $233,140       $  -        $ 1,000 (5)           200,000 (2)
 Chief Operating and          2000      $256,217       $  -        $ 2,000 (5)           125,000 (2)
 Financial Officer
 and Secretary (8)

Robert I. Rabinowitz          2002      $150,000       $  -        $ 2,500 (6)                0
General Counsel, FMFC,        2001      $146,154       $  -        $ 2,000 (6)            43,750 (3)
Chief Administrative          2000      $150,000       $ 24,234    $ 2,000 (6)            60,000 (3)
Officer, FMSC (9)

-----------------------------------


1) In 2002 the Compensation Committee of the Board of Directors (the "Committee) did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. Herbert Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.75 per share for 5 years. In 2000, the Committee authorized an option grant to Mr. Herbert Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

2) In 2002 the Compensation Committee of the Board of Directors (the "Committee) did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. William J. Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.83 per share for 5 years. In 2000 the Committee authorized an option grant to Mr. William J. Kurinsky to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

3) In 2002 the Compensation Committee of the Board of Directors (the "Committee) did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 43,750 shares of Common Stock at an exercise price of $1.50 per share for 5 years. In 2000 the Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 60,000 shares of Common Stock at an exercise price of $2.00 per share. See "Aggregated Options/Sar Exercises in Last Fiscal Year and Fy-End Option/Sar Values."

4) Includes: (i) for 2002, automobile allowance of $2,500; (ii) for 2001, automobile allowance of $2,000 (iii) for 2000, auto allowance of $2,000.

5) Includes: (i) for 2002 no automobile allowance was paid, (ii) for 2001, automobile allowance of $1,000; and (iii) for 2000, automobile allowance of $2,000.

6) Includes (i) for 2002, automobile allowance of $2,500; (ii) for 2001, automobile allowance of $2,000; (iii) for 2000, automobile allowance of $2,000.

7) Mr. Herbert Kurinsky is the beneficial owner of 56,518 shares of the Company's Common Stock as of December 31, 2002, which shares had a market value of $11,304 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

8) Mr. William Kurinsky is the beneficial owner of 1,405,823 shares of the Company's Common Stock as of December 31, 2002, which shares had a market value of $281,165 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

9) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 2002, which shares had a market value of $5,900 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.


Compensation Committee Report on Executive Compensation

         This report is submitted by the compensation committee of the Board of Directors of the Company. During the fiscal year ended December 31, 2002, the compensation committee was responsible for reviewing the Company's stock plans and reviewing and approving compensation matters concerning the executive officers and key employees of the Company.

         Overview and Philosophy. The Company uses its compensation program to achieve the following objectives:


         - To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve the Company's strategic objectives, as determined by the compensation committee;

         - To align the interest of officers with the success of the Company;

         - To align the interest of officers with stockholders by including long-term equity incentives; and

         - To increase the long-term profitability of the Company and, accordingly, increase stockholder value.

         Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, bonus compensation and long-term incentive awards, generally in the form of options to purchase common stock. In addition, the compensation program includes various other benefits, including medical and insurance plans and the employee stock option incentive plans and company sponsored 401(k) plans, both of which plans are generally available to all employees of the Company.

         The principal factors which the compensation committee considered with respect to each officer's compensation package for fiscal year ended December, 2002 are summarized below. The compensation committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

         Base Salary. Compensation levels for each of the Company's officers, including the Chief Executive Officer, are generally set within the range of salaries that the compensation committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the compensation committee takes into account such factors as (i) the Company's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to the Company's long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the compensation committee in determining total compensation for each officer. Additionally, certain executives, including Herbert Kurinsky, the Chief Executive Officer and William Kurinsky, the Chief Operating Officer have existing employment agreements with the Company which set forth certain levels of base salary and bonus compensations. Shareholders are directed to the discussion of these agreements under the heading "Employment Agreements" appearing elsewhere in this Proxy Statement.

         Equity Incentives. The compensation committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the compensation committee believes that equity ownership by officers helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers. Long term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of the Company's common stock.

         In making stock option grants, the compensation committee considers general corporate performance, individual contributions to the Company's financial, operational and strategic objectives, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended December 31, 2002, the compensation committee believes that the current stock ownership positions of the executive officers was sufficient to achieve the benefits intended by equity ownership. Accordingly, no additional options were granted options to the Company's executive officers during the past fiscal year.

         Other Benefits. The Company also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. The Company offers a 401(k) savings plan, which allows employees to invest in a wide array of funds on a pre-tax basis, as well as insurance and other benefit plans for its employees, including executive officers.

         Chief Executive Officer and Chief Operating Officer Compensation. During the last fiscal year, neither the Chief Executive Officer nor the Chief Operating Officer received any cash bonuses or compensation outside of a $2,500 automobile expense allowance for the Chief Executive Officer. Each of the Chief Executive Officer and Chief Operating Officer received a base salary of $181,218 during the fiscal year ended December 31, 2002. Each officer voluntarily agreed to reduce his base salary in fiscal 2002 by $51,922 as compared to 2001, rather than accept an increase of 10%, as provided in each of their employment agreements. The terms of the subject officers' employment compensation are determined primarily pursuant to their employment agreements, which were entered into in August, 2002. Shareholders are directed to the discussion of these agreements under the heading "Employment Agreements" appearing elsewhere in this Annual Report on Form 10-K.

         New Employment Agreements. Additionally, in August 2002, the Committee approved new employment agreements for each of Mr. Herbert Kurinsky and Mr. William Kurinsky, our Chief Executive Officer Chief Operating Officer, respectively. These new employment agreements were necessitated, in the view of the Committee in order to include adequate provisions for these employees in the event of a change of control. The Committee determined that these officers were essential to the Company, and that their continued retention, especially in the event of a threat of a change of control of the Company, necessitated that these executives be eligible for added compensation under certain conditions. The Committee believed that several factors out of the control of the Company and management made a potential change of control possible. These factors included the falling stock market generally, and the falling price of the Company's stock. The new employment agreements also provide for additional financial and employment security under other conditions, such as termination without cause.

         Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deduction to the Company to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The compensation committee has considered these requirements and the regulations. It is the compensation committee's present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under each of the Company's employee stock option plans will be granted by the compensation committee.

                                       By the Compensation Committee of
                                       the Board of Directors of First Montauk
                                       Financial Corp.

                                       Ward R. Jones, Jr.
                                       Barry Shapiro

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         There were no stock option grants to any executive officers granted during the year ended December 31, 2002.

                                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                         AND FY-END OPTION/SAR VALUES
                                                                                 Value of
                             Shares                   Number of                  Unexercised
                             Acquired                 Unexercised                In-the-money
                             on        Value          Options as of              Options at
              Name           Exercise  Realized       December 31, 2002          December 31, 2002 (1)
              ----           --------  --------       -----------------          ---------------------

                                                    Exercisable/Unexercisable    Exercisable/Unexercisable
     Herbert Kurinsky            --     $0                 425,000/0                      $0/$0
     William J. Kurinsky         --     $0                 425,000/0                      $0/$0
     Robert I. Rabinowitz        --     $0                 203,750/0                      $0/$0


 (1) Based upon the closing bid price of the Company's Common Stock on December 31, 2002 ($.20 per share), less the exercise price for the aggregate number of shares subject to the options.


Employment Agreements

         In August 2002, the Company entered into new three-year employment contracts with Herbert Kurinsky, as President and William J. Kurinsky, as Executive Vice President. The contracts provide for base salaries of $256,218 for the first year of the agreement for each, increasing in each case at the rate of 10% per year. Each will also be entitled to receive a portion of a bonus pool consisting of 10% of the pre-tax profits of the Company, to be determined by the executive management (e.g. Herbert Kurinsky and William J. Kurinsky). The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. Each is also entitled to receive commissions at the same rate as paid to other non-affiliate registered representatives of the Company. They are also entitled to purchase from FMSC, up to 20% of all underwriters and/or placement agent warrants or options that are granted to FMSC upon the same price, terms and conditions afforded to FMSC as the underwriter or placement agent. Each employee also receives health insurance benefits and life insurance as generally made available to regular full-time employees of the Company, and reimbursement for expenses incurred on behalf of the Company and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for severance benefits equal to three times the previous year's salary in the event either of the employees is terminated or their duties significantly changed after a change in management of the Company as defined in the agreement.

Incentive Stock Option Plan

         In June 2002, the Company adopted the 2002 Incentive Stock Option Plan (the "2002 Plan") which provides for the grant of options to purchase up to 5,000,000 shares of the Company's Common Stock by employees of the Company and consultants. Under the terms of the Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

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

         The Board may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Plan will expire in 2012.

        Since the adoption of the 2002 Plan, the Company has issued 476,000 options to registered representatives and employees of the Company. There remains 1,447,998 options outstanding from the 1992 Plan for a total of 1,923,998 options outstanding.

Director Plan

      In June 2002, the Company adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares each September 1, provided such person has served as a director for the 12 months immediately prior to such September 1st. A Non-Executive Director who has not served as a director for an entire year prior to September 1st of each year shall receive a pro rata number of options determined as follows:

Date of Membership                               Options Granted
------------------                               ---------------
September 1 through November 30                      20,000
December 1 through February 28                       15,000
March 1 through May 30                               10,000
June 1 through August 31                              5,000

Options are granted under the Director Plan until 2002 to non-executive directors who are not full time employees of the Company or any of its subsidiaries.

         The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 60,000 options have been granted to the Company's Non-Executive members of the Board of Directors under the 2002. An additional 160,000 options remain outstanding from grants made pursuant to the 1992 Non-Executive Director Stock Option Plan, which terminated in June 2002, and which was replaced by the 2002 Non-Executive Director Stock Option Plan.

Senior Management Plan

         In 1996, the Company adopted the 1996 Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to 2,000,000 shares of Common Stock either upon issuance of options issued under the Plan or grants of restricted stock or incentive stock rights. The Board of Directors or a committee of the board may grant awards under the Management Plan to executive management employees, if one is appointed for this purpose. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights ("SARs"), and restricted stock purchase agreements. The stock options granted under the Management Plan can be either ISOs or non-ISOs similar to the options granted under the Employee Stock Option Plan, except that the exercise price of non-ISOs shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a Grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of Common Stock. The Board or committee may grant limited SARs, which become exercisable upon a "change of control" of the Company. A change of control includes the purchase by any person of 25% or more of the voting power of the Company's outstanding securities, or a change in the majority of the Board of Directors.

         Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of the Company. Awards under the Management Plan may be made until 2006.

         In June 2000 at the Company's Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 1,452,500 shares of the Company's Common Stock are currently outstanding under the Senior Management Plan.

Shareholder Return Performance Presentation

         Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of the Company's common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of two peer issuers selected in good faith by the Company. The Company's common stock is listed for trading in the over the counter market and is traded under the symbol "FMFK".


                                                     Comparison of 5 Year Cumulative Total Return
                                                          Assumes Initial Investment of $100

                                                   1997       1998          1999        2000            2001             2002

First Montauk Financial Corp.        Return %                -49.50       -10.61       -44.75         -38.03           -54.54
                                     Cum $       $100.00     $50.50       $45.14       $24.94         $15.46            $7.03

S & P 500                            Return %                 28.58        21.05        -9.10         -11.88           -22.10
                                     Cum $       $100.00    $128.58      $155.64      $141.47        $124.66           $97.11

Peer Group Only                      Return %                -39.06       186.80       -59.19          15.01           -49.14
                                     Cum $       $100.00     $60.94      $174.78       $71.32         $82.03           $41.72


Peer Group + FMFK                    Return %                -43.10       119.35       -57.28           6.67           -49.60
                                     Cum $       $100.00     $56.90      $124.81       $53.32         $56.87           $28.66


NOTE: Data complete through last fiscal year.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE: Peer group indices use beginning of period market capitalization weighting.
NOTE: S&P index returns are calculated by Zacks.
NOTE: Industry composite includes Paulson Capital Corp., Olympic Cascade
Financial Corp. and Kirlin Holding Corp. The industry composite has been determined in good faith by management to represent entities that compete with the Company in certain of its significant business segments.

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management

         The following table sets forth, as of April 11, 2003, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and Common Stock Warrants, by each director of the Company, and by all directors and officers of the Company as a group.

Directors, Officers                             Amount and Percentage
and 5% Shareholders (1)                       of Beneficial Ownership (1)
-----------------------                       ---------------------------

                                      Number of Shares                Percent
                                      ----------------                -------

Herbert Kurinsky                          511,518(2)                     5.7%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

William J. Kurinsky                     1,830,823(3)                    20.5%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Robert I. Rabinowitz, Esq.                236,583(4)                     3.0%
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Ward R. Jones                             110,000(5)                     1.3%
7 Leda Lane
Guilderland, NY 12084

Norma Doxey                                54,900(6)                      *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Barry Shapiro, CPA                         20,000(7)                      *
Parkway 109 Office Center
328 Newman Springs Road
Red Bank, NJ 07701

Directors, Officers                             Amount and Percentage
and 5% Shareholders (1)                       of Beneficial Ownership (1)
-----------------------                       ---------------------------

                                      Number of Shares                Percent
                                      ----------------                -------

Kirlin Holdings Corp.                     852,500(8)                    10%
6901 Jericho Turnpike
Syosset, NY 11791

All Directors, Officers and
5% Shareholders as a group
(7 persons in number)                   9,770,247                       37.2%

* Indicates less than 1%

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 425,000 shares of Common Stock.

(3) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 425,000 shares of Common Stock.

(4) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 228,750 shares of Common Stock; 25,000 of which are owned by Mr. Rabinowitz's wife. Mr. Rabinowitz's children own 2,000 shares of Common Stock. Mr. Rabinowitz also owns 5,833 Class C Warrants.

(5) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of Common Stock.

(6) Includes vested and presently exercisable options of Ms. Norma Doxey to purchase 36,500 shares of Common Stock, and 6,000 non-vested stock options.

(7) Includes vested and presently exercisable options of Mr. Barry Shapiro to purchase 20,000 shares of Common Stock.

(8) As reported under Schedule 13G filing made by Kirlin Holding Corp. dated July 15, 2002.

NOTE: Class C Warrants are exercisable at $7.00 per share for a period of seven
(7) years from February 17, 1998.

Equity Compensation Plan Information

         The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2002, including the 2002 Incentive Stock Option Plan, the 2002 Non-Executive Director Stock Option Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended and the 1996 Senior Management Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans." Each of the 1992 Incentive Stock Option Plan and 1992 Non-Executive Director Stock Option Plan have expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.

                                                                                           Number of Securities
                                                                                         Remaining Available for
                                Number of Securities to                                Future Issuance Under Equity
                                be Issued upon Exercise                                Compensation Plans Excluding
                                 of Outstanding Options    Weighted Average Exercise     Securities Reflected in
        Plan Category                 and Rights            Price of Outstanding               Column (a)
                                         (a)                   Options (b)                        (c)

Equity Compensation Plans
Approved by Stockholders              4,072,498 (1)               1.53                          7,516,500 (2)(3)
------------------------------ --------------------------- --------------------------- ------------------------------
Equity Compensation Plans                 N/A                      N/A                              N/A
Not Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------
Total                                 4,072,498                   1.53                          7,516,500
------------------------------ --------------------------- --------------------------- ------------------------------


        1. Includes 476,000 options issued pursuant to the Company's 2002 Incentive Stock Option Plan, 1,923,998 options issued pursuant to the Company's 1992 Incentive Stock Option Plan, as amended, 60,000 options issued pursuant to the Company's 2002 Director Stock Option Plan, 160,000 options issued pursuant to the Company's 1992 Director Stock Option Plan, as amended, and 1,452,500 options issued pursuant to the Company's 1996 Senior Management Stock Option Plan, as amended.

        2. Includes 4,524,000 options available for issuance under the Company's 2002 Incentive Stock Option Plan and an aggregate of 2,452,500 shares reserved for issuance as options, incentive stock rights or pursuant to restricted stock purchase agreements under to the Company's 1996 Senior Management Stock Option Plan, as amended.

        3. Includes 540,000 options assumed available for issuance under the Company's 2002 Directors Stock Option Plan. The Company expects to have three outside directors, each of whom will receive 20,000 options over the ten years of the plan.


Item 13.   Certain Relationships and Related Transactions

         For information concerning the terms of the employment agreements entered into between the Company and Messrs. Herbert Kurinsky and William J. Kurinsky, see "Executive Compensation".

Item 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

            Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

Changes in Internal Controls

            There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                                     PART IV

Item 15.          Exhibits, Financial Statements
                  and Reports on Form 8-K

(A) 1. Financial Statements

         See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Schneider & Associates, LLP dated April 4, 2003 beginning on page F-1 of this report.

    2. Exhibits

         Incorporated by reference to the Exhibit Index at the end of this report.

(B) Reports on Form 8-K

         During the last quarter of the period covered by this Report, the following reports were filed on Form 8-K:

         Form 8-K dated March 27, 2003 reporting Item 5 and Item 9 disclosure pertaining to the Company's private placement of debentures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST MONTAUK FINANCIAL CORP.


                                                By  /s/ Herbert Kurinsky
                                                  ------------------------------
Dated April 14, 2003                              Herbert Kurinsky, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert Kurinsky                                            April 14, 2003
-------------------------------------------
Herbert Kurinsky
President, Chief Executive
Officer and Director


/s/ William J. Kurinsky                                         April 14, 2003
-------------------------------------------
William J. Kurinsky
Vice-President, Chief Operating
and Chief Financial Officer, and
Principal Accounting Officer,
Secretary and Director


/s/ Norma Doxey                                                 April 14, 2003
-------------------------------------------
Norma Doxey, Director


/s/ Ward R. Jones, Jr.                                          April 14, 2003
-------------------------------------------
Ward R. Jones, Jr., Director


/s/ Barry Shapiro                                               April 14, 2003
-------------------------------------------
Barry Shapiro, Director

                                 CERTIFICATIONS

         I, Herbert Kurinsky, Chief Executive Officer of First Montauk Financial Corp. certify that:

1. I have reviewed this annual report on Form 10-K of First Montauk Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003


/s/ Herbert Kurinsky
-----------------------------
Herbert Kurinsky
Chief Executive Officer
First Montauk Financial Corp.

                                 CERTIFICATIONS

         I, William J. Kurinsky, Chief Financial Officer of First Montauk Financial Corp. certify that:

1. I have reviewed this annual report on Form 10-K of First Montauk Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003


/s/ William J. Kurinsky
----------------------------------
William J. Kurinsky
Chief Financial Officer
First Montauk Financial Corp.



                                 EXHIBITS INDEX

57


The exhibits  designated  with an asterisk (*) are filed herewith.  All other exhibits have been  previously  filed with the Commission and, pursuant to 17 C.F.R.  Section 230.411,  are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

-------------------- ----------------------------------------------------------------------------------------
Exhibit No.                                                Description
-------------------- ----------------------------------------------------------------------------------------
-------------------- ----------------------------------------------------------------------------------------
3.1                  Amended and Restated  Certificate of  Incorporation  adopted at 1989 Special Meeting in lieu of Annual  Meeting of  Shareholders  (Previously  filed with the  Commission as an exhibit to the Company's Registration Statement on Form S-l, File No. 33-24696).

3.2                  Amended and Restated By-Laws  (Previously  filed with the Commission as an exhibit to n the Company's Registration Statement on Form S-l, File No. 33-24696).

3.3 *                Certificate of Designations of Series A Preferred Stock.

4.1                  Form of Common  Stock.  (Previously  filed  with the  Commission  as an  exhibit to the
                     Company's Registration Statement on Form S-l, File No. 33-24696).

4.2                  Form of Debenture Sold in Private  Placement.  (Previously filed with the Commission as
                     Exhibit 4.1 to Report on Form 8-K dated March 27, 2003).


4.3                  Form of Placement  Agent Warrant  (Previously  filed with the Commission as Exhibit 4.2 to Report on Form 8-K dated March 27, 2003).

10.1                 Office  Lease  Agreement  between  First  Montauk  Securities  Corp.  and River  Office
                     Equities  dated March 5, 1997  (Previously  filed with the  Commission as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1997).

10.2                 First  Amendment to Office Lease  Agreement  dated March 5, 1997 between  First Montauk
                     Securities Corp. and River Office Equities dated March 3, 1998  (Previously  filed with the  Commission  as Exhibit  28.8 to Form 10-K for the fiscal year ended  December  31,
                     1998).

10.3                 Employment  Agreement  between  First  Montauk  Securities  Corp.  and Mark Lowe  dated
                     October 15, 1998  (Previously  filed with the Commission as an exhibit to the Company's
                     Form 10-K for the fiscal year ended December 31, 1998).

10.4                 Employment  Agreement  between  First  Montauk  Securities  Corp.  and Seth Rosen dated
                     January 25, 1999  (Previously  filed with the Commission as an exhibit to the Company's
                     Form 10-K for the fiscal year ended December 31, 1998).

10.5                 Clearing Agreement dated May 8, 2000 between Fiserv Securities,  Inc. and First Montauk
                     Securities Corp.  (Previously  filed with the Commission as an exhibit to the Company's
                     Form 10-K for the fiscal year ended December 31, 2000).

10.6                 Financial  Agreement  dated May 8,  2000  between  Fiserv  Securities,  Inc.  and First
                     Montauk  Securities  Corp.  (Previously  filed with the Commission as an exhibit to the
                     Company's Form 10-K for the fiscal year ended December 31, 2000).

10.7                 Amended  and  Restated  Financial  Agreement  dated  February  1, 2001  between  Fiserv
                     Securities,  Inc.,  First Montauk  Financial Corp. and First Montauk  Securities  Corp.
                     (Previously  filed with the Commission as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000).

10.8                 Security  Agreement  dated February 1, 2001 between Fiserv  Securities,  Inc. and First
                     Montauk  Financial  Corp.  (Previously  filed with the  Commission as an exhibit to the
                     Company's Form 10-K for the fiscal year ended December 31, 2000).

10.9                 Sublease  Agreement between Eloquent,  Inc. and First Montauk Financial Corp. dated May
                     31, 2001  (Previously  filed with the  Commission as an exhibit to the  Company's  Form
                     10-K for the fiscal year ended December 31, 2001).

10.10                Sublease  Agreement  between Aim net Solutions,  Inc. and First Montauk Financial Corp.
                     dated  January  15, 2002  (Previously  filed with the  Commission  as an exhibit to the
                     Company's Form 10-K for the fiscal year ended December 31, 2001).

10.11                Employment  Agreement dated August 21, 2002 between Herbert  Kurinsky and First Montauk
                     Financial  Corp.  (Previously  filed with the Commission as an exhibit to the Company's
                     Report on Form 10-Q for the Quarter ended September 20, 2002).

10.12                Employment  Agreement  dated  August 21, 2002  between  William J.  Kurinsky  and First
                     Montauk  Financial  Corp.  (Previously  filed with the  Commission as an exhibit to the
                     Company' Report on Form 10-Q for the Quarter ended September 20, 2002).

28.1                 1992 Incentive  Stock Option Plan  (Previously  filed with the Commission as an exhibit to the Company's Registration Statement on Form S-l, File No. 33-24696).

28.2                 1992 Non-Executive  Director Stock Option Plan (Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-l, File No. 33-24696).

28.3                 Amended and Restated  1992  Incentive  Stock Option  Plan.  (Previously  filed with the
                     Commission as an exhibit to the Company's Proxy Statement dated May 30, 1996).

28.4                 Non-Executive  Director  Stock  Option  Plan -  Amended  and  Restated  June  28,  1996
                     (Previously  filed with the Commission as an exhibit to the Company's Proxy  Statement dated May 30, 1996).

28.5                 1996  Senior  Management  Incentive  Stock  Option  Plan  (Previously  filed  with  the
                     Commission as an exhibit to the Company's Proxy Statement dated May 30, 1996).

28.6                 Second Amended and Restated 1992  Incentive  Stock Option Plan  (Previously  filed with the Commission as an exhibit to the Company's Proxy Statement dated May 23, 2000).

28.7                 1996 Senior  Management  Incentive Plan Amended as of June 23, 2000  (Previously  filed with the Commission as an exhibit to the Company's Proxy Statement dated May 23, 2000).

28.8                 2002 Incentive Stock Option Plan.  (Previously  filed with the Commission as an Exhibit
                     A to the Company's Proxy Statement dated May 20, 2002).

28.9                 2002  Non-Executive  Director Stock Option Plan.  (Previously filed with the Commission as Exhibit B to the Company's Proxy Statement dated May 20, 2002).

99.1 *               Certification  of Herbert  Kurinsky  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 *               Certification  of William  Kurinsky  pursuant  to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------- ----------------------------------------------------------------------------------------



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Montauk Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                          Schneider & Associates LLP

Jericho, New York
April 11, 2003

                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                                     2002              2001

ASSETS
Cash and cash equivalents                                                         $ 2,638,819      $ 1,779,554
Due from clearing firm                                                              4,591,701        4,146,410
Securities owned:
   Marketable, at market value                                                        180,581        1,129,892
   Not readily marketable, at estimated fair value                                      3,363           69,210
Employee and broker receivables                                                     1,070,087        2,105,620
Loans receivable - officers                                                           178,936          202,964
Property and equipment - net                                                        1,396,892        1,631,801
Income tax refunds receivable                                                         212,300        1,069,442
Deferred income taxes - net                                                           460,000          930,000
Other assets                                                                          692,827        1,162,669
                                                                                   ----------       ----------
   Total assets                                                                   $11,425,506      $14,227,562
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Deferred income                                                                   $ 5,456,323      $ 4,783,333
Securities sold, not yet purchased, at market value                                        --          245,078
Notes payable                                                                          48,057          277,376
Commissions payable                                                                 2,681,128        3,647,170
Accounts payable                                                                      577,225          490,842
Accrued expenses                                                                    1,987,871        1,434,885
Income taxes payable                                                                       --            7,111
Capital leases payable                                                                343,682          542,210
6% convertible debentures                                                           1,030,000               --
Other liabilities                                                                      78,910          506,876
                                                                                   ----------       ----------
   Total liabilities                                                               12,203,196       11,934,881
                                                                                   ----------       ----------
Temporary equity - stock subject to redemption                                             --            6,500
Commitments and contingencies (See Notes)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares
   authorized, $.10 par value, 330,250 and 331,190 shares
   issued and outstanding, respectively; liquidation
   preference:  $1,651,250 and $1,655,950, respectively                                33,025           33,119
Common Stock, no par value, 30,000,000 shares
   authorized, 8,527,164 and 8,622,284 shares issued,
   8,527,164 and 8,622,284 shares outstanding, respectively                         3,416,220        3,434,642
Additional paid-in capital                                                          3,918,930        3,950,542
Accumulated deficit                                                                (8,135,777)      (5,076,055)
Less:  Deferred compensation                                                          (10,088)         (56,067)
                                                                                   ----------       ----------
   Total stockholders' equity (deficit)                                              (777,690)       2,286,181
                                                                                   ----------       ----------
   Total liabilities and stockholders' equity (deficit)                           $11,425,506      $14,227,562
                                                                                   ==========       ==========


                                    See notes to consolidated financial statements.
                                                        F-2

                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended December 31,
                                                                 2002              2001             2000

Revenues:
Commissions                                                     $36,513,802       $37,807,870      $46,529,771
Principal transactions                                            7,369,500         8,021,887        7,131,079
Investment banking                                                  365,842         1,483,210        2,416,711
Interest and other income                                         3,717,600         3,907,448        3,252,325
                                                                 ----------        ----------       ----------
   Total revenues                                                47,966,744        51,220,415       59,329,886
                                                                 ----------        ----------       ----------
Expenses:
Commissions, employee compensation and benefits                  39,572,851        42,356,207       46,800,661
Clearing and floor brokerage                                      2,666,376         3,247,219        4,003,345
Communications and occupancy                                      3,006,017         3,249,389        2,731,681
Legal matters and related costs                                   1,259,502         2,415,374        1,181,115
Write down of Notes Receivable - Global Financial Corp.                  --                --          239,183
Other operating expenses                                          4,029,515         5,076,806        4,862,158
Interest                                                             98,918           174,632          160,230
                                                                 ----------        ----------       ----------
   Total expenses                                                50,633,179        56,519,627       59,978,373
                                                                 ----------        ----------       ----------
Loss before income taxes                                         (2,666,435)       (5,299,212)        (648,487)
Provision for income taxes (income tax benefit)                     294,000           (90,989)           6,721
                                                                 ----------        ----------       ----------
Loss before extraordinary loss                                   (2,960,435)       (5,208,223)        (655,208)
Extraordinary loss - extinguishment of debt, net of tax                  --                --          (34,200)
                                                                 ----------        ----------       ----------
   Net loss                                                     $(2,960,435)      $(5,208,223)     $  (689,408)
                                                                 ==========        ==========       ==========
   Net loss applicable to common stockholders                   $(3,059,722)      $(5,306,976)     $  (792,136)
                                                                 ==========        ==========       ==========

Per share of common stock:
   Basic and diluted:
   Before extraordinary loss                                    $     (.36)       $     (0.61)     $     (0.08)
   Extraordinary loss                                                    --                --              --
                                                                 ----------        ----------       ----------
   Net loss                                                     $     (.36)       $     (0.61)     $     (0.08)
                                                                 ==========        ==========       ==========

Weighted average common shares
   outstanding - basic and diluted                                8,551,932         8,704,355        9,450,055
                                                                 ==========        ==========       ==========





                                    See notes to consolidated financial statements.
                                                        F-3





                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31, 2002



                                                                           Series A Convertible     Additional
                                                 Common Stock                 Preferred Stock         Paid-in
                                            Shares           Amount          Shares    Amount         Capital

Balances at January 1, 2000                10,035,943      $ 5,185,818       349,511    $34,951     $4,080,730

Exercise of stock options                      57,000           55,920            --         --             --
Transfer from temporary equity                 15,000           18,000            --         --             --
Deferred compensation                              --               --            --         --        173,035
Amortization of deferred
   compensation                                    --               --            --         --             --
Repurchase of common stock                         --               --            --         --             --
Cancellation of treasury shares              (798,634)      (1,196,341)           --         --             --
Payment of dividends                               --               --            --         --             --
Net loss for the year                              --               --            --         --             --
                                            ---------        ---------       -------     ------      ---------
Balances at December 31, 2000               9,309,309        4,063,397       349,511     34,951      4,253,765

Reversal of deferred
   compensation                                    --               --            --         --       (303,223)
Amortization of deferred
   compensation                                    --               --            --         --             --
Repurchase of common stock                         --               --            --         --             --
Cancellation of treasury shares              (723,667)        (630,587)           --         --             --
Conversion of preferred stock
   into common stock                           36,642            1,832       (18,321)    (1,832)            --
Payment of dividends                               --               --            --         --             --
Net loss for the year                              --               --            --         --             --
                                            ---------        ---------       -------     ------      ---------
Balances at December 31, 2001               8,622,284        3,434,642       331,190     33,119      3,950,542

Transfer from temporary equity                  3,000            6,500            --         --             --
Reversal of deferred
   compensation                                    --               --            --         --        (42,994)
Amortization of deferred
   compensation                                    --               --            --         --             --
Repurchase of common stock                         --               --            --         --             --
Cancellation of treasury shares              (100,000)         (25,016)           --         --             --
Issuance of common stock
   purchase warrants                               --               --            --         --         11,382
Conversion of preferred stock
   into common stock                            1,880               94          (940)       (94)            --
Payment of dividends                               --               --            --         --             --
Net loss for the year                              --               --            --         --             --
                                            ---------        ---------       -------     ------      ---------
Balances at December 31, 2002               8,527,164       $3,416,220       330,250    $33,025     $3,918,930
                                            =========        =========       =======     ======      =========



                                   See notes to consolidated financial statements.
                                                        F-4




                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31, 2002


                                           Retained
                                           Earnings                                                Stockholders'
                                         (Accumulated     Deferred           Treasury Stock           Equity
                                           Deficit)     Compensation     Shares          Amount      (Deficit)
                                           -------      ------------     ------          ------       -------

Balances at January 1, 2000              $1,023,057      $(508,294)      (180,500)     $(222,624)   $9,593,638

Exercise of stock options                        --             --             --             --        55,920
Transfer from temporary equity                   --             --             --             --        18,000
Deferred compensation                            --       (173,035)            --             --            --
Amortization of deferred
   compensation                                  --        288,209             --             --       288,209
Repurchase of common stock                       --             --     (1,105,034)    (1,460,740)   (1,460,740)
Cancellation of treasury shares                  --             --        798,634      1,196,341            --
Payment of dividends                       (102,728)            --             --             --      (102,728)
Net loss for the year                      (689,408)            --             --             --      (689,408)
                                          ---------       --------      ---------      ---------     ---------
Balances at December 31, 2000               230,921       (393,120)      (486,900)      (487,023)    7,702,891

Reversal of deferred
   compensation                                  --        303,223             --             --            --
Amortization of deferred
   compensation                                  --         33,830             --             --        33,830
Repurchase of common stock                       --             --       (236,767)      (143,564)     (143,564)
Cancellation of treasury shares                  --             --        723,667        630,587            --
Conversion of preferred stock
   into common stock                             --             --             --             --            --
Payment of dividends                        (98,753)            --             --             --       (98,753)
Net loss for the year                    (5,208,223)            --             --             --    (5,208,223)
                                          ---------        -------      ---------       --------     ---------
Balances at December 31, 2001            (5,076,055)       (56,067)            --             --     2,286,181

Transfer from temporary equity                   --             --             --             --         6,500
Reversal of deferred
   compensation                                  --         42,994             --             --            --
Amortization of deferred
   compensation                                  --          2,985             --             --         2,985
Repurchase of common stock                       --             --       (100,000)       (25,016)      (25,016)
Cancellation of treasury shares                  --             --        100,000         25,016            --
Issuance of common stock
   purchase warrants                             --             --             --             --        11,382
Conversion of preferred stock
   into common stock                             --             --             --             --            --
Payment of dividends                        (99,287)            --             --             --       (99,287)
Net loss for the year                    (2,960,435)            --             --             --    (2,960,435)
                                          ---------        -------      --------        --------     ---------
Balances at December 31, 2002           $(8,135,777)      $(10,088)            --   $         --   $  (777,690)
                                          =========        =======      ========        ========     =========




                                   See notes to consolidated financial statements.
                                                        F-5

                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                 2002              2001             2000

Cash flows from operating activities:
   Net loss                                                     $(2,960,435)      $(5,208,223)     $  (689,408)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                    526,816           563,685          600,626
   Amortization of deferred compensation                              2,985            33,830          288,209
   Amortization of bond discount                                      3,852            18,033           31,736
   Loan reserves and write-offs                                          --           500,000          389,823
   Loss on disposal of furniture & equipment                          5,964                --               --
   Loss on investment                                                23,147                --               --
   Other                                                                 --                --           (1,448)
   Increase (decrease) in cash attributable to
     changes in assets and liabilities:
   Due from clearing firm                                          (445,291)       (1,740,744)       4,056,680
   Securities owned                                                 992,011         2,776,207         (499,418)
   Employee and broker receivables                                1,035,533          (495,954)      (1,157,381)
   Loans receivable - officers                                       24,028           (27,896)         (42,314)
   Income tax refund receivable                                     857,142        (1,069,442)              --
   Deferred income taxes - net                                      470,000           791,262       (1,057,006)
   Other assets                                                     482,103          (132,241)         651,005
   Deferred income                                                  672,990           850,000        3,933,333
   Securities sold, not yet purchased                              (245,078)         (141,381)         206,179
   Commissions payable                                             (966,042)        2,009,437       (1,073,003)
   Accounts payable                                                  86,383            39,868          (74,835)
   Accrued expenses                                                 552,986           594,307         (231,974)
   Income taxes payable                                                  --          (868,675)         365,560
   Other liabilities                                               (466,094)           99,444         (363,337)
                                                                  ---------         ---------        ---------
     Total adjustments                                            3,613,435         3,799,740        6,022,435
                                                                  ---------         ---------        ---------
     Net cash provided by (used in) operating activities            653,000        (1,408,483)       5,333,027
                                                                  ---------         ---------        ---------
Cash flows from investing activities:
   Collection of notes receivable                                        --            18,000           74,708
   Collection of Global leases receivable                                --           168,170          649,652
   Additions to property and equipment                             (266,854)         (308,061)        (722,205)
   Other assets                                                      31,821          (196,049)         (39,150)
                                                                    -------         ---------        ---------
     Net cash used in investing activities                         (235,033)         (317,940)         (36,995)
                                                                   --------         ---------        ---------
 Cash flows from financing activities:
   Payments of notes payable                                       (233,171)         (299,836)        (896,364)
   Proceeds from capital lease financing                                 --           606,195               --
   Repurchase of common stock                                       (25,016)         (143,564)      (1,460,740)
   Payments of capital leases payable                              (198,528)         (259,075)        (122,669)
   Payment of preferred stock dividends                             (99,287)          (98,753)        (102,728)
   Proceeds from issuance of 6% convertible debentures            1,030,000                --               --
   Proceeds from exercise of stock options and warrants                  --                --           55,920
   Other assets                                                     (32,700)               --          244,579
                                                                  ---------         ---------        ---------
      Net cash provided by (used in) financing activities           441,298          (195,033)      (2,282,002)
                                                                  ---------         ---------        ---------
Net increase (decrease) in cash and cash equivalents                859,265        (1,921,456)       3,014,030
Cash and cash equivalents at beginning of year                    1,779,554         3,701,010          686,980
                                                                  ---------         ---------        ---------
Cash and cash equivalents at end of year                        $ 2,638,819       $ 1,779,554      $ 3,701,010
                                                                  =========         =========        =========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                                   $      95,522      $    174,632     $    160,230
   Income taxes                                               $  (1,113,646)     $    894,852     $    725,800

Property and equipment financed under capital leases          $          --      $    662,290     $        --

Transfer of temporary equity to permanent capital             $          --      $         --     $     18,000

Equipment acquired through vendor financing                   $      31,017      $         --     $         --

Warrants charged to deferred financing costs in
   connection with debenture offering                         $      11,382      $         --     $         --




                                   See notes to consolidated financial statements.
                                                        F-6




NOTE 1 -        NATURE OF BUSINESS

                First Montauk  Financial  Corp.  (the Company) is a holding  company  whose  principal  subsidiary,
                First Montauk Securities Corp. (FMSC), is engaged in securities  brokerage,  investment banking and trading.  FMSC is a  broker-dealer  registered  with the Securities  and Exchange  Commission and a member of the National  Association of Securities Dealers,  Inc. (NASD).  Through FMSC, the Company
                executes  principal and agency  transactions,  makes markets in  over-the-counter  securities,  and performs  investment  banking  services.  Customers  are  located  throughout  the  United  States.
                Montauk  Insurance  Services,  Inc. (MISI) sells a range of insurance  products.  Montauk Advisors,
                Inc. (MAI) previously sold investments in equipment  leases,  but is no longer active.  The Company operates in one business segment.


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

                Certain items in the 2001 and 2000  financial  statements  have been  reclassified  to conform with the current year's presentation.

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

                Securities  owned and  securities  sold,  not yet  purchased are stated at quoted market value with unrealized  gains and losses  included  in  earnings.  Investment  account  securities  not readily marketable are carried at estimated fair value as determined by management  with  unrealized  gains and losses included in earnings.

                Advances received under the Company's  financial  agreement with its clearing firm (see Note 3) are deferred and  amortized  to income over the  remaining  term of the  agreement on a  straight-line basis.  Other income included amortization of approximately $577,000, $400,000 and $67,000 in 2002,
                2001 and 2000, respectively.

                Advertising

                Advertising  costs are  expensed  as  incurred  and  totaled  approximately  $115,000,  $67,000 and
                $348,000 in 2002, 2001 and 2000, respectively.

                Depreciation and Amortization

                Furniture and equipment and leasehold  improvements  are stated at cost.  Depreciation of furniture and equipment and  amortization of capital leases are computed  generally on a straight-line  basis over the  estimated  useful  lives of the assets,  ranging  from three to ten years or terms of the leases,  respectively.  Leasehold  improvements  are  amortized  over the  shorter  of  either  the asset's useful life or the related lease term.

                Cash Equivalents

                For  purposes  of the  Statement  of Cash  Flows,  the  Company  considers  all highly  liquid debt instruments  purchased  with an original  maturity of three months or less to be cash  equivalents.
                Cash equivalents consisted of money market funds at December 31, 2002 and 2001.

                Net Loss per Share

                Basic loss per share is  computed  by dividing  net loss by the  weighted-average  number of common shares  outstanding  for the period.  Diluted loss per share  reflects the potential  dilution from the exercise or  conversion  of other  securities  into common  stock,  but only if  dilutive.  The following  securities  have been  excluded  from the  dilutive  per share  computation  as they are antidilutive:

                                                                               Year ended December 31,
                                                                         2002           2001           2000
                                                                         ----           ----           ----

                Stock options                                          4,072,498      5,243,998      4,509,698
                Warrants                                               9,345,338      9,242,338      9,242,338
                Convertible debt                                       2,084,028        345,263        345,263
                Convertible preferred stock                              660,500        662,380        699,022


                Use of Estimates

                The  preparation  of financial  statements  in  conformity  with  accounting  principles  generally accepted in the United  States of America  requires  management to make  estimates and  assumptions that affect the reported  amounts of assets and  liabilities  and  disclosure of contingent  assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the year.  Actual results could differ from those estimates.

                Long-lived Assets

                The Company evaluates  impairment  losses on long-lived assets used in operations,  primarily fixed assets,  when events and  circumstances  indicate that the carrying value of the assets,  might not be  recoverable  in  accordance  with FASB  Statement  No. 144  "Accounting  for the  Impairment or
                Disposal of  Long-lived  Assets".  For purposes of  evaluating  the  recoverability  of  long-lived assets,  the  undiscounted  cash flows  estimated to be generated by those assets would be compared to the  carrying  amounts of those  assets.  If and when the carrying  values of the assets  exceed their fair values, the related assets will be written down to fair value.

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

                Stock-based Compensation

                The Company  periodically  grants stock options to employees in accordance  with the  provisions of its stock option  plans,  with the  exercise  price of the stock  options  being set at the closing market  price of the  common  stock on the date of grant.  The  Company  accounts  for  stock-based compensation  plans under Accounting  Principles Board Opinion No. 25, "Accounting for Stock Issued
                to  Employees",  and  accordingly  accounts for employee  stock-based  compensation  utilizing  the intrinsic  value method.  FAS No. 123,  "Accounting for  Stock-Based  Compensation",  establishes a fair value based method of accounting for stock-based  compensation  plans. The Company has adopted the disclosure  only  alternative  under FAS No. 123,  which  requires  disclosure of the pro forma effects on earnings  and  earnings  per share as if FAS No. 123 had been adopted as well as certain other information.

                Stock  options  granted to  non-employees  are  recorded  at their fair  value,  as  determined  in accordance  with SFAS No. 123 and Emerging  Issues Task Force  Consensus No. 96-18,  and recognized over the  related  service  period.  Deferred  charges  for options  granted to  non-employees  are periodically re-measured until the options vest.

                In  December  2002,  the  FASB  issued  Statement  of  Financial   Accounting  Standards  No.  148,
                "Accounting for  Stock-Based  Compensation  -- Transition and  Disclosure"  ("FAS 148"),  which (i)
                amends FAS Statement No. 123,  "Accounting for  Stock-Based  Compensation,"  to provide  alterative methods of  transition  for an entity that  voluntarily  changes to the fair value based  method of accounting for  stock-based  employee  compensation  (ii) amends the disclosure  provisions of, FAS
                123 to require  prominent  disclosure  about the  effects  on  reported  net income of an  entity's accounting  policy  decisions with respect to stock-based  employee  compensation  and (iii) amends
                APB opinion No. 28, "Interim  Financial  Reporting," to require  disclosure  about those effects in interim financial information.

                Items (ii) and (iii) of the new  requirements  in FAS 148 are effective  for  financial  statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002 and continues to account for  stock-based  compensation  utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:


                                                                          Years ended December 31,
                                                                 2002              2001             2000
                                                                 ----              ----             ----

                Net loss applicable to common
                  stockholders, as reported                     $(3,059,722)      $(5,306,976)      $ (792,136)

                Add:  Stock  based  employee  compensation
                  expense included in reported net loss,
                  net of tax                                         -0-               -0-              -0-
                Deduct:   Total   stock   based   employee
                  compensation  expense  determined  under
                  the fair value based method for
                  all awards, net of tax                           (178,642)         (468,019)        (463,550)
                                                                  ---------         ---------        ---------
                Pro forma net loss                              $(3,238,364)      $(5,774,995)     $(1,255,686)
                                                                  =========         =========        =========
                Loss per share:
                Basic and diluted - as reported                     $(0.36)           $(0.61)           $(0.08)
                Basic and diluted - pro forma                       $(0.38)           $(0.66)           $(0.13)

                Pro  forma  net loss and loss per  share  information,  as  required  by SFAS No.  123,  have  been determined  as if the  Company  had  accounted  for  employee  stock  options  under the fair value method.  The fair  value of these  options  was  estimated  at  grant  date  using a  Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:

                                                                          2002          2001            2000
                                                                          ----          ----            ----

                Risk free interest rates                                    1.97%           4.46%           6.07%
                Expected option lives                                   2.4 years       2.4 years       2.4 years
                Expected volatilities                                      87.64%             83%             72%
                Expected dividend yields                                       0%              0%              0%

                The  weighted-average  grant date fair  value of options  granted  during  2002,  2001 and 2000 was
                $.08, $.21 and $.49, respectively.

                Recent Pronouncement of the Financial Accounting Standards Board

                In July 2002, the FASB issued FASB  Statement No. 146,  Accounting  for the Costs  Associated  with
                Exit or Disposal  Activities.  This statement requires companies to recognize costs associated with exit or disposal  activities only when  liabilities for those costs are incurred rather than at the date of a  commitment  to an exit or  disposal  plan.  FASB No.  146  also  requires  companies  to initially measure  liabilities for exit and disposal  activities at their fair values. FASB No. 146 replaces  Emerging  Issues Task Force (EITF)  Issues No. 94-3,  Liability  Recognition  for Certain
                Employee  Termination  Benefits  and  Other  Costs to Exit an  Activity  (including  Certain  Costs
                Incurred in a  Restructuring)  and EITF No. 88-10,  Costs  Associated  with Lease  Modification  or
                Termination.  The  provisions of FASB No. 146 are effective  for exit or disposal  activities  that are initiated  after  December 31, 2002.  The Company  anticipates  the adoption of this  statement will not have a material effect on its consolidated financial position or results of operations.

NOTE 3 -        AMENDED AND RESTATED FISERV FINANCIAL AGREEMENT

                In May 2000,  FMSC  entered  into a  ten-year  clearing  agreement  with  Fiserv  Securities,  Inc.
                ("Fiserv").  In  connection  with the  clearing  agreement,  FMSC and Fiserv  also  entered  into a financial  agreement  under which Fiserv was to provide cash  advances to FMSC under  certain terms and  conditions.  Upon the  conversion of FMSC's  accounts to Fiserv in November  2000, it received an initial cash  advance of  $4,000,000.  As of February 1, 2001,  the Company and FMSC amended and restated the financial  agreement with Fiserv.  Under the restated terms, the Company,  rather than
                FMSC,  will  be the  recipient  of  any  additional  cash  advances  payable  under  the  financial agreement.  The Company has further  assumed FMSC's  obligation with respect to the initial payment received  in  November  2000,  and  will be  solely  responsible  for  any  performance  and  early termination  penalties  without  recourse to FMSC.  In  consideration  of FMSC's  release  from its obligations  under the  financial  agreement  and to secure  Fiserv's  interest,  the  Company  has granted  to Fiserv a first  priority  lien in all of the  outstanding  shares of FMSC that it owns.
                The Company  received  additional  cash  advances  of  $1,250,000  each in November  2001 and 2002, respectively.

NOTE 4 -        SECURITIES OWNED and SOLD, NOT YET PURCHASED

                                                                             December 31,
                                                                 2002                          2001
                                                                 ----                          ----
                                                                      Sold                           Sold
                                                                      not yet                        not yet
                                                          Owned       Purchased         Owned        Purchased
                                                          -----       ---------         -----        ---------

                Municipal obligations                   $ 10,537         $--         $   51,813       $     --
                Stocks                                   111,216          --          1,001,705        230,923
                Corporate bonds                               --          --             37,031             --
                Options                                       --          --              5,120         14,155
                Certificates of deposit                   42,000          --                 --             --
                Mutual funds                              14,820          --                 --             --
                Other                                      2,008          --             34,223             --
                                                         -------          --          ---------        -------
                                                        $180,581         $--         $1,129,892       $245,078
                                                         =======          ====        =========        =======

                Securities  owned, and securities sold, not yet purchased  consist of trading  securities at quoted market values.  Nonmarketable  securities consist of investment  securities that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933.



NOTE 5 -        EMPLOYEE AND BROKER RECEIVABLES

                                                                                         December 31,
                                                                                    2002            2001
                                                                                    ----            ----

                Commission advances                                                 $ 265,678     $  611,896
                Forgivable loans                                                      167,221      1,148,624
                Other loans                                                           637,188        345,100
                                                                                    ---------      ---------
                                                                                   $1,070,087     $2,105,620
                                                                                    =========      =========

                The Company has an arrangement with certain  registered  representatives  to forgive their loans if they remain  licensed  with the Company  for an agreed  upon period of time,  generally  one to two years.  The loans are being  amortized to expense for  financial  reporting  purposes over the term of the loan.  Loan  amortization  expense was  $235,528,  $483,651 and  $129,986 in 2002,  2001 and
                2000,  respectively.  Other  loans to  employees  and  registered  representatives  are  payable in installments  generally  over periods of one to two years with interest rates ranging from 0% to 8%
                per annum.

NOTE 6 -        PROPERTY AND EQUIPMENT

                                                                                         December 31,
                                                                                    2002            2001
                                                                                    ----            ----

                Computer and office equipment                                     $ 2,852,536      $ 2,611,856
                Furniture and fixtures                                              1,243,861        1,195,186
                Leasehold improvements                                                802,790          802,790
                                                                                    ---------        ---------
                                                                                    4,899,187        4,609,832
                Less:  Accumulated depreciation and amortization                   (3,502,295)      (2,978,031)
                                                                                    ---------        ---------
                                                                                  $ 1,396,892      $ 1,631,801
                                                                                    =========        =========

                Depreciation expense was $526,816, $563,685 and $600,626 in 2002, 2001 and 2000, respectively.

                During 2001, the Company  established a $500,000  reserve  against  payments  previously  made to a vendor for the development of applications  software,  and in 2002 instituted a lawsuit against the vendor.  In July 2002, the Company settled the lawsuit upon receipt of a $230,000 cash payment.

NOTE 7 -        LOANS RECEIVABLE - OFFICERS

                Loans receivable at December 31, 2002 were as follows:

                Chief Executive Officer (CEO)                                                         $133,368
                Chief Operating Officer (COO)                                                           45,568
                                                                                                       -------
                Total                                                                                 $178,936
                                                                                                       =======


                Commencing April 11, 2003, the CEO's remaining  principal  balance will be paid off in 52 bi-weekly installments  of  $2,576,  and the  COO's  remaining  principal  balance  will  be  paid  off in 26 bi-weekly  installments  of $1,630.  Both loans carry  interest at the rate of 3% per annum and are evidenced by unsecured promissory notes.

NOTE 8 -        NOTES PAYABLE

                                                                                           December 31,
                                                                                     2002               2001
                                                                                     ----               ----

                 a)   Convertible promissory notes, net of discount                   $48,057         $227,376
                 b)   Subordinated note payable                                           --            50,000
                                                                                       ------          -------
                                                                                      $48,057         $277,376
                                                                                       ======          =======

                 a)   Notes payable in thirty-six  monthly  non-interest  bearing  installments  of $16,404 through
                      September  2002,  plus  balloon  payments  of  $112,000,  which  include  interest of $12,000 calculated on the basis of 8% of the balloon  amount  beginning in month nineteen of the note term.  The Company  recorded a loan  discount on the notes of  $64,609,  which was  amortized over the note terms  using the  interest  method.  The notes were  convertible  into  345,263 common  shares  of the  Company's  common  stock  based on a  conversion  price of $2.00  per share.  In  September  2002,  the  parties  agreed to  refinance  the balloon  payments.  The amended terms provided for six monthly  installments  of $16,404 and a final payment in March
                      2003  of  $15,889,  including  interest  at the  rate  of 8% per  annum.  The  Company's  CEO personally guaranteed repayment of the refinanced amounts.

                b)    Note  bearing  interest  at 8% per  annum;  subordinated  to the  claims  of  FMSC's  general creditors under a subordination agreement approved by the NASD.

NOTE 9 -        6% CONVERTIBLE DEBENTURES

                In December  2002,  the Company  raised gross  proceeds of $1,030,000 in a private  placement of 6%
                convertible  debentures.  The debentures are convertible  into 2,060,000  shares of common stock at
                $.50 per share,  subject to adjustment for stock dividends and stock splits,  and mature five years from  the  date  of  issuance  unless  previously  converted.  Interest  is  payable  in  cash on a semi-annual  basis until  maturity or  conversion,  commencing  on April 1, 2003. In the event that the  closing  bid  price of the  Company's  common  stock is 200% of the  conversion  price for the twenty (20) consecutive  trading days prior to the date of notice of conversion or prepayment,  the
                Company,  at its option,  may upon  thirty  (30) days  written  notice to the  holders,  demand the conversion  of some or all of the  debentures,  or  prepay  some  or all of the  debentures  at the following  prepayment  prices:  130% of the  principal  amount if prepaid from the date of issuance until the first  anniversary  of the date of  issuance;  120% of the  principal  amount if  prepaid anytime  thereafter.  The debentures contain certain covenants which,  among other things,  prevent the sale of all or substantially  all of the Company's assets without  provision for the payment of the  debentures  from such  sales  proceeds,  and  making  loans to any  executive  officers  or 5%
                stockholders.

                Offering  costs of  approximately  $44,000  have  been  capitalized  and are being  amortized  on a straight-line basis over the term of the debentures.

NOTE 10 -       INCOME TAXES

                The provision for income taxes (income tax benefit) consists of the following:

                                                                               Year ended December 31,
                                                                         2002           2001           2000
                                                                         ----           ----           ----

                Currently payable (refundable):
                      Federal                                           $(212,300)      $(893,978)  $    838,225
                      State                                                36,300          11,727        225,502
                                                                          -------         -------      ---------
                                                                         (176,000)       (882,251)     1,063,727
                                                                          -------         -------      ---------

                Deferred:
                      Federal                                             470,000         483,978       (817,223)
                      State                                                    --         307,284       (239,783)
                                                                          -------         -------      ---------
                                                                          470,000         791,262     (1,057,006)
                                                                          -------         -------      ---------
                Provision for income taxes (income tax benefit)         $ 294,000      $  (90,989)  $      6,721
                                                                          =======         =======      =========

                Following is a  reconciliation  of the income tax  provision  (benefit)  with income taxes based on the federal statutory rate:

                                                                               Year ended December 31,
                                                                         2002           2001           2000
                                                                         ----           ----           ----

                Expected federal tax benefit at statutory rate          $ (926,397)   $(1,802,142)     $(220,319)
                Non-deductible expenses                                     35,680         65,400         32,219
                State taxes, net of federal tax effect                    (144,958)      (230,898)       (44,355)
                Change in valuation allowance                            1,329,675      1,876,651        239,176
                                                                         ---------      ---------        -------
                                                                       $   294,000  $     (90,989)   $     6,721
                                                                         =========      =========        =======

                The tax  effects  of the  temporary  differences  that give  rise to  significant  portions  of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are:

                                                                                           December 31,
                                                                                     2002               2001
                                                                                     ----               ----
                Deferred tax assets:
                   Deferred income                                                 $ 2,177,729      $ 1,913,333
                   Reserves and allowances                                           1,366,266          849,213
                   Tax loss carryforwards                                              258,125          165,163
                   Stock-based compensation                                            261,286          270,092
                   Other                                                                31,725           37,655
                                                                                     ---------        ---------
                Sub total                                                            4,095,131        3,235,456
                Valuation allowance                                                 (3,635,131)      (2,305,456)
                                                                                     ---------        ---------
                Net deferred tax assets                                              $ 460,000     $    930,000
                                                                                     =========        =========

                The Company has  recorded a valuation  allowance  to offset tax  benefits  arising  primarily  from deferred  revenue,  reserves,  tax loss  carryforwards and stock-based  compensation  because their realization is uncertain.  Unreserved  deductible temporary  differences are expected to reverse in
                2003 and 2004.  As of December 31,  2002,  the Company has  approximately  $.1 million and $5.8 million of federal and state net operating  loss  carryforwards,  respectively,  available to offset future taxable income.  These losses expire at various dates through 2022.

                The Company is seeking the recovery of  approximately  $212,000 of federal  income taxes  through a loss carryback refund claim.  The claim is subject to IRS review.

                Two state taxing authorities are currently  conducting routine  examinations of the Company's sales and income tax returns. The Company cannot predict the outcome of the audits at this time.

NOTE 11 -       COMMITMENTS AND CONTINGENT LIABILITIES

                Leases

                The Company  leases office  facilities and equipment  under  operating  leases  expiring at various dates  through  2005.  The lease for the  Company's  headquarters  has a  six-year  renewal  option through 2011.

                During 2001, the Company entered into two capital leases under a  sale/leaseback  arrangement  with a leasing company.  The transactions  resulted in a gain of approximately  $45,000,  which has been deferred and is being amortized on a straight-line basis over the related lease terms.

                Future minimum lease payments as of December 31, 2002 are as follows:

                                                                                      Capital          Operating
                                                                                      Leases           Leases
                                                                                      -------          ---------

                             2003                                                      $248,916       $1,181,595
                             2004                                                       114,396        1,103,126
                             2005                                                        15,711          296,302
                             2006                                                            --          169,500
                                                                                        -------        ---------
                   Total minimum lease payments                                         379,023       $2,750,523
                   Less:  Amount representing interest                                  (35,341)       =========
                                                                                         ------
                                                                                       $343,682
                                                                                        =======

                Operating  lease  expense for 2002,  2001 and 2000 totaled  $1,392,658,  $1,253,711  and  $955,866, respectively.

                Other assets  include a certificate of deposit in the amount of $79,000,  which is  collateralizing a letter of credit issued for the benefit of a landlord.

                Employment agreements

                The Company's  board of directors  has approved new  employment  agreements  with similar terms for its CEO and its COO.  The  agreements expire in  December  2005 and provide for a base annual  salary of $256,218,  increasing  by 10% per annum on January 1st of each contract  year.  Each  employee will also be entitled to share a bonus pool equal to 10% of the net pre-tax profit of the Company,  as defined,  provided that, in the event the pre-tax profit is less than $500,000 in any year,  no bonus will be paid for that year.  The  agreements  also provide for severance payments under various circumstances,  including voluntary  termination,  termination for cause,  and termination  resulting from a change of control,  as defined in the agreements.  In the event of termination  resulting from a change in control,  each officer, in addition to any accrued base salary and bonuses,  twenty-four  additional  months of base  salary,  and a  continuation  of benefits  for  twenty-four  months,  will be  entitled to a cash  payment (or a credit  against the exercise price of employee stock  options) equal to three times the most recent  five-year  average of the officer's gross income.

                During 2002, the CEO and COO each waived their rights to approximately $126,000 of base salary.

                Legal matters

                FMSC is a  respondent  in numerous  arbitrations  arising  from  customer  purchases  of high yield corporate  bonds which  declined in market value after the purchases  were made. The claims allege, among other charges,  unsuitable  recommendations and/or improper use of margin, and seek aggregate compensatory  damages in excess of $12  million.  Some of the claims seek  punitive  damages  and the recovery of various  costs.  The Company is  vigorously  defending  these actions and believes that there are  meritorious  defenses in each case.  There is no remaining insurance  coverage  available for the payment of settlements and/or judgments that may result from these particular claims.

                FMSC is also a respondent or  co-respondent  in various other legal  proceedings  which are related to its securities  business.  FMSC is contesting  these claims and believes  there are  meritorious defenses  in each  case.  The  availability  of  insurance  coverage  in any particular case is determined  on a case by case  basis by the  insurance  carrier,  and is  limited  to the  coverage limits within the policy for any individual claim and in the aggregate.

                As of December 31, 2002, the Company has accrued $1,154,000 for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements.  Management  cannot give  assurance  that this accrual will be adequate to cover actual costs that may be  subsequently  incurred.  It is not  possible  to  predict  the  outcome  of  other matters pending against FMSC. All such cases are, and will continue to be,  vigorously  defended.
                However, litigation is subject to many  uncertainties,  and some of these actions and proceedings may result in adverse judgments.  After considering all relevant facts,  available  insurance coverage and the advice of litigation counsel, it is possible that the Company's consolidated  financial condition, results of operations,  or cash flows could be materially  affected by unfavorable  outcomes or settlements of certain pending litigation.

                FMSC has also filed a claim against one of its competitors for raiding, unfair competition and use of proprietary and confidential information.  The Company has obtained temporary injunctive relief from the Supreme Court of New York, as well as a consent injunctive order from an NASD arbitration panel.  A hearing will be held later this year to determine the damages portion of the Company's claims.  Management is unable to determine at this time what damages, if any, might be awarded.

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

                The Company has sold  securities  that it does not currently own and will  therefore be required to purchase  such  securities  at a future date.  The Company has recorded  these  obligations  in the financial  statements  at market  values of the related  securities  ($-0- and $245,078 at December
                31,  2002 and 2001,  respectively)  and will  incur a loss if the  market  value of the  securities increases subsequent to year-end.

                Financial  instruments  that  potentially  subject the  Company to  significant  concentrations  of credit risk consist  principally  of cash and  securities  inventories.  The Company  maintains all inventory  positions and a  significant  portion of its cash  balances at its clearing  firm.  Cash balances held at banks may periodically exceed insurance coverage.

NOTE 13 -       401(k) PLAN

                The Company  sponsors a defined  contribution  pension plan covering all  participating  employees.
                The Company may elect to contribute up to 100% of each  participant's  annual  contribution  to the plan.  There were no employer contributions in 2002, 2001 or 2000.


NOTE 14 -       TEMPORARY EQUITY - STOCK SUBJECT TO REDEMPTION

                During 2002,  the holder of 3,000 shares of common stock subject to  redemption  agreed to sell the shares  and  provided  a  general  release  to the  Company.  Accordingly,  the  shares  have  been reclassified to permanent capital as of December 31, 2002.

NOTE 15 -       STOCK OPTION PLANS

                2002 Stock Incentive Plan

                In June 2002, the Company  adopted and its  stockholders  approved the 2002 Incentive  Stock Option
                Plan (the "2002 Plan"),  replacing the 1992  Incentive  Stock Option Plan (the "1992 Plan"),  which expired in September  2002.  The Company has  reserved up to  5,000,000  shares of common stock for issuance under the 2002 Plan. The 2002 Plan permits the grant of incentive  stock options  ("ISOs")
                to employees or  employees  of its  subsidiaries.  Non-qualified  stock  options  ("NQSOs")  may be granted to employees,  consultants, and independent registered representatives.  As of December 31,
                2002,  options  to  purchase  a total of 476,000  shares  were  outstanding  and  4,525,000  shares remained available for future issuance under the 2002 Plan.

                The 2002 Plan provides for the grant of options,  including ISOs, NQSOs, stock appreciation  rights or  any  combination  thereof  (collectively,  "Awards").  The  exercise  price  of the  Awards  is established  by the Board of Directors  and, in the case of ISOs, the per share exercise price must be equal to at  least  100% of fair  market  value  of a share of the  common  stock on the date of grant.  The Board of Directors  determines the terms and provisions of each award granted under the
                2002 Plan,  including  the  exercise  price,  term and vesting  schedule.  Under the 2002 Plan,  no individual will be granted ISOs  corresponding  to shares with an aggregate fair value in excess of
                $100,000 in any calendar year. The 2002 Plan will terminate in 2012.

                2002 Non-Executive Director Stock Option Plan

                In June 2002, the Company adopted and its  stockholders  approved the 2002  Non-Executive  Director
                Stock Option Plan (the "2002 Director  Plan"),  replacing the  Non-Executive  Director Stock Option
                Plan,  which expired in September 2002. Under the 2002 Director Plan, each  non-executive  director will  automatically  be granted an option to purchase 20,000 shares,  pro rata, on September 1st of each year or partial year of service.  The Plan will be  administered  by the Board of Directors or a committee of the Board,  which shall at all times consist of not less than two  officer/directors of the Company who are  ineligible  to  participate  in the 2002 Director  Plan.  The 2002 Director
                Plan does not contain a reserve for a specific  number of shares  available for grant.  Each option issued under the 2002 Director  Plan will be  immediately  vested NQSOs,  and will have a five-year term and an  exercise  price equal to the 100% of the fair  market  value of the shares  subject to such option on the date of grant.  The 2002 Director Plan will terminate in 2012.

                1996 Management Incentive Plan

                In June 2000, the Company's  stockholders  approved an amendment to the 1996  Management  Incentive
                Plan (the "1996  Plan") to increase the number of shares  reserved  for issuance to key  management employees  from  2,000,000  to  4,000,000  shares.  Awards can be granted  through the  issuance of incentive  stock rights,  stock options,  stock  appreciation  rights,  limited stock  appreciation rights,  and shares of restricted  Common Stock.  The exercise price of an option  designated as an
                ISO may in no event be less  than  100% of the then  fair  market  price of the  stock  (110%  with respect to ten percent  stockholders),  and not less than 85% of the fair market  price in the case of other options. The 1996 Plan will terminate in June 2006.

                A summary of the  activity in the  Company's  stock option  plans for the  three-year  period ended
                December 31, 2002 is presented below:

                                                                                                          Weighted
                                                                                                           Average
                                                                                                          Exercise
                                                                                         Shares            Prices
                                                                                         ------            ------

                  Options outstanding, December 31, 1999                                 3,519,700          1.68
                      Granted                                                            2,014,498          1.87
                      Canceled                                                            (967,500)         1.37
                      Exercised                                                            (57,000)          .98
                  Options outstanding, December 31, 2000                                 4,509,698          1.84
                      Granted                                                            1,130,000          1.29
                      Canceled                                                            (395,700)         1.69
                  Options outstanding, December 31, 2001                                 5,243,998          1.73
                      Granted                                                              573,000           .55
                      Canceled                                                          (1,744,500)         1.84
                  Options outstanding, December 31, 2002                                 4,072,498          1.52

                Additional information with respect to options under the Company's option plans is as follows:

                The  Company   applies  APB  No.  25  in  accounting  for  employee  stock  options.   Accordingly,
                compensation  is recognized in the  consolidated  financial  statements  only for the fair value of options issued to consultants  and affiliate  brokers.  Such  compensation  is amortized to expense over the related  options'  vesting  periods.  Compensation  expense  recognized in 2002,  2001 and
                2000 totaled $2,985, $33,830 and $288,209, respectively.

                Additional  information  as of December  31,  2002 with  respect to all  outstanding  options is as follows:

                                              Options Outstanding                        Options Exercisable
                                              -------------------                        -------------------
                                                     Weighted
                                                      Average          Weighted                         Weighted
                                                     Remaining          Average                          Average
                                      Number        Contractual        Exercise         Number          Exercise
             Range of prices        Outstanding        Life              Price        Exercisable         Price
             ---------------        -----------        ----              -----        -----------         -----

              $0.22 - $0.30              65,000         4.82             $0.25             13,000         $0.25
              $0.31 - $0.50             322,000         4.75              0.47             78,800          0.41
              $0.54 - $0.83             767,000         3.52              0.74            516,600          0.76
              $1.00 - $1.50             576,498         2.25              1.42            477,549          1.41
              $1.56 - $2.22           2,169,000         1.84              1.93          1,751,000          1.92
              $2.38 - $2.75             173,000         2.39              2.55            119,600          2.57

              $0.22 - $2.75           4,072,498         2.52             $1.52          2,956,549         $1.61



NOTE 16 -       STOCKHOLDERS' EQUITY (DEFICIT)

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

                Each  shareholder  of record as of December 15, 1997 received three rights for each share of Common
                Stock held as of the record date,  with three rights  required to subscribe  for a single Unit at a price of $.45 per Unit.  In December  2000,  the Company's  board of directors  approved a two-year extension  of the Class A  Warrants.  Both Class A and Class B Warrants  expired  on  February  17,
                2003,  leaving  3,072,446  Class C warrants  outstanding.  The Class C warrants  expire in February
                2005.

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

                During 1999, the Company issued  349,511 Series A shares in a private  exchange  offering to Global lease  investors.  During 2002 and 2001, 940 and 18,321  preferred shares were converted into 1,880 and 36,642 shares of common stock, respectively.

                The Company is presently  authorized to issue 4,375,000  additional shares of Preferred Stock, none of which has been issued at December  31,  2002.  The rights and  preferences,  if any, to be given to these preferred shares will be designated at the time of issuance.

                Stock Repurchase Program

                During  2002 and 2001,  the  Company  repurchased  100,000  and  236,767  shares  for  $25,016  and
                $143,564, respectively, under a stock repurchase program authorized by the board of directors.

                Warrants

                The  Company  issued  103,000  common  stock  purchase   warrants  as  compensation  to  registered
                representatives  in connection  with the December 2002 debenture  offering.  The Company valued the warrants at $11,382 using the Black-Scholes  option pricing method,  and included the warrant value in deferred financing costs.

                During 1999, the Company issued 25,000 common stock purchase  warrants in connection  with a Global lease  settlement.  The warrants are  exercisable  at $1.75 per share for a five-year  period.  The
                Company valued the warrants at $27,382 using the Black-Scholes option pricing model.

NOTE 17 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

                Substantially  all  of  the  Company's  financial  instruments  at  December  31,  2002  and  2001, consisting  primarily of marketable equity securities,  amounts due from FMSC's clearing firms, and notes payable are carried at, or  approximate  fair value due to their  short-term  nature,  or the use of mark-to-market accounting for marketable securities.

NOTE 18 -       NET CAPITAL REQUIREMENTS

                FMSC is subject to the Securities and Exchange  Commission  Uniform Net Capital Rule (Rule 15c3-1),
                which requires FMSC to maintain  minimum net capital,  as defined.  At December 31, 2002,  FMSC had net capital of  $1,085,853,  which was  $777,574 in excess of its required net capital of $308,279.
                FMSC's ratio of aggregate indebtedness to net capital was 4.26 to 1.

NOTE 19 -       UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                               March 31,        June 30,       September 30,       December 31,
                                                 2002             2002             2002                2002
                                                 ----             ----             ----                ----

Revenues                                     $12,748,468      $12,876,729      $10,738,742        $11,602,805
Expenses                                      13,044,130       13,849,861       11,243,268         12,789,920
Net loss                                        (295,662)        (973,132)        (504,526)        (1,187,115)
Net loss applicable to common
  stockholders                                  (320,502)        (997,971)        (529,365)        (1,211,884)

Loss per common share:

   Net loss applicable to common
      stockholders - basic and diluted              (.04)            (.12)            (.06)              (.14)


                                                March 31,         June 30,    September 30,       December 31,
                                                  2001              2001           2001              2001
                                                  ----              ----           ----              ----

Revenues                                     $11,712,547      $14,608,537      $12,192,917        $12,706,414
Expenses                                      12,331,999       15,391,658       14,267,380         14,437,601
Net loss                                        (619,452)        (783,121)      (2,074,463)        (1,731,187)
Net loss applicable to common
   stockholders                                 (642,918)        (807,961)      (2,099,303)        (1,756,794)

Loss per common share:

   Net loss applicable to common
      stockholders - basic and diluted              (.07)            (.09)            (.24)              (.20)

                Net loss per share is computed  independently for each of the quarters  presented.  Therefore,  the sum of the quarterly net loss per share figures does not  necessarily  equal the total computed for the entire year.

NOTE 20 -       VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                         Balance at     Charged to        Charged to                  Balance at
                                         beginning      costs and         other                       end
                                         of period      expenses          accounts     Deductions     of period
                                         ---------      --------          --------     ----------     ---------

Valuation allowance for deferred
 tax assets:
   Year ended December 31, 2002          $2,305,456        $1,329,675        $--  $           --     $3,635,131
   Year ended December 31, 2001             428,805         1,876,651         --              --      2,305,456
   Year ended December 31, 2000             189,629           239,176         --              --        428,805

Reserve for notes receivable:
   Year ended December 31, 2002          $       --        $       --        $--  $           --     $       --
   Year ended December 31, 2001                  --                --         --              --     $       --
   Year ended December 31, 2000                  --           239,000         --        (239,000)            --

NOTE 21 -       SUBSEQUENT EVENT

                In January 2003,  the Company  issued an additional  $210,000  principal  amount of 6%  convertible debentures.  These  debentures  are subject to the same terms as those issued in December 2002 (see
                Note 9). The Company  also issued  21,000  warrants to  registered  representatives  in  connection with the debenture offering.


                                                                  Exhibit 3.3


                          FIRST MONTAUK FINANCIAL CORP.
                    CERTIFICATE OF AMENDMENT TO DESIGNATE THE
                        RELATIVE RIGHTS, PREFERENCES AND
                        LIMITATIONS AND NUMBER OF SHARES
                                       OF
                            SERIES A PREFERRED STOCK

                   (Pursuant to Section l4A:7-2 of the General
                  Corporations Law of the State of New Jersey)


     First Montauk Financial Corp., a corporation organized and existing under the laws of the State of New Jersey, DOES HEREBY CERTIFY THAT:

     FIRST: The name of the Corporation is First Montauk Financial Corp.

     SECOND: Pursuant to authority conferred upon the Board of Directors by the Certificate of Incorporation of the Corporation under the provisions of l4A:7-2(2) of the General Corporations Law of the State of New Jersey, all of the Directors of the Corporation, duly adopted, the following resolution:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation by Section l4A:7-2 of the General Corporations Law of the State of New Jersey and in accordance with the provisions of its Certificate of Incorporation, a class of preferred stock of this Corporation to be known as Series A Convertible Preferred Stock, is hereby created and provided for, to be limited in amount to 625,000 shares and this Board of Directors hereby fixes, states and expresses the terms, designation, relative rights, preferences and limitations of such Class in the particulars required by but not specifically set forth in said Certificate of Incorporation, or any amendment thereto, as follows:

     (a) Designation.

     The designation of this class of preferred shares shall be "Series A Convertible Preferred Stock", $.10 par value (the "Series A Preferred Stock").

     (b) Dividends

     (i) Holders of shares of the Series A Preferred Stock shall be entitled to receive, if and when declared payable from time to time by the Board of Directors from funds legally available therefor, dividends in cash at the rate of 6% per share per annum (computed on the basis of a 360 day year for the actual number of days elapsed), and no more, payable quarterly on the 1st day of January, April, July and October in each year (unless such day is not a business day, in which event on the next business day), to holders of record as they appear on the register for the Series A Preferred Stock on the 15th of December, the 15th of March, the l5th of June or the 15th of September immediately preceding the dividend payment date. A quarterly dividend period shall begin on the day following each dividend payment date set forth above and end on the next succeeding dividend payment date. If dividends shall not have been paid, or declared and set apart for payment, upon each outstanding share of the Series A Preferred Stock at the aforesaid rates, such deficiency shall be cumulative in full (and thereby accumulate).

     (ii) Such dividends shall be payable before any cash dividends shall be declared or paid upon or set apart for the common stock, no par value, or such other stock into which said common stock may be converted, issued and outstanding of the Corporation (the "Common Stock"), so that if at any time any dividends upon the outstanding shares of Series A Preferred Stock at the rate of 6% per annum shall not have been paid thereon or declared and set apart therefor with respect to all preceding dividend periods, the amount of the deficiency shall be fully paid or declared and set apart for payment, but without interest, before any distribution, whether by way of dividend or otherwise, but excluding stock dividends payable in Common Stock, shall be declared or paid upon, or set apart for, the Common Stock.

     (c) Redemption.

     (i) Redemption: The Corporation may not redeem the whole or any part of the shares of Series A Preferred Stock.

     (d) Liquidation.

     In the event of any voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the corporation, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series A Preferred Stock shall be entitled to receive, from the net assets of the Corporation, $5.00 per share plus an amount equal to all dividends unpaid on such share up to and including the date fixed for distribution, and no more, before any distribution shall be made to the holders of junior stock. Neither the merger nor consolidation of the Corporation, nor the sale lease or conveyance of all or a part of its assets, shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation within the meaning of this Paragraph d.

     (e) Voting Rights.

     The holders of a share or shares of Series A Preferred Stock shall not have any voting rights, except as provided by the General corporation Law of the State of New Jersey.

     (f) Conversion.

     (i) Optional Conversion.

     Each holder of Series A Preferred Stock may at any time after the date of issuance upon surrender of the certificates therefor, convert any or all of his Series A Preferred Stock into fully paid and nonassessable Common Stock of the Corporation, at a conversion rate of two shares of Common Stock for each one share of Series A Preferred Stock being converted. At the time of conversion all cumulated but unpaid dividends shall be paid in cash to the converting Preferred Shareholder.

     Such option to convert shall be exercised by surrendering for such purpose to the Corporation or its agent, as provided above, certificates representing the shares to be converted, duly endorsed in blank or accompanied by proper instruments of transfer, and at the time of such surrender, the person exercising such option to convert shall be deemed to be the holder of record of the Common Stock issuable on such conversion, notwithstanding that the certificates representing such Common Stock shall not then be actually delivered to him. No fractional shares of Common Stock shall be issued upon conversion of Series A Preferred Stock but, in lieu of any fraction of a share of Common Stock which would otherwise be issuable in respect of the aggregate number of shares of this Series surrendered for conversion at one time by the same holder, the Corporation shall pay in such case an amount equal to the sum of the current market price of the Corporation's Common Stock multiplied by a number equal to the fraction of a share.

     (ii) Automatic Conversion

     Each share of Series A Preferred Stock is automatically converted into two shares of the Company's Common Stock, without any action by the holder, if (a) the closing price of the Company's Common Stock, as defined below, is $3.50 or more for 20 consecutive trading days, subject to certain adjustments to pre-vent dilution (the "Automatic Conversion Date"); and (b) the shares issuable upon conversion of the Series A Preferred Stock are registered for public sale under the Securities Act of 1933, as amended. Commencing on the automatic Conversion Date, each certificate for Series A Preferred Stock shall be deemed to represent the number of shares of Common Stock into which the Series A Preferred Stock represented by such certificate shall be convertible; and the Corporation shall treat all certificates for Series A Preferred Stock as certificates for the maximum number of shares of Common Stock into which the Series A Preferred Stock originally represented by such certificate was convertible. At the time of conversion all cumulated but unpaid dividends shall be paid in cash to the converting Preferred Shareholder.

     (iii) For the purposes of any computation pursuant to this Paragraph (f), the current market price of the Corporation's Common Stock shall be deemed to be the average daily closing prices of the Corporation's Common Stock for the thirty (30) consecutive days immediately preceding the date on which such shares are duly surrendered for conversion. For purposes of this paragraph (f), the "closing price" for each day shall be the last sales price regular way or, in case no sales takes place on such day, the average of the closing bid and asked prices regular way, in either case on the New York Stock Exchange, or if the Corporation's Common Stock is not listed or admitted to trading on such Exchange, on the Principal national securities exchange on which the Common Stock is listed or admitted to trading, or if not listed or admitted to trading on any national securities exchange, the average of the high bid and low asked price for such day as reported by the National Association of Securities Dealers, Inc. through NASDAQ, or if the National Association of Securities
Dealers, Inc. through NASDAQ shall not have reported any bid and asked prices for the Common Stock for such day, the average of the bid and asked prices for such day reported by the National Quotation Bureau, Inc., or if no such bid and asked prices can be obtained from any such firm, the fair market value of one share of the Common Stock on such day as determined in good faith by the Board of Directors of the Corporation.

     (g) Anti-Dilution Provisions

     The rate of conversion provided for in subparagraph (f) hereof of two shares of Common Stock for each one share of Series A Preferred Stock being converted is based upon a price of the Preferred Shares of $5.00 for each Series A Preferred Share.

     The rate of conversion and the number and kind of securities into which the Series A Preferred Shares are convertible shall be subject to adjustment from time to time upon the happening of certain events as hereinafter provided. The rate of conversion in effect at any time and the number and kind of securities into which the Preferred Shares are convertible shall be subject to adjustment as follows:

     (l) In case the Corporation shall (i) pay a dividend or make a distribution on its shares of Common Stock in shares of Common Stock, (ii) subdivide or reclassify its outstanding Common Stock into a greater number of shares, or
(iii) combine or reclassify its outstanding Common Stock into a smaller number of shares, the rate of conversion in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the Series A Preferred Shareholder after such date shall be entitled to receive the aggregate number and kind of shares which, if the Series A Preferred Stock had been converted by such Shareholder immediately prior to such date, he would have owned upon such conversion and been entitled to receive upon such dividend, subdivision, combination or reclassification. For example, if the Corporation declares a 2 for l stock dividend or stock split and the rate of conversion immediately prior to such event was $5 for two shares of Common Stock, the adjusted rate of conversion immediately after such event would be $2.50 for two shares of Common Stock. Such adjustment shall be made successively whenever any event listed above shall occur.

     (2) In case the Corporation shall hereafter issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price (or having a conversion price per share) less than the current market price of the Common Stock (as defined in Subsection (f) above) on the record date mentioned below, the rate of conversion shall be adjusted so that the same shall be equal to the price determined by multiplying the rate of conversion in effect immediately prior to the date of such issuance by a fraction, the numerator of which shall be the sum of the number of shares of Common Stock outstanding on the record date mentioned below and the number of additional shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered (or the aggregate conversion price of the convertible securities so offered) would purchase at such current market price per share of the Common Stock, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding on such record date and the number of additional shares of Common Stock offered for subscription or purchase (or into which the convertible securities so offered are convertible). Such adjustment shall be made successively whenever such rights or warrants are issued and shall become effective immediately after the record date for the determination of shareholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock are not delivered (or securities convertible into Common Stock are not delivered) after the expiration of such rights or warrants the rate of conversion shall be readjusted to the rate of conversion which would then be in effect had the adjustments made upon the issuance of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or securities convertible into Common Stock) actually delivered.

     (3) In case the Corporation shall hereafter distribute to the holders of its Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions and dividends or distributions referred to in Subsection (l) above) or subscription rights or warrants (excluding those referred to in Subsection (2) above), then in each such case the rate of conversion in effect thereafter shall be determined by multiplying the rate of conversion in effect immediately prior thereto by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding multiplied by the current market price per share of Common Stock (as defined in Subsection
(f) above), less the fair market value (as determined by the Corporation's Board of Directors) of said assets or evidences of indebtedness so distributed or of such rights or warrants, and the denominator of which shall be the total number of shares of Common Stock outstanding multiplied by such current market price per share of Common Stock. Such adjustment shall be made successively whenever such a record date is fixed. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

     (4) Whenever the rate of conversion of the Series A Preferred Stock is adjusted pursuant to Subsections (l), (2) and (3) above, the number of Shares issuable upon conversion of the Series A Preferred Stock shall simultaneously be adjusted by multiplying the number of Shares initially issuable upon conversion of the Series A Preferred Stock by the rate of conversion in effect on the date hereof and dividing the product so obtained by the rate of conversion, as adjusted.

     (5) No adjustment in the rate of conversion shall be required unless such adjustment would require an increase or decrease of at least ten cents ($0.l0) in such price; provided, however, that any adjustments which by reason of this Subsection (g) are not required to be made shall be carried forward and taken into account in any subsequent adjustment required to be made hereunder. All calculations under this Section (g) shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. Anything in this Section
(g) to the contrary notwithstanding, the Corporation shall be entitled, but shall not be required, to make such changes in the rate of conversion, in addition to those required by this Section (g), as it, in its sole discretion, shall determine to be advisable in order that any dividend or distribution in shares of Common Stock, subdivision, reclassification or combination of Common Stock, issuance of warrants to purchase Common Stock or distribution of evidences of indebtedness or other assets (excluding cash dividends) referred to hereinabove in this Section (g) hereafter made by the Corporation to the holders of its Common Stock shall not result in any tax to the holders of its Common Stock or securities convertible into Common Stock.

     (6) Whenever the rate of conversion is adjusted, as herein provided, the Corporation shall promptly cause a notice setting forth the adjusted rate of conversion and adjusted number of Shares issuable upon conversion of each share of Series A Preferred Stock to be mailed to the holders of the Series A Preferred Stock, at their last addresses. The Corporation may retain a firm of independent certified public accountants selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any computation required by this Section (g), and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

     (7) Whenever the rate of conversion shall be adjusted as required by the provisions of this Section (g), the Corporation shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office, an officer's certificate showing the adjusted rate of conversion determined as herein provided, setting forth in reasonable detail the facts requiring such adjustment, including a statement of the number of additional shares of Common Stock, if any, and such other facts as shall be necessary to show the reason for the manner of computing such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by any Series A Preferred Shareholder, and the Corporation shall, forthwith after each such adjustment, mail a copy by certified mail of such certificate to each Series A Preferred Shareholder.

     THIRD:  The  foregoing   resolution  of  the  Board  of  Directors  of  the
Corporation was duly adopted by Unanimous Consent on May 18, 1999.

     FOURTH: The Certificate of Incorporation is amended so that the designation and the number of shares of each class and Series acted upon in the resolution and the relative rights, preferences and limitations of each such class and series, are as stated in the resolution.

     IN WITNESS WHEREOF, the undersigned hereby executes this document and affirms that the facts set forth herein are true under the penalties of perjury this 18TH day of May, 1999.


                                    /s/ Herbert Kurinsky
                                    ---------------------------------------
                                    Herbert Kurinsky, President

CORPORATE SEAL
                                     ATTEST:

                                    /s/ William J. Kurinsky
                                    ---------------------------------------
                                    William J. Kurinsky, Secretary

                                                                Exhibit 99.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Herbert Kurinsky
---------------------------------------
Herbert Kurinsky
Chief Executive Officer
April 14, 2003

                                                                Exhibit 99.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
---------------------------------------
William J. Kurinsky
Chief Financial Officer
April 14, 2003