Form 10-Q
period 2003-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2003-05-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                           Yes X             No

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes               No  X

APPLICABLE ONLY TO CORPORATE ISSUERS:
-------------------------------------

     8,527,164 Common Shares, no par value, were outstanding as of May 12, 2003.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                                 MARCH 31, 2003


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of March 31, 2003 and December 31, 2002   .........  3

     Consolidated Statements of Operations for the
       Three Months ended March 31, 2003 and 2002 ...........  4

     Consolidated  Statements of Cash Flows for
       the Three Months ended March 31, 2003 and 2002 ......   5

     Notes to Consolidated Financial Statements ............ 6-8

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ...... 9-13

     Item 3. Market Risk ...................................   13

     Item 4. Controls and Procedures .......................   14

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings ............................   15

     Item 2.  Changes in Securities and Use of Proceeds ....   15

     Item 3.  Defaults Upon Senior Securities ..............   15

     Item 4.  Submission of Matters to a Vote of Security
              Holders ......................................   15

     Item 5.  Other Information.............................   16

     Item 6.  Exhibits and Reports on Form 8-K..............   16

     Signatures ............................................   17

     Officers' Certifications .............................. 18-19

3

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31,       December 31,
                                                                                     2003              2002
                                                                                  (unaudited)

ASSETS
Cash and cash equivalents                                                         $ 1,971,788      $ 2,638,819
Due from clearing firm                                                              4,075,210        4,591,701
Trading and investment account securities                                             442,821          183,944
Employee and broker receivables                                                     1,091,003        1,070,087
Loans receivable - officers                                                           172,340          178,936
Property and equipment - net                                                        1,284,923        1,396,892
Income tax refunds receivable                                                         212,300          212,300
Deferred income taxes - net                                                           460,000          460,000
Other assets                                                                        1,971,702          692,827
                                                                                   ----------       ----------
   Total assets                                                                   $11,682,087      $11,425,506
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Deferred income                                                                   $ 5,282,213      $ 5,456,323
Securities sold, not yet purchased, at market value                                   229,629               --
Notes payable                                                                              --           48,057
Commissions payable                                                                 2,956,812        2,681,128
Accounts payable                                                                    1,586,681          577,225
Accrued expenses                                                                    1,304,857        1,987,871
Capital leases payable                                                                290,645          343,682
6% convertible debentures                                                           1,240,000        1,030,000
Other liabilities                                                                      62,199           78,910
                                                                                   ----------       ----------
   Total liabilities                                                               12,953,036       12,203,196
                                                                                   ----------       ----------

Commitments and contingencies (See Notes)

STOCKHOLDERS' DEFICIT
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares
   authorized, $.10 par value, 330,250 and 331,190 shares
   issued and outstanding, respectively; liquidation
   preference:  $1,651,250                                                             33,025           33,025
Common Stock, no par value, 30,000,000 shares
   authorized, 8,527,164 shares issued and outstanding                              3,416,220        3,416,220
Additional paid-in capital                                                          3,921,108        3,918,930
Accumulated deficit                                                                (8,631,960)      (8,135,777)
Less:  Deferred compensation                                                           (9,342)         (10,088)
                                                                                   ----------       ----------
   Total stockholders' deficit                                                     (1,270,949)        (777,690)
                                                                                   ----------       ----------
   Total liabilities and stockholders' deficit                                    $11,682,087      $11,425,506
                                                                                   ==========       ==========


                                          See notes to financial statements.

4

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three months ended March 31,
                                                                                    2003                2002
                                                                                 (unaudited)         (unaudited)

Revenues:

Commissions                                                                       $ 7,649,259      $ 9,683,706
Principal transactions                                                              2,261,330        2,120,539
Investment banking                                                                    195,328           63,035
Interest and other income                                                             850,250          881,188
                                                                                   ----------       ----------
  Total revenues                                                                   10,956,167       12,748,468
                                                                                   ----------       ----------
Expenses:

Commissions, employee compensation and benefits                                     9,097,622       10,477,779
Clearing and floor brokerage                                                          568,270          680,914
Communications and occupancy                                                          693,579          676,285
Legal matters and related costs                                                       401,066          267,156
Other operating expenses                                                              629,161          909,090
Interest                                                                               37,813           32,906
                                                                                   ----------       ----------
  Total expenses                                                                   11,427,511       13,044,130
                                                                                   ----------       ----------
Net Loss                                                                          $  (471,344)     $  (295,662)
                                                                                   ==========       ==========
Net loss applicable to common stockholders                                        $  (496,183)     $  (320,502)
                                                                                   ==========       ==========
Per share of Common Stock:
   Basic and diluted                                                              $     (0.06)     $     (0.04)
                                                                                   ==========       ==========
Number of common shares used in
basic and diluted loss per share                                                    8,527,164        8,622,284
                                                                                   ==========       ==========




                                          See notes to financial statements.



5


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ended March 31,
                                                                                     2003              2002
                                                                                  (unaudited)       (unaudited)

INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net loss                                                                        $ (471,344)     $  (295,662)
                                                                                     ---------       ----------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                       133,997          128,689
   Amortization                                                                         3,563            4,852
   Increase (decrease) in cash attributable to
   changes in assets and liabilities:
   Due from clearing firm                                                             516,491       (2,330,485)
   Trading and investment account securities                                         (258,877)         388,215
   Loans receivable - officers                                                          6,596          (45,445)
   Employee and broker receivables                                                    (20,916)         266,521
   Other assets                                                                    (1,279,514)         (66,158)
   Deferred income                                                                   (174,110)        (146,729)
   Securities sold but not yet purchased                                              229,629          863,754
   Commissions payable                                                                275,684          104,679
   Accounts payable                                                                 1,009,456             (123)
   Accrued expenses                                                                  (683,014)        (260,186)
   Income taxes payable                                                                    --           (7,111)
   Other liabilities                                                                  (16,711)         (52,321)
                                                                                    ----------      -----------
    Total adjustments                                                                (257,726)      (1,151,848)
                                                                                    ----------      -----------
     Net cash used in operating activities                                           (729,070)      (1,447,510)
                                                                                    ----------      -----------
Cash flows from investing activities:
Additions to property and equipment                                                   (22,028)         (45,104)
                                                                                    ----------      -----------
Cash flows from financing activities:
Payment of notes payable                                                              (48,057)         (99,210)
Payments of capital lease                                                             (53,037)         (47,664)
Proceeds from issuance of 6% convertible debentures                                   210,000               --
Payments of preferred stock dividends                                                 (24,839)         (24,840)
                                                                                    ----------      -----------
     Net cash provided by (used in) financing activities                               84,067         (171,714)
                                                                                    ----------      -----------
Net decrease in cash and cash equivalents                                            (667,031)      (1,664,328)
Cash and cash equivalents at beginning of period                                    2,638,819        1,779,554
                                                                                    ----------      -----------
Cash and cash equivalents at end of period                                         $1,971,788      $   115,226
                                                                                    ==========      ===========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                           $   19,625      $     32,906
                                                                                    ==========      ===========
Income taxes                                                                       $   20,170      $      4,704
                                                                                    ==========      ===========

Noncash financing activity:
Warrants charged to deferred financing costs in
connection with debenture offering                                                 $    2,178      $        --
                                                                                    ==========      ===========

                                          See notes to financial statements.

6
                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -          MANAGEMENT REPRESENTATION

     The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2003 and 2002. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.

     The results reflected for the three-month period ended March 31, 2003, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2003.

NOTE 2 -          NET LOSS PER SHARE

     Basic  loss  per  share  is   computed   by   dividing   net  loss  by  the
weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                              Three months ended March 31,
                                                 2003              2002

               Stock options                  3,961,998        4,630,498
               Warrants                       3,221,446        9,242,338
               Convertible debt               2,480,000           90,201
               Convertible preferred stock      660,500          662,380

NOTE  3 -      OTHER ASSETS

               Other assets consist of the following:

                                              March 31,       December 31,
                                                2003             2002

               Prepaid insurance             $1,264,421         $256,215
               Other assets                     707,281          436,612
                                              ---------          -------
                                             $1,971,702         $692,827
                                              =========          =======

     Prepaid insurance includes unamortized premiums for various corporate insurance policies. The March 2003 balance reflects a significant increase for errors and omissions (E&O) coverage for the policy period that commenced January 31, 2003.

NOTE  4 -         ACCOUNTS PAYABLE

     Accounts payable at March 31, 2003 includes a balance of $880,847 due under an insurance premium finance agreement. The balance is payable in seven monthly installments of $127,687, including interest at the rate of 4.4% per annum.

NOTE 5 -          6% CONVERTIBLE DEBENTURES

     In December 2002 and January 2003, the Company raised gross proceeds of $1,240,000 in a private placement of 6% convertible debentures. The debentures are convertible into 2,480,000 shares of common stock at $.50 per share, subject to adjustment for stock dividends and stock splits, and mature five years from the date of issuance unless previously converted. Interest is payable in cash on a semi-annual basis until maturity or conversion, commencing on April 1, 2003. In the event that the closing bid price of the Company's common stock is 200% of the conversion price for the twenty (20) consecutive trading days prior to the date of notice of conversion or prepayment, the Company, at its option, may upon thirty (30) days written notice to the holders, demand the conversion of some or all of the debentures, or prepay some or all of the debentures at the following prepayment prices: 130% of the principal amount if prepaid from the date of issuance until the first anniversary of the date of issuance; 120% of the principal amount if prepaid anytime thereafter. The debentures contain certain covenants which, among other things, prevent the sale of all or substantially all of the Company's assets without provision for the payment of the debentures from such sales proceeds, and making loans to any executive officers or 5% stockholders.

     Offering costs of approximately $46,000 have been capitalized and are being amortized on a straight-line basis over the term of the debentures.

NOTE 6 -          STOCK OPTIONS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of, FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and iii) amends APB opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

     Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:

                                                              Three months ended March 31,
                                                                 2003              2002

          Net loss applicable to common
          stockholders, as reported                           $(496,183)       $(320,502)

          Add:  Stock  based  employee  compensation
          expense included in reported net loss, net of tax         746            4,852

          Deduct:  Total stock based employee compensation
          expense determined under the fair value based
          method for all awards, net of tax                     (23,058)         (40,402)
                                                               ---------        ---------

          Pro forma net loss                                  $(518,495)       $(356,052)
                                                               =========        =========
          Loss per share:
          Basic and diluted - as reported                        $(0.06)       $   (0.04)
          Basic and diluted - pro forma                          $(0.06)       $   (0.04)



          Pro forma net loss and loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. There were no options granted during the three months ended March 31, 2003 and 2002.

NOTE 7 -          LEGAL MATTERS

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

     As of March 31, 2003, the Company has accrued $972,500 for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended.

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

NOTE 8 -          INCOME TAXES

     For the 2003 and 2002 periods, the effective tax rate of 0% was higher than the expected tax rate of approximately (39%) and (37%), respectively, due to an increase in the tax valuation allowance to offset the benefits of each period's operating losses and other temporary differences because management is uncertain as to the ultimate realization of such benefits.

NOTE 9 -          WARRANTS

     The Company's 3,072,446 Class A warrants and 3,072,446 Class B warrants expired on February 17, 2003.

     The Company issued 124,000 common stock purchase warrants as compensation to registered representatives in connection with the convertible debenture offering. The Company valued the warrants at approximately $13,500 using the Black-Scholes option pricing method, and included the warrant value in deferred financing costs.

NOTE 10 -         SUSPENSION OF PREFERRED STOCK DIVIDENDS

     The Company has suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock.

9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other participants in competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the periods ended March 31, 2002, June 30, 2002, September 30, 2002 and Form 10-K for the year ended December 31, 2002.

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

Results of Operations

     The results of operations for the quarter ended March 31, 2003 (the "2003 period") showed a decrease in revenues over the same period in the prior year (the "2002 period"). The continued lack of investor confidence in the U.S. equity markets and the gloomy economic forecast combined with global political uncertainties, have continued to negatively impact revenues, thus reducing the net cash available to cover fixed costs and overhead.

     For the 2003 period, the Company reported a net loss applicable to common stockholders of $496,000, or $0.06 per basic and diluted share, as compared to the net loss applicable to common stockholders reported in the 2002 period, of $321,000, or $0.04 per basic and diluted share.

     The Company's primary source of revenue is derived from commissions from the sale of securities, both listed and over-the-counter executed on an agency basis, mutual funds, variable insurance and managed accounts. Revenues from these sources decreased $2,035,000, to $7,649,000 in the 2003 period, from $9,684,000 in the 2002 period. As a percent of total revenues, commissions were 70% in the 2003 period, as compared to 76% in the 2002 period. A decrease in registered representatives, from 568 at the end of the 2002 period to 484 at the end of the 2003 period, contributed to this decline. A significant number of terminated brokers are the subjects of an arbitration proceeding against one of the company's competitors, more fully discussed below.

     Agency commissions declined $1,353,000, from $6,191,000 in the 2002 period, to $4,838,000 in the 2003 period. Mutual funds and insurance also contributed to the decline, posting decreases of $253,000 and $397,000, respectively, to $1,211,000 and $887,000, respectively, in the 2003 period.

     Revenues from principal transactions increased $140,000, from $2,121,000 in the 2002 period, to $2,261,000 in the 2003 period. Principal transaction revenue includes gains or losses from both equity and fixed income proprietary trading, riskless principal commissions, and unrealized gains or losses on inventory held in the firm's proprietary accounts. Revenues in the firm's equity proprietary accounts decreased by approximately $266,000 in the 2003 period, as compared to the 2002 period. Overall, revenues from principal transactions in the fixed income sector increased $414,000 from the 2002 period, to $1,160,000 in the 2003 period. Revenues from corporate, municipal and government agency bonds all increased as investors sought more secure, income-producing investments. Included in the fixed income sector is a substantial increase in revenues from the corporate bond market of $326,000, from $142,000 in the 2002 period, to $468,000 in the 2003 period.

     Interest and other income decreased by $31,000, from $881,000 in the 2002 period, to $850,000 in the 2003 period.

     Commissions, employee compensation and benefits decreased $1,380,000, or 13%, to $9,098,000 in the 2003 period, from $10,478,000 in the 2002 period.
Commission expense, which accounts for the largest dollar amount in this category, decreased 15%, or $1,317,000, from $8,667,000 in the 2002 period, to $7,350,000 in the 2003 period, primarily as a result of lower commission-based revenues. Employee compensation and benefits expense decreased $63,000, or 3%, from $1,811,000 in the 2002 period, to $1,748,000 in the 2003 period. This decrease was primarily due to the continuation of staff reductions implemented during the latter part of 2002 and into 2003, partially offset by an increase in benefits due to increases in health care and long-term disability insurance premiums. For both quarterly periods, compensation expense was reduced by reversals of 2002 and 2001 401(k) employer matching contributions of $86,000 and $100,000, respectively.

     Communication and occupancy expenses increased $17,000, from $676,000 for the 2002 period, to $693,000 for the 2003 period. Charges for customer on-line account access, implemented by the Company's clearing firm in the 2003 period, amounted to $15,000, while increases in rent expense of $43,000 was offset by a decrease of $46,000 for market data services. Rent expense increased due to the addition of a second Company-leased branch office in New York City, which opened in the second quarter of 2002, while market data service costs decreased due to elimination of several services.

     Legal matters and related costs increased $134,000, from $267,000 in the 2002 period, to $401,000 in the 2003 period, a 50% increase. The 2003 expense includes approximately $120,000 of additional reserves for legal settlements; with the balance related to the costs of counsel fees and other litigation costs.

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

11
     As of March 31, 2003, the Company has recorded a liability of $972,500 for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse awards or judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

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

     Other operating expenses decreased $280,000, from $909,000 in the 2002 period, to $629,000 in the 2003 period. Bad debt expense decreased $144,000, from $142,000 in the 2002 period, to a recovery of $2,000 in the 2003 period. The 2002 period included an accrual of $140,000 for bad debts related to broker loans. There was no additional accrual or write-off for this expense in the 2003 period. However, the Company continually monitors broker loans for collectibility. Professional fees and office expenses also decreased from the 2002 period by $40,000 and $47,000, respectively, for the 2003 period, while errors and omissions insurance increased by $44,000 from the 2002 period to the 2003 period due to an increase in the premium. Professional liability insurance premiums have substantially increased in fiscal 2003 due to a hardening in the market for broker-dealer professional liability and directors and officers insurance coverages. Many insurance carriers have eliminated these types of coverages, while others have substantially increased premiums and deductible limits. The Company's registered representatives have historically paid the cost of errors and omission insurance. However, to stay competitive in the marketplace for registered representatives, the Company will absorb a portion of these premiums for fiscal 2003. The amount of this cost will be determined by the number of registered representatives associated with the Company throughout the year.

     The Company did not incur any income tax liabilities during the three-month periods ended March 31, 2003 and 2002 due to operating losses. For the 2003 and 2002 periods, the effective tax rate of 0% was lower than the expected tax rate of approximately (39%) and (37%), respectively, due to an increase in the tax valuation allowance to offset the benefits of each period's operating losses and other temporary differences because management is uncertain as to the ultimate realization of such benefits.

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

     Cash and cash equivalents decreased during the first three months of 2003 by $667,000, to $1,972,000. Net cash used in operating activities was $709,000 for the 2003 period. The primary components of the decrease in cash are the net operating loss of $471,000, decreases in accrued expenses and deferred income of $857,000, and increases in the value of securities and other assets of $1,538,000. These reductions are offset by a decrease in the amount due from clearing firm of $516,000, increases in commissions payable, accounts payable and securities sold short of $1,515,000 and non-cash adjustments of $138,000.

     Under the financing agreement with Fiserv, the Company is eligible to receive its fourth and final advance of $1,250,000 in November 2003, subject to meeting certain performance criteria. Advances are subject to income taxes in the year of receipt.

     Additions to capital expenditures accounted for the entire use of cash for investing activities of $22,000 during the 2003 period. The Company projects $150,000 in capital expenditures over the next twelve months.

     Financing activities provided cash of $84,000 during the 2003 period. The Company received gross proceeds of $210,000 from the second closing of its private offering of 6% convertible debentures. This was offset by payments of notes payable, capital leases and preferred stock dividends of $48,000, $53,000 and $25,000, respectively. During fiscal 2001, the Company entered into two capital leases under a sale-leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and is being amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900. The Company has suspended the $25,000 quarterly payments of its Series A Preferred Stock dividend in accordance with applicable state law (See Note 10 to the financial statements and Part II Item 5.)

Consolidated Contractual Obligations and Lease Commitments

     The tables below summarize information about the consolidated contractual obligations as of March 31, 2003 and the effects these obligations are expected to have on the Company's consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

         Future minimum operating lease payments as of March 31, 2003 are as follows:

                                                          Operating
                                                            Leases

                             2003                         $  841,097
                             2004                          1,103,126
                             2005                            296,302
                             2006                            169,500
                                                           ---------
                   Total minimum lease payments           $2,410,025
                                                           =========

         Future minimum lease payments as of March 31, 2003 are as follows:

                                                            Capital
                                                            Leases

                             2003                           $186,687
                             2004                            114,396
                             2005                             15,711
                             2006                              --
                                                             -------
                   Total minimum lease payments              316,794
                   Less:  Amount representing interest       (26,150)
                                                             -------
                                                            $290,644
                                                             =======

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

     In October 2002, the Company commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, the Company sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in fiscal 2002 and $210,000 in fiscal 2003. The proceeds of the financing will be used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions "Item 1. Business -- Debenture Offering" and "Item 5. Sale of Unregistered Securities."

Application of Critical Accounting Policies

     Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

     For a complete discussion of the Corporation's significant accounting policies, see "Management Discussion Analysis" and "Notes to the Consolidated Financial Statements" in the Company's 2002 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.


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

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. The Company has significantly curtailed its market-making activities during the current fiscal year. At March 31, 2003 and December 31, 2002, the balances of the Company's securities positions owned and securities positions sold but not yet purchased were approximately $443,000 and $230,000 and $184,000 and $0, respectively. In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on the Company's financial position.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     The Company's management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

15
                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

        Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

     The Company completed a private offering of its securities as of March 1, 2003. In the offering, First Montauk sold an aggregate of $1,240,000 of convertible debentures to certain "accredited investors" only. The offering consisted of up to $3,000,000 principal amount of 6% convertible debentures. First Montauk issued $1,030,000 of debentures on December 12, 2002 and an additional $210,000 of debentures on January 7, 2003. The proceeds of the financing will be used to satisfy the general working capital needs of the Company.

     Each debenture earns interest at the rate of 6% per annum, payable semi-annually, and is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Each holder shall have the right to convert its debentures, at the option of such holder, at any time, into shares of First Montauk common stock at the then applicable conversion price. In addition, First Montauk at its option, may demand the holders convert some or all of the debentures into shares of common stock in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of conversion.

     Further, First Montauk, at its option, may prepay some or all of the debentures in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of prepayment. The prepayment amount shall be 130% of the principal amount of the debentures from the date of issuance until the first anniversary of the date of issuance, together with accrued and unpaid interest. Thereafter, the prepayment amount shall be equal to 120% of the principal amount of the debentures, together with accrued and unpaid interest through the date of prepayment.

     Holders of debentures shall have notice of and the right to include the shares of common stock issuable upon conversion of the debentures in a registration statement filed by the First Montauk other than a registration statement on Form S-4 or S-8, or a successor form.

     First Montauk Securities Corp. served as the exclusive agent for the sale of the debentures. The Placement Agent received commissions of 10% of the principal amount of debentures sold in the oOffering and warrants to purchase such number of shares of common stock as equals 10% of the principal amount of debentures sold . These warrants are exercisable for a period of five years at an exercise price of equal to the conversion price of the debentures.

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

Item 3.  Defaults Upon Senior Securities

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.  Other Information.

Suspension of Preferred Stock Dividend

     The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Currently, the Company is unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accrue on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act.

Expiration of Class A and Class B Warrants

     The Company's 3,072,446 Class A warrants and 3,072,446 Class B warrants expired on February 17, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K.

         Date of Report: March 27, 2003
         Item Reported: Item 5 and Item 9, disclosing private placement of debentures.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)



Dated: May 15, 2003                     /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



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

Date:    May 15, 2003



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

Date:    May 15, 2003



/s/ William J. Kurinsky
---------------------------------------------
William J. Kurinsky, Chief Financial Officer
First Montauk Financial Corp.

20
                                                                Exhibit 99.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
May 15, 2003

21
                                                                Exhibit 99.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
May 15, 2003