Form 10-Q
period 2003-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2003-08-19
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

     8,529,030 Common Shares, no par value, were outstanding as of August 19, 2003.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                  JUNE 30, 2003





                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2003 and December 31, 2002..................     3

           Consolidated Statements of Loss for the Three months and
            Six Months Ended June 30, 2003 and 2002....................     4

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2003 and 2002 ...................     5

            Notes to Financial Statements .............................   6-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................. 10-15

         Item 3.  Market Risk ...........................................  15

PART II.  OTHER INFORMATION:

         Item 4.  Submission of Matters to a Vote of Security-Holders ..   16

         Item 5.  Other Information.....................................   16

         Item 6.  Exhibits and Reports on Form 8-K......................   16

         Signatures ....................................................   17

03


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                   June 30,        December 31,
                                                                                     2003              2002
                                                                                     ----              ----
                                                                                  (unaudited)

ASSETS
Cash and cash equivalents                                                         $ 2,562,673      $ 2,638,819
Due from clearing firm                                                              5,146,894        4,591,701
Trading and investment account securities                                             489,993          183,944
Employee and broker receivables                                                     1,132,159        1,070,087
Loans receivable - officers                                                           165,620          178,936
Property and equipment - net                                                        1,193,502        1,396,892
Income tax refund receivable                                                          212,300          212,300
Deferred income taxes - net                                                           460,000          460,000
Other assets                                                                        1,785,551          692,827
                                                                                  -----------     ------------
   Total assets                                                                   $13,148,692      $11,425,506
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Deferred income                                                                   $ 5,108,104      $ 5,456,323
Securities sold, not yet purchased, at market value                                   412,288               --
Notes payable                                                                              --           48,057
Commissions payable                                                                 4,727,239        2,681,128
Accounts payable                                                                    1,317,931          577,225
Accrued expenses                                                                    2,568,441        1,987,871
Capital leases payable                                                                236,169          343,682
6% convertible debentures                                                           1,240,000        1,030,000
Other liabilities                                                                      57,136           78,910
                                                                                -------------    -------------
   Total liabilities                                                               15,667,308       12,203,196
                                                                                   ----------       ----------

Commitments and contingencies (See Notes)

STOCKHOLDERS' DEFICIT
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares authorized, $.10 par value,
   330,250 and 331,190 shares issued and outstanding, respectively; liquidation
   preference:  $1,651,250                                                             33,025           33,025
Common Stock, no par value, 30,000,000 shares
   authorized, 8,527,164 shares issued and outstanding                              3,416,220        3,416,220
Additional paid-in capital                                                          3,942,124        3,918,930
Accumulated deficit                                                                (9,883,428)      (8,135,777)
Less:  Deferred compensation                                                          (26,557)         (10,088)
                                                                               --------------      -----------

   Total stockholders' deficit                                                     (2,518,616)        (777,690)
                                                                                   ----------      -----------

   Total liabilities and stockholders' deficit                                    $13,148,692      $11,425,506
                                                                                   ==========       ==========


                                          See notes to financial statements.

04

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF LOSS

                                                                     Six months                     Three months
                                                                   ended June 30,                  ended June 30,
                                                                2003            2002            2003          2002
                                                                ----            ----            ----          ----
                                                                    (unaudited)                     (unaudited)
Revenues:

Commissions                                                   $18,891,411    $20,114,309     $11,242,152    $10,430,603
Principal transactions                                          5,503,426      3,630,583       3,242,096      1,510,044
Investment banking                                                363,415        103,020         168,087         39,985
Interest and other income                                       2,100,385      1,777,285       1,250,135        896,097
                                                               ----------     ----------      ----------    -----------

     Total revenues                                            26,858,637     25,625,197      15,902,470     12,876,729
                                                               ----------     ----------      ----------     ----------

Expenses:

Commissions, employee compensation and benefits                 21,481,549     21,309,105      12,383,927     10,831,326
Clearing and floor brokerage                                    1,357,882      1,367,085         789,612        686,171
Communications and occupancy                                    1,374,148      1,554,198         680,569        877,913
Legal matters and related costs                                 2,757,120        639,941       2,356,054        372,785
Other operating expenses                                        1,533,193      1,969,017         904,032      1,059,927
Interest                                                           77,557         54,645          39,744         21,739
                                                              -----------   ------------     -----------    -----------

     Total expenses                                            28,581,449     26,893,991      17,153,938     13,849,861
                                                               ----------     ----------      ----------     ----------

Net loss                                                      $(1,722,812)   $(1,268,794)    $(1,251,468)   $  (973,132)
                                                               ==========     ==========      ==========       ========

Net loss applicable to common stockholders                    $(1,747,651)   $(1,318,473)    $(1,251,468)   $  (997,971)
                                                               ==========     ==========      ==========     ==========

Per share of Common Stock:
   Basic and diluted                                           $    (0.20)    $    (0.15)   $     (0.15)    $     (0.12)
                                                                =========      =========     ==========      ==========

Number of common shares used in
   basic and diluted loss per share                             8,527,164      8,579,173       8,527,164      8,534,075
                                                               ==========     ==========      ==========     ==========



                                                 See notes to financial statements.

05

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                   2003                2002
                                                                                   ----                ----
                                                                                          (unaudited)

Cash flows from operating activities:
   Net loss                                                                    $(1,722,812)        $(1,268,794)
                                                                                ----------          ----------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                   260,077             259,290
   Amortization                                                                     11,304              11,254
   Increase (decrease) in cash attributable to
   changes in assets and liabilities:
   Due from clearing firm                                                         (555,193)           (905,486)
   Trading and investment account securities                                      (306,049)            221,756
   Loans receivable - officers                                                      13,316             (30,067)
   Employee and broker receivables                                                 (62,072)            424,642
   Other assets                                                                 (1,097,303)            144,006
   Income tax refund receivable                                                         --             996,681
   Deferred income                                                                (348,219)           (281,775)
   Securities sold not yet purchased                                               412,288            (162,906)
   Commissions payable                                                           2,046,111             163,004
   Accounts payable                                                                740,706             238,632
   Accrued expenses                                                                580,570              72,485
   Other liabilities                                                               (21,774)           (277,104)
                                                                                  --------           ----------
     Total adjustments                                                           1,673,762             874,412
                                                                                 ---------          ----------
Net cash used in operating activities                                              (49,050)           (394,382)
                                                                              ------------           ---------

Cash flows from investing activities:
   Additions to property and equipment                                             (56,687)           (124,726)
                                                                               -----------        ------------

Cash flows from financing activities:
   Payments of notes payable                                                       (48,057)           (148,421)
   Payments of capital lease                                                      (107,513)            (96,616)
   Proceeds from issuance of 6% convertible debentures                             210,000                  --
   Payments toward purchase of treasury stock                                            --             (25,016)
   Payments of preferred stock dividends                                           (24,839)            (49,679)
                                                                              ------------         -----------
     Net cash provided by (used in) financing activities                            29,591            (319,732)
                                                                              ------------         -----------
Net decrease in cash and cash equivalents                                          (76,146)           (838,840)
Cash and cash equivalents at beginning of period                                 2,638,819           1,779,554
                                                                                ----------          ----------
Cash and cash equivalents at end of period                                     $ 2,562,673        $    940,714
                                                                                ==========         ===========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
   Interest                                                                   $     62,146       $      54,645
                                                                               ===========        ============
   Income taxes                                                               $     20,170         $(1,047,257)
                                                                               ===========          ==========

Noncash financing activity:
   Warrants charged to deferred financing costs in
   connection with debenture offering                                         $      2,178    $             --
                                                                               ===========     ===============


                                               See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          MANAGEMENT REPRESENTATION

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 2003 and 2002. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.

The results reflected for the six-month and three-month periods ended June 30, 2003, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2003.

NOTE 2 -          NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                   Six months ended June 30,
                                                    2003              2002
                                                    ----              ----

     Stock options                                3,900,498        4,439,498
     Warrants                                     3,221,446        9,242,338
     Convertible debt                             2,480,000           66,404
     Convertible preferred stock                    660,500          662,380


NOTE  3 -         OTHER ASSETS

                  Other assets consist of the following:


                                                 June 30,        December 31,
                                                   2003              2002
                                                   ----              ----

     Prepaid insurance                         $  900,782         $256,215
     Other assets                                 778,808          436,612
                                                  -------          -------

                                               $1,679,590         $692,827
                                                =========          =======

Prepaid insurance includes unamortized premiums for various corporate insurance policies. The June 2003 balance reflects a significant increase over the prior year for errors and omissions (E&O) coverage for the annual policy period that commenced January 31, 2003.

NOTE  4 -         ACCOUNTS PAYABLE

Accounts payable at June 30, 2003 includes a balance of $506,105 due under an insurance premium finance agreement. The balance is payable in seven monthly installments of $127,687, including interest at the rate of 4.4% per annum.

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

Offering costs of approximately $64,000 have been capitalized and are being amortized on a straight-line basis over the term of the debentures.

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

Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:


                                   Six months ended June 30,    Three months ended June 30,
                                     2003            2002           2003           2002
                                     ----            ----           ----           ----

Net loss applicable to common
stockholders, as reported         $(1,747,651)   $(1,318,473)   $(1,251,468)   $   (997,971)

Deduct:  Total stock based
compensation expense determined
under the fair value based method
for all awards, net of tax            (40,671)       (77,299)       (18,359)        (41,749)
                                    ----------    -----------    -----------       ---------

Pro forma net loss                $(1,788,322)   $(1,395,772)   $(1,269,827)    $(1,039,720)
                                   ==========     ==========     ==========      ===========

Loss per share:

Basic and diluted - as reported         (0.20)         (0.15)         (0.15)          (0.12)
Basic and diluted - pro forma           (0.21)         (0.16)         (0.15)          (0.12)


Pro forma net loss and loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method.

NOTE 7 -          LEGAL MATTERS

FMSC is a respondent in rbitrations arising from customer purchases of high yield corporate bonds which declined in market value or defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. Some of the claims seek punitive damages and the recovery of various costs. As discussed in Note 11 - Subsequent Events, the Company entered into a global settlement with a number of these claimants in July 2003. There are currently nine other arbitrations pending representing approximately $1.7 million in asserted damages plus interest. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims.

FMSC is also a respondent or co-respondent in other legal proceedings related to its securities business. FMSC is contesting these claims and believes there are meritorious defenses in each case. The availability of insurance coverage in any particular case is determined on a case by case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate.

As of June 30, 2003, the Company has accrued approximately $2,130,000, including the cost of the July 2003 settlement, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give any assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and the advice of litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

FMSC has also filed a claim against one of its competitors for raiding, unfair competition and use of proprietary and confidential information. The Company has obtained temporary Injunctive relief from the Supreme Court of New York, as well as a consent injunctive order from an NASD arbitration panel. A hearing will be held later this year to determine the damages portion of the Company's claims. Management is unable to determine at this time what damages, if any, might be awarded or received.

NOTE 8 -          INCOME TAXES

The Company has reported an effective tax rate of 0% for all periods presented due to net operating losses. The tax benefits of these losses and other temporary differences have been offset by increases in the Company's tax valuation allowance due to management's uncertainty as to the ultimate realization of such benefits.

NOTE 9 -          WARRANTS

The Company's 3,072,446 Class A warrants and 3,072,446 Class B warrants expired on February 17, 2003.

In connection with the convertible debenture offering, the Company issued 124,000 common stock purchase warrants as compensation to registered representatives. The Company valued the warrants at approximately $13,500 using the Black-Scholes option pricing method, and included the warrant value in deferred financing costs.

NOTE 10 -         SUSPENSION OF PREFERRED STOCK DIVIDENDS

The Company has suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at June 30, 2003 were approximately $25,000.

NOTE 11-          SUBSEQUENT EVENT

On July 17, 2003, the Company entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and to issue to the claimants 500,000 shares of the Company's common stock and five-year warrants to purchase an aggregate of 750,000 additional common shares. The Company has agreed to register all shares of common stock underlying the warrants and fifty percent of the shares of common stock issued outright.

The warrants are expected to be issued in three classes of 250,000 warrants each. The first class will have an exercise price of $.40 per share; the other two classes will have an exercise price of $.25 per share. In addition, the settlement agreement provides that the Company may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants, respectively during the months of June 2004, June 2005 and June 2006, the claimants, upon exercising their warrants, will be required to sell the shares in the open market. In the alternative, the Company may elect or be required to redeem the warrants depending upon the then prevailing market price of the Company's Common Stock. If the warrants are exercised, and the shares sold, the Company would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares net of commissions. In the event that warrant holders do not elect to exercise the warrants during a particular period, and the Company does not redeem the warrants, it will not be required to make a payment for that period.

While the basic warrant exercise terms have been agreed to by the Company and the claimants, the specific procedures by which the warrants may be exercised and/or redeemed may still be modified based upon further negotiations between the Company and the claimants.

In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled for that year.

As of June 30, 2003, the Company has accrued the cash settlement of $1,000,000, the value of the stock issuances of $160,000 based on the stock's quoted market price, and the fair value of the warrants in the amount of $353,000 determined using the discounted cash flow method. In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company will re-measure the fair value of the warrants as of the end of each reporting period until the Company's obligations with respect to the warrants are resolved. Changes in fair value will be recognized in earnings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other participants in competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the period ended March 31, 2003 and Form 10-K for the year ended December 31, 2002.

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

     FMSC has approximately 476 registered representatives and services over 60,000 retail and institutional customer accounts. With the exception of two Company-leased branch offices, all of FMSC's 185 other branch office and satellite locations in 33 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office and the Company-leased branch offices.

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

RESULTS OF OPERATIONS

     The results of operations for the six months and three months ended June 30, 2003 (the "2003 period" and the "2003 quarter," respectively) showed an increase in revenues over the same periods in the prior year (the "2002 period" and the "2002 quarter," respectively). Total revenue for the 2003 quarter reflects the single highest revenue quarter since March 31, 2000. The continued lower interest rate environment, combined with the end to the major conflict in Iraq, positively affected investor confidence, and aided in their decision to once again return to investing in the equity markets.

     The  Company's  primary  source of  revenue  is  derived  from  commissions generated on agency transactions, including the sales of listed and over-the-counter stocks and options. Revenues from agency transactions increased $727,000, or 11%, from $6,722,000 to $7,449,000 during the 2003 quarter. For the six months ended June 30, 2003, there was a slight decrease in these revenues, from $12,912,000 in the 2002 period, to $12,287,000 in the 2003 period.

     Revenues from mutual fund commissions decreased for both the 2003 quarter and the 2003 period. Mutual fund revenues decreased $474,000, from $3,275,000 in the 2002 period to $2,801,000, in the 2003 period, a decrease of 14%, and $221,000 from $1,811,000 to $1,590,000 in the 2002 and 2003 quarters, respectively, a decrease of 12%.

     Revenues from insurance commissions decreased $301,000, from $2,409,000 in the 2002 period, to $2,108,000 in the 2003 period, a decrease of 12%. For the 2003 quarter, there was a slight increase of $96,000 over the 2002 quarter.

     On the other hand, total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which the company acts as principal, proprietary trading, syndicate commissions and fixed income securities, showed significant increases during both periods in 2003. For the 2003 quarter, gross revenue from mark-ups/mark-downs on principal transactions increased $795,000, from $487,000 to $1,282,000, an increase of 163% over the 2002 quarter. For the 2003 period, the increase was virtually the same as it was during the 2003 quarter. The significant increase in syndicate revenues of $644,000 for the 2003 quarter and $593,000 for the 2003 period, as compared to the comparable periods in 2002 reflects a heightened investor desire for new offerings. Trading in the firm's equity trading accounts increased for the 2003 quarter by $213,000 when compared to the 2002 quarter, as new policies and procedures governing firm trading operations and risk management was fully implemented during the year. Revenues from principal transactions in the fixed income sector increased during both 2003 periods. Revenues from all fixed income sources, which includes municipal, government, corporate bonds and unit investment trusts increased to $1,041,000 from $822,000 and $2,201,000 from $1,569,000 for the 2003 quarter and 2003 period, respectively. Unrealized gains in securities inventory increased by $132,000; from an unrealized loss of $121,000 for the 2002 quarter to an unrealized gain of $11,000 for the 2003 quarter.

     Investment banking revenues for the 2003 quarter were $168,000, an increase of $128,000, over the 2002 quarter. During the six month period ended June 30, 2003, revenues increased to $363,000 from $103,000 during the first six months of 2002, an increase of $260,000.

     Interest and other income for the 2003 quarter totalled $1,250,000 as compared to $896,000 in the 2002 quarter. For the six month period ended June 30, 2003, interest and other income increased to $2,100,000 from $1,777,000 for the first six months of 2002. While interest income remained relatively constant, the increase is primarily attributable to a recovery of bad debt write-offs and increases in charges to customers during the 2003 quarter.

     Compensation expense increased $1,553,000, or 14%, to $12,384,000 in the 2003 quarter, from $10,831,000 in the 2002 quarter. Commission expense, which is directly related to commissionable revenues, increased 18%, or $1,656,000, from $8,956,000 in the 2002 quarter, to $10,612,000 in the 2003 quarter. Salaries and benefits expense decreased $103,000, or 5%, from $1,875,000 in the 2002 quarter, to $1,772,000 in the 2003 quarter due to staff reductions implemented in 2002 and 2003.

     Compensation expense showed a slight increase of $173,000, or 1%, to $21,482,000 in the 2003 period, from $21,309,000 in the 2002 period. Commission expense increased 2%, or $339,000, from $17,623,000 in the 2002 period to $17,962,000 in the 2003 period. Salaries and benefits expense decreased $166,000, or 5%, from $3,686,000 in the 2002 period, to $3,520,000 in the 2003 period due to the same reasons described above.

     Communication and occupancy expenses decreased $198,000, or 22%, from $878,000 in the 2002 quarter to $680,000 in the 2003 quarter. The decrease is attributable to a one-time credit for excess CAM charges on the corporate headquarters' lease; the elimination of two company leased branch offices and their related costs and equipment rental expenses.

     Legal matters and related costs increased $1,983,000 to $2,356,000 during the 2003 quarter as compared to $373,000 in the 2002 quarter. This increase is primarily attributable to the costs to defend and settle asserted claims of approximately $13 million arising from customer purchases of high-yield corporate bonds. As discussed in Footnote 11 - Subsequent Events, the Company entered into a global settlement with a number of these claimants in July 2003. As of June 30, 2003, the Company has accrued approximately $2,130,000, including the cost of the July 2003 settlement, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. In addition to those claims settled in July, there remain nine additional arbitrations representing approximately $1.7 million in asserted damages arising from the same or similar allegations. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims.

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

     Other operating expenses decreased to $904,000 in the 2003 quarter, from $1,060,000 in the 2002 quarter. For the six month period ending June 30, 2003 and 2002, these expenses decreased to $1,533,000 from $1,969,000, respectively. Bad debt expenses decreased from $219,000 during the 2002 quarter to $3,000 in the 2003 quarter, and from $361,000 for the first six months of 2002 to $1,000 for the six month period ended June 30, 2003. The cost for errors and omission insurance increased by $153,000 for the 2003 six-month period, resulting from the substantial increase in premiums from the Company's policy renewal in January 2003.

     The Company has reported an effective tax rate of 0% for all periods presented due to net operating losses. The tax benefits of these losses and other temporary differences have been offset by increases in the tax valuation allowance due to management's uncertainty as to the ultimate realization of such benefits.

     For the six month period ended June 30, 2003, the Company reported a net loss available to common stockholders of $1,748,000 or $.20 per basic and diluted share, as compared to the net loss available to common stockholders reported for the same period in 2002 of $1,318,000 or $.15 per basic and diluted share. For the three months ended June 30, 2003, the Company reported a net loss applicable to common stockholders of $1,251,000, or $.15 per basic and diluted share, as compared to a net loss applicable to common stockholders of $998,000, or $.12 per basic and diluted share for the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     As with most financial firms, the Company maintains a highly liquid balance sheet with 62% of the Company's assets consisting of cash, securities owned, and receivables from the Company's clearing firm and other broker-dealers. The balances in the Company's cash, inventory and clearing firm accounts can and do fluctuate significantly from day to day, depending on market conditions, daily trading activity, and investment opportunities. The Company monitors these accounts on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Cash and cash equivalents decreased during the first six months of 2003 by $76,000, to $2,563,000. Net cash used in operating activities was $49,000 for the 2003 period. The primary components of the decrease are the loss of $1,723,000 and an increase in other assets, comprised mainly of an increase in prepaid insurance of $1,097,000, offset by an increase in commissions payable of $2,046,000.

     Under the financing agreement with Fiserv, the Company is eligible to receive its fourth and final advance of $1,250,000 in November 2003, subject to meeting certain performance criteria. Advances are subject to income taxes in the year of receipt.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $57,000 during the first quarter of 2003. The Company projects $150,000 in capital expenditures over the next twelve months.

     Financing activities provided cash of $30,000 during the 2003 period. The Company received gross proceeds of $210,000 from the second closing of its private offering of 6% convertible debentures. This was offset by payments of notes payable, capital leases and preferred stock dividends of $48,000, $107,000 and $25,000, respectively. During fiscal 2001, the Company entered into two capital leases under a sale-leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and is being amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 and an additional 12 installments of $3,900.

Consolidated Contractual Obligations and Lease Commitments

     The tables below summarize information about the consolidated contractual obligations as of June 30, 2003 and the effects these obligations are expected to have on the Company's consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

     Future minimum operating lease payments as of June 30, 2003 are as follows:

                                                 Operating
                                                  Leases

                             2003              $  555,003
                             2004               1,103,126
                             2005                 296,302
                             2006                 169,500
                                                ---------
            Total minimum lease payments       $2,123,931
                                                =========

         Future minimum lease payments as of June 30, 2003 are as follows:

                                                                Capital
                                                                Leases

                             2003                             $124,458
                             2004                              114,396
                             2005                               15,711
                             2006                                 --
                                                              --------
                   Total minimum lease payments                254,565
                   Less:  Amount representing interest         (18,397)
                                                              $236,168


     In 1999, the Company completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Pursuant to the offering, the Company issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. The Company has suspended the quarterly payments of its Series A Preferred Stock dividend in accordance with applicable state law (See Note 10 to the financial statements and Part II Item 5.)

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

     For a complete discussion of the Corporation's significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in the Company's 2002 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. The Company's market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At June 30, 2003 and December 31, 2002, the balances of the Company's equity securities positions owned and sold, not yet purchased were approximately $490,000 and $412,000 and $184,000 and $0, respectively. In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts, could potentially have a material effect on the Company's financial position.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation conducted by our Chief Executive Officer and Chief Financial Officer as set forth above.

                                     PART II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders.

     At the Company's Annual Meeting of Shareholders on June 19, 2003, shareholders holding a majority of the voting shares approved the following:

     1) A majority of votes entitled to vote elected the following Class III Director to serve for a term of 3 years to the Board of
              Directors:

         Class III                 Votes Cast For    Withhold Authority to Vote

     Ward R. Jones, Jr.              7,568,205               94,832



Item 5.  Other Information.

     The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Currently, the Company is unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accrue on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act. As of the date of this Quarterly Report on Form 10-Q, the Company has accrued an aggregate of $____ as dividend payments on the 329,317 currently outstanding shares of Series A Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        Exhibit 31.1 - Section 302 Certification of Herbert Kurinsky, President

        Exhibit 31.2 - Section 302 Certification of William J. Kurinsky, Chief
                       Financial Officer

        Exhibit 32.1 - Certification pursuant to Section 1350 pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002 by Herbert Kurinsky

        Exhibit 32.2 - Certification pursuant to Section 1350 pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002 by William J. Kurinsky


        (b) Reports on Form 8-K

     There was one report on Form 8-K dated May 19, 2003 filed regarding the Company's first quarter press release.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: August 19, 2003                          /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President

18                                                                 Exhibit 31.1

                                  CERTIFICATION

     I, Herbert Kurinsky, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   (Not applicable.)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 19, 2003


/s/ Herbert Kurinsky
---------------------------------
HERBERT KURINSKY
PRESIDENT

                                                                   Exhibit 31.2

                                  CERTIFICATION

     I, William J. Kurinsky, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   (Not applicable.)

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 19, 2003


/s/ William J. Kurinsky
---------------------------------
WILLIAM J. KURINSKY
CHIEF FINANCIAL OFFICER

20
                                                                 Exhibit 32.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
August 19, 2003

                                                                 Exhibit 32.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
August 19, 2003