Form 10-Q/A
period 2003-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2003-09-05
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
-------------------------------------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ---------------------------   -------------------

                           Commission File No. 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                                 22-1737915
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

Parkway 109 Office Center, 328 Newman Springs Rd., Red Bank, NJ    07701
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:     (732) 842-4700
                                                        -----------------------

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No____

                  Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes No__X__

APPLICABLE ONLY TO CORPORATE ISSUERS:

         8,529,030 Common Shares, no par value, were outstanding as of September 5, 2003.
                                  Page 1 of 13

                                Explanatory Note

This Amendment Number 1 to the Quarterly Report on Form 10-Q/A of First Montauk Financial Corp. for the fiscal quarter ended June 30, 2003 is being filed in order to:

     1) Amend the Results of Operations discussion in the Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I of Quarterly Report on Form 10-Q) to correct the disclosure of revenue for the firm's principal transactions; and

     2) Restate the disclosure provided in Item 5 of Part II of the Quarterly Report on Form 10-Q in order to provide information inadvertently omitted from the Quarterly Report.

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

     On the other hand, total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which the company acts as principal, proprietary trading, syndicate commissions and fixed income securities, showed significant increases during both periods in 2003. For the 2003 quarter, gross revenue from mark-ups/mark-downs on principal transactions increased $784,000, from $505,000 to $1,289,000, an increase of 155% over the 2002 quarter. The significant increase in syndicate revenues of $644,000 for the 2003 quarter and $593,000 for the 2003 period, as compared to the comparable periods in 2002, reflects a heightened investor desire for new offerings. Revenues from trading in the firm's proprietary equity accounts decreased for the 2003 quarter by $47,000, from $241,000 in the 2002 quarter to $194,000 in the 2003 quarter. Due to the continued uncertainties in the equity markets, the firm reduced its exposure to trading risk by eliminating certain trading accounts and improving risk management. Revenues from principal transactions in the fixed income sector increased during both 2003 periods. Revenues from all fixed income sources, which includes municipal, government, corporate bonds and unit investment trusts increased to $1,041,000 from $822,000 and $2,201,000 from $1,569,000 for the 2003 quarter and 2003 period, respectively. Unrealized gains in securities inventory increased by $132,000; from an unrealized loss of $121,000 for the 2002 quarter to an unrealized gain of $11,000 for the 2003 quarter.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)         Exhibits

            Exhibit 31.1 - Section 302 Certification of Herbert Kurinsky,
                           Chief Executive Officer

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

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                  (Registrant)



Dated: September 5, 2003                          /s/ William J. Kurinsky
                                                  -----------------------------
                                                  William J. Kurinsky
                                                  Secretary/Treasurer
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer



                                                  /s/ Herbert Kurinsky
                                                  -----------------------------
                                                  Herbert Kurinsky
                                                  President

                                                                  Exhibit 31.1



                                  CERTIFICATION

         I, Herbert Kurinsky, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of First Montauk Financial Corporation;

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

     b)   [reserved];

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


Date: September 5, 2003


/s/ Herbert Kurinsky
-----------------------------------------
Herbert Kurinsky, Chief Executive Officer

                                                                  Exhibit 31.2



                                  CERTIFICATION

         I, William J. Kurinsky, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of First Montauk Financial Corporation;

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

     b)   [reserved];

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



Date: September 5, 2003


/s/ William J. Kurinsky
--------------------------------------------
William J. Kurinsky, Chief Financial Officer

                                                                   Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Amendment No. 1 to the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Herbert Kurinsky
---------------------------------
Herbert Kurinsky
Chief Executive Officer
September 5, 2003

                                                                 Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Amendment No. 1 to the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William J. Kurinsky
--------------------------------
William J. Kurinsky
Chief Financial Officer
September 5, 2003