Form 10-Q/A
period 2003-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2003-11-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 2

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

     8,945,484 Common Shares, no par value, were outstanding as of November 14, 2003.

02
                                Explanatory Note


     This Amendment No. 2 to the Quarterly Report on Form 10-Q/A of First Montauk Financial Corp. for the fiscal quarter ended June 30, 2003 is being filed in order to restate the Company's consolidated financial statements as of and for the three and six months ended June 30, 2003 to adjust the valuation of certain warrants issuable by the Company. The restatement had the effect of increasing stockholders' deficit and the net loss for the three and six months ended June 30, 2003 as originally reported by $88,000. All information in this Form 10-Q/A is as of June 30, 2003 and does not reflect any subsequent information or events other than the aforementioned restatement. In addition, this Amendment No. 2 to the Quarterly Report on Form 10-Q/A includes amendments to Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, to account for the aforementioned adjustments to the consolidated financial statements.

03


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                   June 30,        December 31,
                                                                                     2003              2002
                                                                                     ----              ----
                                                                                  (restated)
                                                                                 (unaudited)

ASSETS
Cash and cash equivalents                                                         $ 2,562,673      $ 2,638,819
Due from clearing firm                                                              5,146,894        4,591,701
Trading and investment account securities                                             489,993          183,944
Employee and broker receivables                                                     1,132,159        1,070,087
Loans receivable - officers                                                           165,620          178,936
Property and equipment - net                                                        1,193,502        1,396,892
Income tax refund receivable                                                          212,300          212,300
Deferred income taxes - net                                                           460,000          460,000
Other assets                                                                        1,785,551          692,827
                                                                                  -----------     ------------
   Total assets                                                                   $13,148,692      $11,425,506
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Deferred income                                                                   $ 5,108,104      $ 5,456,323
Securities sold, not yet purchased, at market value                                   412,288               --
Notes payable                                                                              --           48,057
Commissions payable                                                                 4,727,239        2,681,128
Accounts payable                                                                    1,317,931          577,225
Accrued expenses                                                                    2,656,441        1,987,871
Capital leases payable                                                                236,169          343,682
6% convertible debentures                                                           1,240,000        1,030,000
Other liabilities                                                                      57,136           78,910
                                                                                -------------    -------------
   Total liabilities                                                               15,755,308       12,203,196
                                                                                   ----------       ----------

Commitments and contingencies (See Notes)

STOCKHOLDERS' DEFICIT
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares authorized, $.10 par value,
   330,250 shares issued and outstanding, respectively; liquidation
   preference:  $1,651,250                                                             33,025           33,025
Common Stock, no par value, 30,000,000 shares
   authorized, 8,527,164 shares issued and outstanding                              3,416,220        3,416,220
Additional paid-in capital                                                          3,942,124        3,918,930
Accumulated deficit                                                                (9,971,428)      (8,135,777)
Less:  Deferred compensation                                                          (26,557)         (10,088)
                                                                               --------------      -----------

   Total stockholders' deficit                                                     (2,606,616)        (777,690)
                                                                                   ----------      -----------

   Total liabilities and stockholders' deficit                                    $13,148,692      $11,425,506
                                                                                   ==========       ==========


                                          See notes to financial statements.

04

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF LOSS

                                                                     Six months                     Three months
                                                                   ended June 30,                  ended June 30,
                                                                2003            2002            2003          2002
                                                                ----            ----            ----          ----
                                                             (restated)                      (restated)
                                                                     (unaudited)                     (unaudited)
Revenues:

Commissions                                                   $18,891,411    $20,114,309     $11,242,152    $10,430,603
Principal transactions                                          5,503,426      3,630,583       3,242,096      1,510,044
Investment banking                                                363,415        103,020         168,087         39,985
Interest and other income                                       2,100,385      1,777,285       1,250,135        896,097
                                                               ----------     ----------      ----------    -----------

     Total revenues                                            26,858,637     25,625,197      15,902,470     12,876,729
                                                               ----------     ----------      ----------     ----------

Expenses:

Commissions, employee compensation and benefits                21,481,549     21,309,105      12,383,927     10,831,326
Clearing and floor brokerage                                    1,357,882      1,367,085         789,612        686,171
Communications and occupancy                                    1,374,148      1,554,198         680,569        877,913
Legal matters and related costs                                 2,845,120        639,941       2,444,054        372,785
Other operating expenses                                        1,533,193      1,969,017         904,032      1,059,927
Interest                                                           77,557         54,645          39,744         21,739
                                                              -----------   ------------     -----------    -----------

     Total expenses                                            28,669,449     26,893,991      17,241,938     13,849,861
                                                               ----------     ----------      ----------     ----------

Net loss                                                      $(1,810,812)   $(1,268,794)    $(1,339,468)   $  (973,132)
                                                               ==========     ==========      ==========       ========

Net loss applicable to common stockholders                    $(1,835,651)   $(1,318,473)    $(1,339,468)   $  (997,971)
                                                               ==========     ==========      ==========     ==========

Per share of Common Stock:
   Basic and diluted                                           $    (0.21)    $    (0.15)   $     (0.16)    $     (0.12)
                                                                =========      =========     ==========      ==========

Number of common shares used in
   basic and diluted loss per share                             8,527,164      8,579,173       8,527,164      8,534,075
                                                               ==========     ==========      ==========     ==========



                                                 See notes to financial statements.

05

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six months ended June 30,
                                                                                   2003                2002
                                                                                   ----                ----
                                                                                (restated)
                                                                                          (unaudited)

Cash flows from operating activities:
   Net loss                                                                    $(1,810,812)        $(1,268,794)
                                                                                ----------          ----------
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                                   260,077             259,290
   Amortization                                                                     11,304              11,254
   Increase (decrease) in cash attributable to
   changes in assets and liabilities:
   Due from clearing firm                                                         (555,193)           (905,486)
   Trading and investment account securities                                      (306,049)            221,756
   Loans receivable - officers                                                      13,316             (30,067)
   Employee and broker receivables                                                 (62,072)            424,642
   Other assets                                                                 (1,097,303)            144,006
   Income tax refund receivable                                                         --             996,681
   Deferred income                                                                (348,219)           (281,775)
   Securities sold not yet purchased                                               412,288            (162,906)
   Commissions payable                                                           2,046,111             163,004
   Accounts payable                                                                740,706             238,632
   Accrued expenses                                                                668,570              72,485
   Other liabilities                                                               (21,774)           (277,104)
                                                                                  --------           ----------
     Total adjustments                                                           1,761,762             874,412
                                                                                 ---------          ----------
Net cash used in operating activities                                              (49,050)           (394,382)
                                                                              ------------           ---------

Cash flows from investing activities:
   Additions to property and equipment                                             (56,687)           (124,726)
                                                                               -----------        ------------

Cash flows from financing activities:
   Payments of notes payable                                                       (48,057)           (148,421)
   Payments of capital lease                                                      (107,513)            (96,616)
   Proceeds from issuance of 6% convertible debentures                             210,000                  --
   Payments toward purchase of treasury stock                                            --             (25,016)
   Payments of preferred stock dividends                                           (24,839)            (49,679)
                                                                              ------------         -----------
     Net cash provided by (used in) financing activities                            29,591            (319,732)
                                                                              ------------         -----------
Net decrease in cash and cash equivalents                                          (76,146)           (838,840)
Cash and cash equivalents at beginning of period                                 2,638,819           1,779,554
                                                                                ----------          ----------
Cash and cash equivalents at end of period                                     $ 2,562,673        $    940,714
                                                                                ==========         ===========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
   Interest                                                                   $     62,146       $      54,645
                                                                               ===========        ============
   Income taxes                                                               $     20,170         $(1,047,257)
                                                                               ===========          ==========

Noncash financing activity:
   Warrants charged to deferred financing costs in
   connection with debenture offering                                         $      2,178    $             --
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

Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:


                                   Six months ended June 30,    Three months ended June 30,
                                     2003            2002           2003           2002
                                     ----            ----           ----           ----

Net loss applicable to common
stockholders, as reported         $(1,835,651)   $(1,318,473)   $(1,339,468)   $   (997,971)

Deduct:  Total stock based
compensation expense determined
under the fair value based method
for all awards, net of tax            (40,671)       (77,299)       (18,359)        (41,749)
                                    ----------    -----------    -----------       ---------

Pro forma net loss                $(1,876,322)   $(1,395,772)   $(1,357,827)    $(1,039,720)
                                   ==========     ==========     ==========      ===========

Loss per share:

Basic and diluted - as reported         (0.21)         (0.15)         (0.16)          (0.12)
Basic and diluted - pro forma           (0.21)         (0.16)         (0.16)          (0.12)


Pro forma net loss and loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method.

NOTE 7 -          LEGAL MATTERS

FMSC is a respondent in arbitrations arising from customer purchases of high yield corporate bonds which declined in market value or defaulted. The claims allege, among other charges, unsuitable recommendations and/or improper use of margin. Some of the claims seek punitive damages and the recovery of various costs. As discussed in Note 11 - Subsequent Events, the Company entered into a global settlement with a number of these claimants in July 2003. There are currently nine other arbitrations pending representing approximately $1.7 million in asserted damages plus interest. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims.

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

As of June 30, 2003, the Company has accrued approximately $2,218,000, including the cost of the July 2003 settlement, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give any assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and the advice of litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

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

Note  11 -      RESTATEMENT

     Subsequent to the issuance of the Company's unaudited consolidated financial statements for the quarter ended June 30, 2003, the Company discovered a computational error in the valuation of certain warrants issued in July 2003, but accrued for as of June 30, 2003. The correction resulted in an increase of $88,000 in Legal matters and related costs in the Statement of Operations for the three and six months ended June 30, 2003. A summary of the significant effects of the restatement is as follows:

                                                    June 30, 2003
                                                    -------------

                                          As Previously
                                           Reported                As Restated
                                           --------                -----------

 Accrued expenses                       $    2,568,441         $     2,656,441
 Total liabilities                          15,667,308              15,755,308
 Accumulated deficit                        (9,883,428)             (9,971,428)
 Total stockholders' deficit                (2,518,616)             (2,606,616)

                                             For the Three Months Ended
                                                    June 30, 2003
                                                    -------------

                                          As Previously
                                           Reported                As Restated
                                           --------                -----------

 Legal matters and related costs        $    2,356,054         $     2,444,054
 Total expenses                             17,153,938              17,241,938
 Net loss                                   (1,251,468)             (1,339,468)
 Net loss applicable to common
 stockholders                               (1,251,468)             (1,339,468)

 Net loss per share - basic and
 diluted                                $         (.15)        $          (.16)

                                               For the Six Months Ended
                                                    June 30, 2003
                                                    -------------

                                          As Previously
                                           Reported                As Restated
                                           --------                -----------

 Legal matters and related costs        $    2,757,120         $     2,845,120
 Total expenses                             28,581,449              28,669,449
 Net loss                                   (1,722,812)             (1,810,812)
 Net loss applicable to common
 stockholders                               (1,747,651)             (1,835,651)

                                        $         (.20)                   (.21)

NOTE 12-          SUBSEQUENT EVENT

On July 17, 2003, the Company entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and agreed to issue to the claimants 500,000 shares of the Company's common stock and five-year warrants to purchase an aggregate of 750,000 additional common shares. The Company has agreed to register all shares of common stock underlying the warrants and fifty percent of the shares of common stock issued outright.

The warrants are expected to be issued in three classes of 250,000 warrants each. The first class will have an exercise price of $.40 per share; the other two classes will have an exercise price of $.25 per share. In addition, the settlement agreement provides that the Company may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders of a particular class to exercise up to a maximum of 250,000 warrants, respectively, during the months of June 2004, June 2005 and June 2006 (the "Required Exercise Events"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. In the alternative, the Company may elect or be required to redeem the warrants depending upon the then prevailing market price of the Company's Common Stock. If the warrants are exercised, and the shares sold, the Company would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares net of commissions. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled for that year.

While the basic warrant exercise terms have been agreed to by the Company and the claimants, the specific procedures by which the warrants may be exercised and/or redeemed may still be modified based upon further negotiations between the Company and the claimants.

As of June 30, 2003, the Company has accrued the cash settlement of $1,000,000, the value of the stock issuances of $160,000 based on the stock's quoted market price, and the fair value of the warrants in the amount of $441,000 determined using the discounted cash flow method. In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company will re-measure the fair value of the warrants as of the end of each reporting period until the Company's obligations with respect to the warrants are resolved. Changes in fair value will be recognized in earnings.

11
Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Legal matters and related costs increased $2,071,000 to $2,444,000 during the 2003 quarter as compared to $373,000 in the 2002 quarter. This increase is primarily attributable to the costs to defend and settle asserted claims of approximately $13 million arising from customer purchases of high-yield corporate bonds. As discussed in Footnote 12 - Subsequent Events, the Company entered into a global settlement with a number of these claimants in July 2003. As of June 30, 2003, the Company has accrued approximately $2,218,000, including the cost of the July 2003 settlement, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. In addition to those claims settled in July, there remain nine additional arbitrations representing approximately $1.7 million in asserted damages arising from the same or similar allegations. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims.

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

     For the six month period ended June 30, 2003, the Company reported a net loss applicable to common stockholders of $1,836,000 or $.21 per basic and diluted share, as compared to the net loss applicable to common stockholders reported for the same period in 2002 of $1,318,000 or $.15 per basic and diluted share. For the three months ended June 30, 2003, the Company reported a net loss applicable to common stockholders of $1,339,000, or $.16 per basic and diluted share, as compared to a net loss applicable to common stockholders of $998,000, or $.12 per basic and diluted share for the second quarter of 2002.


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

     Cash and cash equivalents decreased during the first six months of 2003 by $76,000, to $2,563,000. Net cash used in operating activities was $49,000 for the 2003 period. The primary components of the decrease are the loss of $1,811,000 and an increase in other assets, comprised mainly of an increase in prepaid insurance of $1,097,000, offset by an increase in commissions payable of $2,046,000.

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
                                                =========

         Future minimum lease payments as of June 30, 2003 are as follows:

                                                  Capital
                                                  Leases

                             2003                $124,458
                             2004                 114,396
                             2005                  15,711
                             2006                      --
                                                 --------
            Total minimum lease payments          254,565
            Less:  Amount representing interest   (18,397)
                                                 --------
                                                 $236,168
                                                 ========

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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)



Dated: November 14, 2003                        /s/ William J. Kurinsky
                                                -------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                /s/ Herbert Kurinsky
                                                -------------------------------
                                                Herbert Kurinsky
                                                President

19                                                                 Exhibit 31.1

                                  CERTIFICATION

     I, Herbert Kurinsky, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of First Montauk Financial Corp.;

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


Date:  November 14, 2003


/s/ Herbert Kurinsky
---------------------------------
HERBERT KURINSKY
PRESIDENT

                                                                   Exhibit 31.2

                                  CERTIFICATION

     I, William J. Kurinsky, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of First Montauk Financial Corp.;

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


Date:  November 14, 2003


/s/ William J. Kurinsky
---------------------------------
WILLIAM J. KURINSKY
CHIEF FINANCIAL OFFICER

21
                                                                 Exhibit 32.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amendment No. 2 to the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
November 14, 2003

                                                                 Exhibit 32.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Amendment No. 2 to the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-----------------------------------
William J. Kurinsky
Chief Financial Officer
November 14, 2003