Form 10-Q
period 2003-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2003-11-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2003


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of September 30, 2003 and December 31, 2002   .........  3

     Consolidated Statements of Loss for the
       Nine Months ended September 30, 2003 and 2002 and
       Three Months ended September 30, 2003 and 2002 ...........  4

     Consolidated  Statements of Cash Flows for
       the Nine Months ended September 30, 2003 and 2002 .......   5

     Notes to Consolidated Financial Statements ................ 6-9

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  .........10-15

     Item 3. Market Risk ......................................   15

     Item 4. Controls and Procedures ..........................   16

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings ...............................   17

     Item 2.  Changes in Securities ...........................   17

     Item 5.  Other Information................................   17

     Item 6.  Exhibits and Reports on Form 8-K.................   18

     Signatures ...............................................   19

     Officers' Certifications .................................20-23

03

                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      September 30,    December 31,
                                                         2003              2002
                                                      (unaudited)
                      ASSETS

 Cash and cash equivalents                       $      1,012,156   $      2,638,819
 Due from clearing firm                                 4,616,451          4,591,701
 Trading and investment account securities                782,861            183,944
 Employee and broker receivables                          888,036          1,070,087
 Loans receivable - officers                              159,415            178,936
 Property and equipment - net                           1,144,164          1,396,892
 Income tax refund receivable                             -                  212,300
 Deferred income taxes - net                              460,000            460,000
 Other assets                                           1,359,368            692,827
                                                   --------------     --------------

      Total assets                               $     10,422,451   $     11,425,506
                                                   ===============    ===============


      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Deferred income                                 $      4,933,995   $      5,456,323
 Securities sold, not yet purchased, at market            112,359            -
 Notes payable                                            -                   48,057
 Commissions payable                                    4,145,168          2,681,128
 Accounts payable                                         857,329            577,225
 Accrued expenses                                       1,652,826          1,987,871
 Capital leases payable                                   180,212            343,682
 6% convertible debentures                              1,240,000          1,030,000
 Other liabilities                                         34,846             78,910
                                                   --------------     --------------

     Total liabilities                                 13,156,735         12,203,196
                                                   ---------------    --------------

 Commitments and contingencies (See Notes)

Stockholders' deficit

 Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                -                  -
 Series A Convertible Preferred Stock, 625,000 shares
   authorized, $.10 par value, 330,250 shares issued
   and outstanding; liquidation preference: $1,651,250     33,025             33,025
 Common Stock, no par value, 30,000,000 shares
   authorized, 9,027,164 and 8,527,164 shares issued
   and outstanding, respectively                        3,576,220          3,416,220
 Additional paid-in capital                             3,939,110          3,918,930
 Accumulated deficit                                  (10,259,969)        (8,135,777)
 Less:  Deferred compensation                             (22,670)           (10,088)
                                                    --------------    ---------------

        Total stockholders' deficit                    (2,734,284)          (777,690)
                                                    --------------    ---------------

        Total liabilities and stockholders' deficit $  10,422,451   $     11,425,506
                                                    ==============    ===============







                         See notes to financial statements.


04

                                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF LOSS


                                                      Nine months ended September 30,     Three months ended September 30,
                                                        2003               2002               2003               2002
                                                       (unaudited)        (unaudited)        (unaudited)      (unaudited)

 Revenues:

 Commissions                                     $     30,193,458   $     28,185,933   $     11,302,047   $      8,071,624
 Principal transactions                                 8,136,465          5,196,757          2,633,039          1,566,174
 Investment banking                                       617,506            110,594            254,091              7,574
 Interest and other income                              3,082,756          2,870,655            982,371          1,093,370
                                                   ---------------    ---------------    ---------------    ---------------

                                                       42,030,185         36,363,939         15,171,548         10,738,742
                                                   ---------------    ---------------    ---------------    ---------------
 Expenses:

 Commissions, employee compensation and benefits       33,204,961         29,963,056         11,723,412          8,606,612
 Clearing and floor brokerage                           2,102,721          2,010,368            744,839            643,283
 Communications and occupancy                           2,021,361          2,340,744            647,213            786,546
 Legal matters and related costs                        4,385,437            755,973          1,540,317            116,032
 Other operating expenses                               2,291,296          2,985,406            758,103          1,063,728
 Interest                                                 123,762             81,712             46,205             27,067
                                                   ---------------    ---------------    ---------------    ---------------

                                                       44,129,538         38,137,259         15,460,089         11,243,268
                                                   ---------------    ---------------    ---------------    ---------------
  Net loss                                             (2,099,353)        (1,773,320)          (288,541)          (504,526)
                                                   ===============    ===============    ===============    ===============

 Net loss applicable to common stockholders      $     (2,124,192)  $     (1,847,838)  $       (288,541)  $       (529,365)
                                                   ===============    ===============    ===============    ===============

 Per share of Common Stock:
    Basic and diluted                            $          (0.25)  $          (0.22)  $          (0.03)  $          (0.06)
                                                   ===============    ===============    ===============    ===============

 Number of common shares used in
    basic and diluted loss per share                    8,666,358          8,560,946          8,940,207          8,525,284
                                                   ===============    ===============    ===============    ===============


























                                            See notes to financial statements.


05


                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine months ended September 30,
                                                         2003               2002
                                                     (unaudited)      (unaudited)
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

 Cash flows from operating activities:
    Net loss                                     $     (2,099,353)  $     (1,773,320)
                                                   ---------------    ---------------
 Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                          379,274            380,457
    Amortization                                           15,486             11,580
    Common stock issued in legal settlement               160,000            -
    Increase (decrease) in cash attributable to
      changes in assets and liabilities
    Due from clearing firm                                (24,750)          (502,860)
    Trading and investment account securities            (598,917)           614,903
    Loans receivable - officers                            19,521            (24,119)
    Employee and broker receivables                       182,051            770,519
    Other assets                                         (674,429)           259,983
    Income tax refund receivable                          212,300          1,069,442
    Deferred income                                      (522,328)          (416,822)
    Securities sold, not yet purchased                    112,359           (141,729)
    Commissions payable                                 1,464,040           (885,350)
    Accounts payable                                      280,104            141,433
    Accrued expenses                                     (335,045)             1,700
    Other liabilities                                     (44,064)          (457,508)
                                                   ---------------    ---------------
        Total adjustments                                 625,602            821,629
                                                   ---------------    ---------------
        Net cash used in operating activities          (1,473,751)          (951,691)
                                                   ---------------    ---------------
 Cash flows from investing activities:
    Additions to property and equipment                  (126,546)          (171,881)
                                                   ---------------    ---------------

 Cash flows from financing activities:
    Payment of notes payable                              (48,057)          (185,558)
    Payments of capital leases                           (163,470)          (146,891)
    Proceeds from issuance of 6% convertible debentures   210,000            -
    Payment toward purchase of treasury stock             -                  (25,016)
    Payments of preferred stock dividends                 (24,839)           (74,518)
                                                   ---------------    ---------------
        Net cash used in financing activities             (26,366)          (431,983)
                                                   ---------------    ---------------
 Net decrease in cash and cash equivalents             (1,626,663)        (1,555,555)
 Cash and cash equivalents at beginning of period       2,638,819          1,779,554
                                                   ---------------    ---------------
 Cash and cash equivalents at end of period             1,012,156            223,999
                                                   ===============    ===============

 Supplemental disclosures of cash flow information:
    Cash paid (received) during the period for:

        Interest                                 $        120,658   $         69,712
                                                   ===============    ===============
        Income taxes                             $       (188,205)  $     (1,113,646)
                                                   ===============    ===============

 Noncash financing activity:
    Value of warrants charged to deferred financing costs
       in connection with debenture offering     $          2,178   $        -
                                                   ===============    ===============








                         See notes to financial statements.



                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2003

NOTE 1 -          MANAGEMENT REPRESENTATION

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 2003 and 2002. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on Form 10-K.

The results reflected for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2003.

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

NOTE 2 -          NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                Nine months ended September 30,
                                                    2003              2002
                                                    ----              ----

     Stock options                                3,724,498        3,612,998
     Warrants                                     3,971,446        9,242,338
     Convertible debt                             2,480,000           66,404
     Convertible preferred stock                    660,500          662,380

NOTE  3 -  OTHER INCOME

Advances received under the Company's financial agreement with its clearing firm are deferred and amortized to income over the remaining term of the agreement on a straight-line basis. Other income for the nine and three months ended
September 30, 2003 and 2002 included amortization of $522,328, $174,109, $428,822, and $135,047, respectively.

NOTE  4 - OTHER ASSETS

          Other assets consist of the following:


                                             September 30,      December 31,
                                                 2003              2002
                                                 ----              ----

     Prepaid insurance                       $  544,818         $256,215
     Other assets                               814,550          436,612
                                                -------          -------

                                             $1,359,368         $692,827
                                              =========          =======

Prepaid insurance includes unamortized premiums for various corporate insurance policies. The Company has incurred significant premium increases in 2003 over the prior year for errors and omissions (E&O) coverage for the annual policy period that commenced January 31, 2003.

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

Items (ii) and (iii) of the new requirements in FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted FAS 148 for the fiscal year ended December 31, 2002 and continues to account for stock-based compensation utilizing the intrinsic value method. The additional disclosures required by FAS 148 are as follows:

                                 Nine months ended September 30,   Three months ended September 30,
                                     2003            2002               2003           2002
                                     ----            ----               ----           ----

Net loss applicable to common
stockholders, as reported         $(2,124,192)   $(1,847,838)      $ (288,541)     $ (529,365)

Deduct:  Total stock based
compensation expense determined
under the fair value based method
for all awards, net of tax            (65,798)      (110,830)         (25,127)        (33,531)
                                    ----------    -----------       ----------         --------

Pro forma net loss                $(2,189,990)   $(1,958,668)      $ (313,668)    $  (562,896)
                                   ==========     ==========        ==========        =========

Loss per share:

Basic and diluted - as reported         (0.25)         (0.22)           (0.03)          (0.06)
Basic and diluted - pro forma           (0.25)         (0.23)           (0.04)          (0.06)


Pro forma net loss and loss per share information, as required by SFAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method.

NOTE 7 - LEGAL MATTERS

On July 17, 2003, the Company and its broker-dealer subsidiary, First Montauk Securities Corp. ("FMSC") entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price.

The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares. The warrants have been issued in three classes of 250,000 warrants each. The first class has an exercise price of $.40 per share; the other two classes have exercise prices of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants of a particular class, respectively, during the months of June 2004, June 2005 and June 2006 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. In the alternative, the Company may elect or be required to redeem the warrants depending upon the then prevailing market price of the Company's Common Stock on or about the date of the Required Exercise Event for up to $.80 per warrant, or a maximum of $200,000 per class. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled for that year.

In July 2003, the Company valued the warrants at $441,000 using the discounted cash flow method. In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company is required to re-measure the fair value of the warrants as of the end of each reporting period until the Company's obligations with respect to the warrants are resolved. The warrant value increased to $460,000 as of September 30, 2003. Changes in fair value are being recognized in earnings. The Company has agreed to register all shares of common stock underlying the warrants and fifty percent of the shares of common stock issued outright.

There are currently fifteen other related arbitrations pending representing in excess of $4.1 million in asserted damages plus interest. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims.

In August 2003, an NASD arbitration panel rendered an award of $616,000 plus interest against FMSC and FMSC's former broker. FMSC has filed an appeal of this award in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the panel made material mistakes of fact and law in awarding damages to the claimants. FMSC has filed a notice of claim with its fidelity bond carrier, seeking coverage for the loss incurred on account of the former broker's conduct. FMSC cannot give assurance that coverage will be approved, or if it is approved, that the loss will be fully insured.

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

As of September 30, 2003, the Company has accrued approximately $1,416,000, including the value of the settlement warrants, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give any assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and the advice of litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

NOTE 8 - INCOME TAXES

The Company has reported an effective tax rate of 0% for all periods presented due to net operating losses. The tax benefits of these losses and other temporary differences have been offset by increases in the Company's tax valuation allowance due to management's uncertainty as to the ultimate realization of such benefits.

NOTE 9 - WARRANTS

The Company's 3,072,446 Class A warrants and 3,072,446 Class B warrants expired on February 17, 2003. In connection with the convertible debenture offering, the Company issued 124,000 common stock purchase warrants as compensation to registered representatives. The Company valued the warrants at approximately $13,500 using the Black-Scholes option pricing method, and included the warrant value in deferred financing costs. In July 2003, the Company issued 750,000 warrants to various individuals in connection with a settlement of litigation (see note 7).

NOTE 10 - SUSPENSION OF PREFERRED STOCK DIVIDENDS

The Company has suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at September 30, 2003 were approximately $50,000.

NOTE 11 - SUBSEQUENT EVENTS

In October  2003,  FMSC  negotiated a settlement  of its raiding claim against a
competitor  for  raiding,   unfair   competition  and  use  of  proprietary  and
confidential information.

In October 2003, the Company closed on an additional $1,005,000 principal amount of 6% convertible debentures. The debentures have the same terms as those previously issued, as described in Note 5.

In November 2003, the Company received its fourth and final advance of $1,250,000 under the financing agreement with its clearing firm.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factors Affecting "Forward-Looking Statements"

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other participants in competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by the Company. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to the Company's previous filings on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003 and Form 10-K for the year ended December 31, 2002.

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

     FMSC has approximately 470 registered representatives and services over 60,000 retail and institutional customer accounts. With the exception of two Company-leased branch offices, all of FMSC's 131 other branch office and satellite locations in 34 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. FMSC also employs registered representatives directly at its corporate office and the Company-leased branch offices.

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

       RESULTS OF OPERATIONS

     The results of operations for the nine months and three months ended September 30, 2003 (the "2003 period" and the "2003 quarter," respectively) showed a significant increase in revenues of 16% and 41%, over the same periods in the prior year (the "2002 period" and the "2002 quarter," respectively).

     The  Company's  primary  source of  revenue  is  derived  from  commissions generated on agency transactions, including the sales of listed and over-the-counter stocks and options. For the 2003 quarter, revenues from agency transactions increased $2,960,000, or 61%, from $4,881,000 to $7,841,000 over the 2002 quarter. For the 2003 period, these same revenues also increased, from $17,793,000 in the 2002 period, to $20,128,000 in the 2003 period, an increase of $2,335,000, or 13%.

     Revenues from mutual fund commissions decreased for the 2003 period and were nearly flat for the 2003 quarter, when compared to the prior year. Mutual fund revenues decreased $449,000, from $4,563,000 in the 2002 period to $4,114,000, in the 2003 period, a decrease of 10%.

     Revenues from insurance commissions decreased $342,000, from $3,579,000 in the 2002 period, to $3,237,000 in the 2003 period, a decrease of 10%. For the 2003 quarter, the decrease was $41,000, from $1,170,000 in the 2002 quarter to $1,129,000.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which the company acts as principal, proprietary trading, syndicate revenues and fixed income securities, showed increases during both periods in 2003. For the 2003 quarter, gross revenue from mark-ups/mark-downs on principal transactions increased $689,000, from $311,000 to $1,000,000, an increase of 222% over the 2002 quarter. For the nine month 2003 period, the increase was $1,378,000 when compared with the same period in 2002. The increase in syndicate revenues of $131,000 for the 2003 quarter and $724,000 for the 2003 period, as compared to the comparable periods in 2002, reflects continued interest in new offerings, particularly closed-end mutual funds.

     Revenues from proprietary equity trading also increased for 2003 when compared with the same periods in the previous year. For the 2003 quarter, the increase was $241,000 and for the 2003 period it was $76,000. The firm's continued efforts to reduce its exposure to trading risk by more closely monitoring proprietary trading and improving risk management, has succeeded in increasing revenues while limiting potential market losses. Revenues from all fixed income sources, which include municipal, government, corporate bonds and unit investment trusts increased to $1,161,000, from $887,000 for the 2003 quarter and $3,362,000, from $2,456,000 for the 2003 period. Unrealized losses in securities inventory were $38,000 and $27,000 for the 2003 quarter and period, respectively, as compared to unrealized gains of $230,000 and $117,000 for the 2002 quarter and period, respectively.

     Investment banking revenues for the 2003 quarter were $254,000, an increase of $246,000, over the 2002 quarter. During the 2003 period, revenues increased to $618,000, from $111,000 during the first nine months of 2002, an increase of $507,000. FMSC served as the placement agent in two private offerings for public companies during the 2003 quarter, which accounted for the increase.

     Interest and other income for the 2003 quarter totalled $982,000, as compared to $1,093,000 for the 2002 quarter, a decrease of $111,000. Other income for the 2002 quarter included a recovery of $230,000 related to payments previously made to a vendor for the development of applications software. For the 2003 period, interest and other income increased to $3,083,000 from $2,871,000. While interest income remained relatively constant, the increase is primarily attributable to a recovery of bad debt write-offs and increases in charges to customers during the 2003 quarter.

     Compensation and benefits expense increased by $3,116,000, or 36%, to $11,723,000 for the 2003 quarter, from $8,607,000 for the 2002 quarter.
Commission expense, which is directly related to commission revenues, increased 46%, or $3,205,000, from $6,932,000 in the 2002 quarter, to $10,137,000 in the
2003 quarter. Salaries and benefits expense decreased $88,000, or 5%, from $1,675,000 in the 2002 quarter, to $1,587,000 in the 2003 quarter due to staff reductions implemented in 2002 and 2003.

     Compensation and benefits expense increased $3,242,000, or 11%, to $33,205,000 in the 2003 period, from $29,963,000 in the 2002 period. Commission expense increased 14%, or $3,565,000, from $24,781,000 for the 2002 period to $28,346,000 for the 2003 period. Salaries and benefits expense decreased $323,000, or 6%, from $5,182,000 in the 2002 period, to $4,859,000 in the 2003 period for the reasons described above.

     Communications and occupancy expenses decreased $140,000, or 18%, from $787,000 for the 2002 quarter to $647,000 for the 2003 quarter. The decrease is attributable to the elimination of three company leased branch offices and their related costs and equipment rental expenses. Communications and occupancy expenses also decreased by $320,000, to $2,021,000 for the 2003 period, from $2,341,000 in the 2002 period.

     Legal matters and related costs increased $1,424,000, to $1,540,000 during the 2003 quarter, as compared to $116,000 in the 2002 quarter. In August 2003, an NASD arbitration panel rendered an award of $616,000, plus interest, against FMSC, the Company's broker-dealer subsidiary. FMSC has filed an appeal of this award in the U.S. District Court for the Eastern District of Pennsylvania. FMSC has reserved for, but not yet paid, the amount of the award, plus accrued interest, totaling $667,000. FMSC has filed a notice of claim with its fidelity bond carrier, seeking coverage for the loss incurred. FMSC cannot give assurance that coverage will be approved, or if it is approved, that the loss will be fully insured.

     Most of the remaining expense for the 2003 quarter relate to the ongoing costs to defend and settle unresolved claims relating to customer purchases of high-yield corporate bonds. On July 17, 2003, the Company entered into an agreement with certain claimants in order to settle arbitration proceedings arising out of customer purchases of high-yield corporate bonds that declined in market value or defaulted. (See Note 7 to the financial statements for more discussion). There are currently fifteen other related arbitrations pending representing in excess of $4.1 million in asserted damages plus interest. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no remaining insurance coverage available for the payment of settlements and/or judgments that may result from these claims. It is not possible to predict the outcome of other matters pending against FMSC. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. After considering all relevant facts, available insurance coverage and the advice of litigation counsel, it is possible that the Company's consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

     In October 2003, FMSC negotiated a settlement of its raiding claim against a competitor for raiding, unfair competition and use of proprietary and confidential information.

     Other operating expenses decreased to $758,000 in the 2003 quarter, from $1,064,000 in the 2002 quarter, a decrease of 29%. For the 2003 period, these expenses decreased to $2,291,000 from $2,985,000, a decrease of 23%. Bad debts decreased from $280,000 in the 2002 quarter to $5,000 in the 2003 quarter, and from $641,000 for the 2002 period to $6,000 for the 2003 period. The cost for errors and omission insurance increased by $113,000 for the 2003 quarter and $267,000 for the 2003 period, resulting from the substantial increase in premiums from the Company's policy renewal in January 2003. Other expenses in this category, including marketing, consulting, office expense and supplies all decreased during the 2003 quarter and period when compared to the same periods in 2002.

     The Company has reported an effective tax rate of 0% for all periods presented due to net operating losses. The tax benefits of these losses and other temporary differences have been offset by increases in the tax valuation allowance due to management's uncertainty as to the ultimate realization of such benefits.

     For the three months ended September 30, 2003, the Company reported a net loss applicable to common stockholders of $289,000, or $.03 per basic and diluted share, as compared to a net loss applicable to common stockholders of $529,000, or $.06 per basic and diluted share for the third quarter of 2002. For the nine month period ended September 30, 2003, the Company reported a net loss available to common stockholders of $2,124,000 or $.25 per basic and diluted share, as compared to a net loss available to common stockholders reported for the same period in 2002 of $1,848,000, or $.22 per basic and diluted share.

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

     Cash and cash equivalents decreased during the first nine months of 2003 by $1,627,000, to $1,012,000. Net cash used in operating activities was $1,474,000 for the 2003 period. The primary components of the decrease are the operating loss of $2,099,000, an increase in prepaid insurance of $289,000 and trading and investment securities of $599,000, offset by an increase in commissions payable of $1,464,000.

     As of September 30, 2003, the Company has accrued approximately $1,416,000, including the value of settlement warrants discussed in Note 7 of the consolidated financial statements, for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give any assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred.

     In November 2003, the Company received its fourth and final advance of $1,250,000 under the financing agreement with its clearing firm. Advances are subject to income taxes in the year of receipt.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $127,000 during the first nine months of 2003.

     Financing activities used cash of $26,000 during the 2003 period. The Company received gross proceeds of $210,000 from the second closing of its private offering of 6% convertible debentures. This was offset by payments of notes payable, capital leases and preferred stock dividends of $48,000, $163,000 and $25,000, respectively. During fiscal 2001, the Company entered into two capital leases under a sale-leaseback financing with a leasing company. The sale of the fixed assets resulted in a gain of approximately $45,000, which has been deferred and is being amortized over the related lease terms. The leases, totaling $662,000, are together payable in 36 monthly installments of $21,000 with an additional 12 installments of $3,900.

Consolidated Contractual Obligations and Lease Commitments

     The tables below summarize information about the consolidated contractual obligations as of September 30, 2003 and the effects these obligations are expected to have on the Company's consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to the Company's potential exposure to arbitrations and other legal matters.

         Future minimum operating lease payments as of September 30, 2003 are as follows:

                                        Operating
                                         Leases
                                         ------

                2003                    $237,362
                2004                   1,103,126
                2005                     296,302
                2006                     169,500
                                      ----------
       Total minimum lease payments   $1,806,289
                                      ==========

         Future minimum lease payments as of September 30, 2003 are as follows:

                                          Capital
                                          Leases
                                          ------
                2003                     $62,229
                2004                     114,396
                2005                      15,711
                2006                          --
                                         -------
   Total minimum lease payments          192,336
   Less:  Amount representing interest   (12,125)
                                        $180,211

         Future minimum contractual commitments as of September 30, 2003 are as follows:
                                        Employment
                                        Agreements
                                        ----------

                2003                    $140,920
                2004                     620,048
                2005                     682,052
                2006                          --
                                      ----------
 Total minimum contractual payments   $1,443,020


     In 1999, the Company completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Pursuant to the offering, the Company issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. The Company has suspended the quarterly payments of its Series A Preferred Stock dividend in accordance with applicable state law (See Note 10 to the consolidated financial statements and Part II Item 5.)

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

     In July 2003, the Company commenced a new offering of up to $3,000,000 of 6% convertible debentures. The debentures contain terms and conditions substantially similar to the debentures issued in the private offering described above. In October 2003, the Company closed on $1,005,000 principal amount of 6% convertible debentures.

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

     The Company's securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's securities inventories are marked to market on a daily basis. At September 30, 2003 and December 31, 2002, the balances of the Company's securities positions owned and sold not yet purchased, were approximately $783,000 and $112,000 and $184,000 and $0, respectively. In the opinion of management, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts, could potentially have a material effect on the Company's financial position.

     The Company's activities involve the execution, settlement, and financing of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. The Company's client activities may expose it to off-balance sheet credit risk. The Company may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms, or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. The Company seeks to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and Company policies.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal proceedings

     For a full description of new and resolved legal proceedings for the reporting period, please see footnote 7 and the Management's Discussion and Analysis.

Item 2.  Changes in Securities

     During the quarter, the Company issued an aggregate of 500,000 restricted common shares and 750,000 warrants to purchase common shares; 250,000 exercisable at $.40 per share and 500,000 exercisable at $.25 per share all for five years. These issuances were made pursuant to a settlement agreement of a legal proceeding (see footnote 7 for additional information).

Item 5.  Other Information.

     1) The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Currently, the Company is unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accrue on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act.

     2) On October 8, 2003, the Company completed the first closing of a private financing in the amount of $1,005,000 of the Company's securities to certain accredited investors pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D, promulgated thereunder (the "Offering"). The Offering expires on December 31, 2003. The Company intends to use the proceeds primarily for working capital and general corporate purposes.

     The offering consists of up to $3,000,000 principal amount of 6% convertible debentures. Each debenture earns interest at the rate of 6% per annum, payable semi-annually, and is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Each holder shall have the right to convert his or her debentures, at the option of such holder, at any time, into shares of the Company's common stock at the then applicable conversion price. In addition, the Company may, at its option, demand that the holders convert some or all of the debentures into shares of common stock in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of conversion. Further, the Company may, at its option, prepay some or all of the debentures in the event that the closing bid price of its common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of prepayment. Holders of debentures shall have the right to include the shares of common stock issuable upon conversion of the debentures in a registration statement filed by the Company (other than a registration statement on Form S-4 or S-8, or a successor form). The placement agent's registered representatives who participated in the Offering received commissions of 10% of the principal amount of debentures sold, and warrants to purchase shares of common stock equal to 10% of the principal amount of debentures sold. These warrants are exercisable for a period of five years at an exercise price equal to the conversion price of the debentures ($.50 per share).

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

            Exhibit 31.1 - Section 302 Certification of Herbert Kurinsky,
                           Chief Executive Officer

            Exhibit 31.2 - Section 302 Certification of William J. Kurinsky,
                           Chief Financial Officer

            Exhibit 32.1 - Certification pursuant to Section 1350 pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 by Herbert Kurinsky

            Exhibit 32.2 - Certification pursuant to Section 1350 pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 by William J. Kurinsky

(b)         Reports on Form 8-K

     There were two reports on Form 8-K filed. 1) Form 8-K dated July 17, 2003 filed regarding the settlement agreement between First Montauk Financial Corp. and First Montauk Securities Corp. and certain claimants; and 2) Form 8-K dated August 22, 2003 filed regarding the Company's 2nd quarter press release.

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

20                                                                 Exhibit 31.1

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

22
                                                                 Exhibit 32.1


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herbert Kurinsky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Herbert Kurinsky
-----------------------------------
Herbert Kurinsky
Chief Executive Officer
November 14, 2003

                                                                 Exhibit 32.2


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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