Form 10-K
period 2003-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2004-03-30
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
         |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                          -----------------
                                       OR
         |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                              to
                               --------------------------------------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
        Title of each class                           which registered
-------------------------------------     -------------------------------------
                None
------------------------------------      -------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
-------------------------------------------------------------------------------
                                (Title of class)


                           [ Cover Page 1 of 2 Pages ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined by rule 12b-2 of the Act)    Yes __  No X


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003): $2,168,591.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,065,486 as of March 30, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

                                 Not Applicable



                            [Cover Page 2 of 2 Pages]


Table of Contents
                                     PART I
                                                                                                              PAGE

Item 1.             Business                                                                                    1

Item 2.             Properties                                                                                 11

Item 3.             Legal Proceedings                                                                          12

Item 4.             Submission of Matters to a Vote of Security Holders                                        12

                                     PART II


Item 5.             Market For the Company's Common Equity and Related Stockholder Matters                     13

Item 6.             Selected Financial Data                                                                    15

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations      17

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                 26

Item 8.             Financial Statements and Supplemental Data                                                 27

Item 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       27

Item 9A.            Controls and Procedures                                                                    27

                                    PART III


Item 10.            Directors and Executive Officers of the Registrant                                         28

Item 11.            Executive Compensation                                                                     31

Item 12.            Security Ownership of Certain Beneficial Owners and Management                             39

Item 13.            Certain Relationships and Related Transactions                                             41

Item 14.            Principal Accounting Fees and Services                                                     41

                                     PART IV


Item 15.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                           42


PART I
Item 1.   Business
Introduction

     First Montauk Financial Corp. is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, First Montauk Securities Corp. has operated under the registered tradename "Montauk Financial Group". References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary First Montauk Securities Corp. Montauk Financial Group provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, Montauk Financial Group established Century Discount Investments, a discount brokerage division. First Montauk Financial Corp. also sells insurance products through its subsidiary Montauk Insurance Services, Inc.

     Montauk Financial Group has approximately 439 registered representatives and services over 60,000 retail and institutional customer accounts, which comprises over $2 billion of customer assets. With the exception of two branch offices leased by First Montauk Financial Corp., all of Montauk Financial Group's 113 other branch office and satellite locations in 28 states are owned and operated by affiliates, independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate office and the branch offices leased by First Montauk Financial Corp.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, Pennsylvania and various floor brokerage and specialist firms provide execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to large brokerage firms.

     Montauk Financial Group's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, market making activities and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed & Over-The-Counter Stocks                            56%
Debt Instruments:
   Municipal, Government, Corporate Bonds and
   Unit Investment Trusts                                      8%
Mutual Funds                                                  10%
Options: Equity & Index                                        4%
Insurance and Annuities                                        7%
Corporate Finance and Investment Banking                       4%
Investment Advisory Fees                                       3%
Miscellaneous (1)                                              8%
                                                              ---
Total                                                        100%
----------------------------
(1) Miscellaneous includes interest income, amortization of deferred revenue and recovery of bad debts.

02
     The following table reflects Montauk Financial Group's various sources of revenues and the percentage of total revenues for fiscal 2003. Revenues from agency transactions in securities for individual customers of Montauk Financial Group are shown as commissions. Montauk Financial Group also executes customer orders on a riskless principal basis, as well as conducts trading activity on behalf of its own accounts. Revenues from such transactions are shown as Principal Transactions on the table below. Also reflected in Principal Transactions are revenues derived from market making activities.

                                                                                      Year Ended December 31, 2003

                                                                                      Amount               Percent

       Agency commissions from equity securities,
       options and mutual funds, variable insurance
       and management fees......................                                    $41,950,392               72%

       Riskless Principal trades in equity and fixed
       income securities on behalf of customers..................                    $7,779,213               13%

       Proprietary trading...................                                        $1,687,146                3%

       Interest and other Income...........                                          $4,370,787                8%

       Investment Banking(1)...............                                          $2,439,144                4%
                                                                                      ----------              --

       Total Revenues........................                                       $58,226,682              100%


-----------------------------------
(1) Investment banking revenues consist of commissions, selling concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.

Affiliated Registered Representative Program

     Montauk Financial Group's primary method of operations is through its affiliated registered representatives, who operate as independent contractors. A registered representative who becomes affiliated with Montauk Financial Group establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, stock quotation machines, and general office supplies. Under this program, the affiliated representatives retain a significantly higher percentage of the commissions and fees generated by his/her sales than a registered representative in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

     Affiliated representatives must possess a sufficient level of sales and experience to enable the individual to independently support his/her own office. Financial professionals such as insurance agents, real estate brokers, financial planners, and accountants, who already provide financial services to their clients, can become registered with Montauk Financial Group to provide securities products and services to their clients.

     Montauk Financial Group provides full support services to each of the affiliated representatives, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and research, compliance, supervision, accounting and related services.

     Each affiliated representative is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. Montauk Financial Group is ultimately responsible for supervising each affiliated registered representative. Montauk Financial Group can incur substantial liability from improper actions of any of the affiliated representatives. Montauk Financial Group maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by its registered representatives, employees and other agents in connection with the purchase and sale of securities and other financial products and services.

Revenue Sources

     Through our affiliate program we derive a substantial portion of our revenues from customer commissions on brokerage transactions in equity and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans. In addition, in the regular course of our business, we take securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, we expose our own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets. We monitor our risk by maintaining our securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions.

Montauk Insurance Services

     In 1991, we formed Montauk Insurance Services, Inc. for the purpose of offering and selling variable annuity, variable life as well as traditional life and health insurance products. Currently, Montauk Insurance is licensed to sell life insurance and annuities in 49 states. Montauk Insurance derives revenue from the sale of insurance-related products and services to the customers of Montauk Financial Group's registered representatives, who are also licensed to sell certain insurance products. In fiscal year 2003, we earned gross commissions of $4.2 Million from the sale of insurance and annuity products.

Asset Management Advisory Services

     Montauk Financial Group is registered as an Investment Adviser with the SEC and provides investment advisory services to clients through independent, third-party sponsored advisory programs. Montauk Financial Group is registered or eligible to conduct business as an investment adviser in 37 states and the District of Columbia.

     Managed account programs generally require the client to pay a fee for portfolio advisory services, brokerage execution and custody and periodic account performance reports. These fees are calculated as a percentage of client assets under management. Historically, we have only derived a relatively small percentage of our overall revenues from this business line. Management is currently evaluating various business strategies relative to the future operation of this segment.

Investment Banking

     Montauk Financial Group participates in private and public offerings of equity and debt securities and provides general investment banking consulting services to various public and private corporations. Historically, Montauk Financial Group has not derived a significant amount of its revenues from investment banking. We continue to review investment banking opportunities and anticipate that we will engage in additional public and private offerings in the future as business and market conditions warrant. Our investment banking services include bridge and senior loan financing, private placements and public offerings of debt and equity securities, and exclusive sales advice. Under circumstances where we act as an underwriter, we may assume greater risk than would normally be assumed in our normal trading activity. Under the federal securities laws, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that we must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission.

Montauk Capital Markets Group

     As discussed below under the caption "Recent Events," we ceased operation of this division in January 2004. From its inception in March 2002 through the end of the 2003 fiscal year, this division offered market commentary, equity research and specialized brokerage services to its institutional clientele.

Clearing Arrangement

     In May 2000, Montauk Financial Group entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv will act as Montauk Financial Group's primary clearing broker. In February we entered into an amended and restated financial agreement with Fiserv whereby Montauk Financial Group's rights and obligations under the agreement were assigned to us. In connection with this amendment, we granted Fiserv a first priority lien in all of the outstanding shares of Montauk Financial Group stock. In connection with the clearing agreement, Montauk Financial Group and Fiserv also entered into a financial agreement under which Fiserv provided an aggregate of $7.75 Million in cash advances to Montauk Financial Group over the initial three-year term of the agreement. In November 2003, we received the final cash advance of $1.25 Million from Fiserv. We are required to repay any unearned portion of the cash advances in the event we fail to achieve certain minimum performance criteria, or terminate the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination.

Competition

     We encounter intense competition in all aspects of our business and we compete directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Incorporated, Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, we also compete with numerous regional and local firms. Our Montauk Financial Group subsidiary also competes for experienced brokers with other firms offering an independent affiliate program such as National Securities Corp., Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

     In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. In 1997, we entered the discount brokerage arena through our Century Discount Investments division. Additionally, the emergence of online trading has further intensified the competition for brokerage customers. The continued expansion of discount brokerage firms and online trading could adversely affect our retail business.

     Other financial institutions, notably commercial and savings banks offer customers some of the same services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services that banks and other institutions ultimately may offer to customers, we may be adversely affected to the extent those services are offered on a large-scale basis.

     Our subsidiary Montauk Financial Group competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. Montauk Financial Group often offers incentives to qualified registered representatives to join it. These incentives can include cash loans, both forgivable based on duration of association and/or production levels, as well as non-forgivable, incentive stock options and a higher payout. Through its clearing relationship, Montauk Financial Group has implemented on-line information systems to service its affiliates and to attract new brokers. The systems will enable brokers at any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive research reports and compliance memoranda via the firm's intranet component of its newly redesigned website.

Government Regulation

     The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The SEC is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self-regulatory organizations, principally the NASD, and in the case of New York Stock Exchange, Inc. member firms, the New York Stock Exchange. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in areas of:

o        sales practices,
o        trade practices among broker-dealers,
o        capital requirements,
o        record keeping, and
o        conduct of employees and affiliates of member organizations.

     In addition to promulgating regulations and providing oversight, the SEC and the self-regulatory organizations have the authority to conduct administrative proceedings which can result in the censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Furthermore, new legislation, changes in the rules and regulations promulgated by the SEC and the self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the operation and profitability of broker-dealers. The stated purpose of much of the regulation of broker-dealers is the protection of customers and the securities markets rather than the protection of creditors and shareholders of broker-dealers.

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Although we are not directly subject to the Rule, our subsidiary, Montauk Financial Group, is a registered broker-dealer and is subject to the Rule. The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Montauk Financial Group applies the basic method of calculation.

     Compliance with applicable net capital rules could limit our operations, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by our subsidiaries to us. As of December 31, 2003, Montauk Financial Group has $757,047 of net capital and $344,479 of excess net capital.

Employees

     Currently, we have approximately 439 registered representatives of which 333 are associated with affiliate offices. In addition, we employ approximately 90 support personnel in the areas of operations, compliance, accounting, and administration. We believe our relationship with our employees is satisfactory.

Fidelity Bond

     As required by the NASD and certain other authorities, Montauk Financial Group carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the accounts of its customers are protected by the Securities Investor Protection Corporation for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances, with an additional $99,000,000 of aggregate protection provided by a private insurance company for the benefit of all of our clearing firm's customer. The Securities Investor Protection Corporation is funded through assessments on registered broker-dealers and charges a flat annual fee of $150.

Securities Broker/Dealer Professional Liability Insurance

     Montauk Financial Group carries a securities Broker/Dealer professional liability insurance policy underwritten by National Union First Insurance Company of Pittsburgh, PA, a subsidiary of American International Companies. This liability policy provides coverage for any negligent act, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, the giving of financial investment advice and the purchase and/or sale of securities. This policy excludes from coverage certain types of business activity, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The policy term is from January 31, 2004 to January 31, 2005, with a $1 Million limit of liability for each covered event and a $3 Million aggregate liability limit. We are responsible for a $100,000 deductible payment per claim, of which a minimum of $10,000 is offset to the registered representative involved in the claim. In the event that the cost of this coverage becomes cost prohibitive or otherwise becomes unavailable, the lack of coverage may have an adverse impact on our financial condition in the event of material claims in the future which may not be covered by our existing policy.

Executive and Organization Liability Insurance Policy

     We carry an executive and organization liability insurance policy (also known as Directors and Officers liability insurance), which covers our executive officers, directors and counsel against any claims for monetary damages arising from the covered individuals actual or alleged breach of duty, neglect, error, misstatement, misleading statement or omission when acting in the capacity of his/her position as an executive officer, director and/or counsel on our behalf. Policy exclusions include, but are not limited to, claims made against covered individuals attributable to the committing of any deliberate criminal or fraudulent acts, illegal or improper payments, and others. Our carrier has issued a renewal quote for the policy period commencing March 30, 2004 with coverage substantially similar to that in effect during the prior policy period. During the prior policy, this coverage was underwritten by XL Specialty Insurance Company of Stamford, Connecticut, and provided for coverage in the amount of $5 Million with a deductible of $250,000 for all claims.

General Business Developments During the
2003 Fiscal Year and Subsequent Events

New Management

     Effective January 1, 2004, we restructured our senior management. As of such date, Mr. Victor K. Kurylak commenced his service as our President and Chief Operating Officer. Mr. Herbert Kurinsky, who had served as our Chairman, President and Chief Executive Officer will continue to serve us as Chairman of the Board of Directors, but relinquished his other offices. Mr. William J. Kurinsky, who had served as our Vice President, Chief Operating and Chief Financial Officers and Secretary will now serve as our Vice Chairman and Chief Executive Officer. Mr. William J. Kurinsky has also retained his offices of Chief Financial Officer and Secretary.

Closure of Montauk Capital Markets Group

     In January 2004, we ceased operations of Montauk Capital Markets Group, which provided market analysis, equity research and brokerage services to its institutional clientele. Management determined to cease the operations of this division in view of new regulations pertaining to the publication of research reports and pending regulatory action regarding our research.

Debenture Offering

     During the quarter ended December 31, 2003 we completed a private offering of securities pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. In the offering, we sold an aggregate of $1,895,000 of convertible debentures to certain "accredited investors" only. The offering consisted of up to $3,000,000 principal amount of 6% convertible debentures. Each debenture is due and payable five years from issuance, unless previously converted into shares of our common stock. The proceeds of the financing will be used to satisfy our general working capital needs.

     Each debenture earns interest at the rate of 6% per annum, payable semi-annually, and is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Each holder shall have the right to convert its debentures, at the option of such holder, at any time, into shares of our common stock at the then applicable conversion price. In addition, we, at our option, may demand the holders convert some or all of the debentures into shares of common stock in the event that the closing bid price of our common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of conversion.

     Further, we, at our option, may prepay some or all of the debentures in the event that the closing bid price of our common stock is 200% of the conversion price for the twenty consecutive trading days prior to the date of the notice of prepayment. The prepayment amount shall be 130% of the principal amount of the debentures from the date of issuance until the first anniversary of the date of issuance, together with accrued and unpaid interest. Thereafter, the prepayment amount shall be equal to 120% of the principal amount of the debentures, together with accrued and unpaid interest through the date of prepayment.

     Holders of debentures shall have notice of and the right to include the shares of common stock issuable upon conversion of the debentures in a registration statement that we file other than a registration statement on Form S-4 or S-8, or a successor form. Montauk Financial Group served as the exclusive agent for the sale of the debentures and received commissions of 10% of the principal amount of debentures sold in the offering and warrants to purchase such number of shares of common stock as equals 10% of the aggregate principal amount of the debentures sold. These warrants are exercisable for a period of five years at an exercise price of equal to the conversion price of the debentures.

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

                                  Risk Factors

Our business is inherently risky and we have suffered losses

     For the years ended December 31, 2003, 2002 and 2001, we reported revenues of $58,227,000, $47,967,000 and $51,220,000, respectively. We suffered net losses of $3,518,000, $2,960,000 and $5,208,000 for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. The losses in these periods were primarily due to costs associated with litigation expenses and settlements. We may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of our future operations. Our results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of our management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of our business is directly affected by our available net capital.

Fluctuations in securities volume and prices increase the potential for future losses

     We, and the securities industry in general, are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. We and the securities industry in general, are subject to other risks, including risks of loss from the underwriting of securities, counter party (a party to which we have credit or performance exposure) failures to meet commitments, customer fraud, employee errors or misconduct and litigation. In addition, price fluctuations may cause losses on securities positions. As we expand our investment banking activities and more frequently serve as manager or co-manager of public offerings of securities, we can expect to make increased commitments of capital to market-making activities in securities of those issuers. The expected additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from reductions in the market price. Low trading volume or declining prices generally results in reduced revenues. Under these conditions, profitability is adversely affected since many costs, other than commission compensation and bonuses, are fixed. Heavy trading volume has caused serious operating problems, including delays in clearing and processing, for many securities firms in the past and may do so in the future.

Principal and brokerage transactions and lending activities expose us to losses

     Our trading, market making and underwriting activities involve the purchase, sale or short sale of securities as a principal and, accordingly, involve the risk of changes in the market prices of those securities and the risk of a decrease in the liquidity of markets which would limit our ability to resell securities purchased or to repurchase securities sold in principal transactions. Montauk Financial Group's brokerage activities and principal transactions are subject to credit risks. For example, a customer may not respond to a margin call, and since the securities being held as collateral have diminished in value, there is a risk that we may not recover the funds loaned to the customer.

Competition in the brokerage industry may adversely impact our retail business.

     We encounter intense competition in all aspects of our business and compete directly with many other securities firms, a significant number of which offer their customers a broader range of financial services, have substantially greater resources and may have greater operating efficiencies. In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates on an "execution only" basis without offering other services such as investment recommendations and research. The further expansion of discount brokerage firms could adversely affect our retail business. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect us. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products presently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer to customers, we may be adversely affected to the extent those services are offered on a large scale.

We are subject to various risks in the securities industry.

     As a securities broker-dealer, our subsidiary is subject to uncertainties that are common in the securities industry. These uncertainties include:

         o     the volatility of capital markets;
         o     governmental regulation;
         o     litigation;
         o     intense competition;
         o substantial fluctuations in the volume and price level of securities; and
         o     dependence on third parties.

     As a result, revenues and earnings may vary significantly from period to period. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. We are smaller and have less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways, including those described herein. Our revenues are likely to decline in such circumstances and, if it is unable to reduce expenses accordingly, our financial condition and results of operations would be adversely affected.

We have incurred liability due to securities-related litigation.

     Many aspects of our business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of our associated persons, as well the underwriting and distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seeks both rescissionary and punitive damages. During the year ended December 31, 2003, we incurred $5,837,000 in litigation costs, reserves and expenses related to various legal claims and settlements. Management cannot give assurance that the accrual will be adequate to cover actuaul costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against us at this time. All such cases are and will continue to be, vigorously defended. However, litigation is subject to many uncertanties, and some of these actions and proceedings may result in adverse awards or judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that our consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

We remain subject to extensive regulation and the failure to comply with these regulations could subject us to penalties or sanctions.

     The securities industry in general and our business in particular is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The broker-dealer is also regulated by industry self-regulatory organizations, including the NASD and the Municipal Securities Rulemaking Board. Montauk Financial Group is a registered broker-dealer with the SEC and a member firm of the NASD. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

            o   sales methods and supervision;
            o   trading practices among broker-dealers;
            o   use and safekeeping of customers' funds and securities;
            o   capital structure of securities firms;
            o   record keeping; and
            o   the conduct of directors, officers, agents and employees.

     Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which is Montauk Financial Group's primary regulator. NASD adopts rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations.

     Compliance with these regulations involves a number of risks, particularly where the regulations may be subject to varying interpretation. If we are found to have violated an applicable regulation, an administrative or judicial action may be initiated against us that may result in penalties which could have a material adverse effect on our operating results and financial condition, including but not limited to:

            o   censure;
            o   fine;
            o civil damage awards, including treble damages for insider trading violations;
            o   the issuance of cease-and-desist orders; or
            o the deregistration or suspension of our broker-dealer activities and/or our employees.

We depend upon our registered representatives.

     Most aspects of our business are dependent on highly skilled and experienced individuals. We have devoted considerable efforts to recruiting and compensating those individuals and provide incentives to encourage them to remain employed by or associated with us. Individuals associated with us may in the future leave our company at any time to pursue other opportunities.

We depend upon our senior management.

     For the foreseeable future, we will be substantially dependent upon the personal efforts and abilities of our senior management, including our Chairman and founder, Mr. Herbert Kurinsky, our Chief Executive Officer and Chief
Financial Oficer, Mr. William Kurinsky and our President and Chief Operating Officer, Mr. Victor K. Kurylak to coordinate, implement and manage our business plans and programs. The loss or unavailability of the services of any of them would likely have a material adverse affect on our business, operations and prospects. We have obtained, for our benefit, a life insurance policy on the life of Mr. Herbert Kurinsky in the amount of $500,000.

Montauk Financial Group must comply with Net Capital Requirements.

     The business of our broker-dealer, like that of other securities firms, is capital intensive. The SEC and the NASD have stringent provisions with respect to net capital requirements applicable to the operation of securities firms. A significant operating loss or any charge against net capital could adversely affect our ability to significantly expand or, depending upon the magnitude of the loss or charge, to maintain our present level of business.

We are exposed to risks due to our investment banking activities.

     Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitment at less than the purchase price. In addition, under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings. Acting as a managing underwriter increases these risks. Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the Net Capital Rule.

We rely on one clearing firm and the termination of the clearing agreement with this firm could disrupt Montauk Financial Group's business.

     Montauk Financial Group uses one clearing broker, Fiserv Securities, Inc., to process its securities transactions, maintain customer accounts, control, receive, custody and deliver securities, on a fee basis. We depend on the operational capacity and ability of the clearing broker for the orderly processing of transactions. If the clearing agreement is terminated for any reason, or if the clearing firm fails to provide its functions for us in the normal course of business, we would be forced to find an alternative clearing firm. There is no assurance that we would be able to find an alternative clearing firm on acceptable terms to us or at all.

We do not pay dividends on our common stock.

     We do not pay dividends on the issued and outstanding shares of our common stock. However, we pay 6% quarterly dividends on the outstanding shares of our Series A Preferred Stock and pay interest at the rate of 6% on our outstanding debentures. Applicable laws, rules and regulations under the New Jersey Business Corporation Act, the Securities Act of 1933, as amended, as well as regulations of the NASD may affect our ability to declare and pay dividends.

The conversion or exercise of outstanding convertible securities may result in dilution to our common shareholders.

     Dilution of the per share value of our common shares could result from the conversion of most or all of the currently outstanding debentures and shares of Series A Preferred Stock. We issued an aggregate of $1,240,000 principal amount of debentures in a private offering completed March 1, 2003 and subsequently issued an aggregate of $1,895,000 principal amount of debentures in a private placement completed in December 2003. The debentures are convertible into a total of 6,270,000 shares of our common stock at an initial conversion rate of $0.50. In 1999, we issued an aggregate of 349,511 shares of Series A Preferred Stock in connection with an exchange offer. Currently, 311,089 Series A
Preferred Shares remain outstanding and convertible into 622,178 shares of common stock at the rate of $2.50 per share. However, if the last sale price of the common stock is $3.50 or more a share for 20 consecutive trading days, as listed on the Over-the-Counter Bulletin Board, the Series A Shares will automatically be converted into shares of common stock.

     In addition, as of December 31, 2003, there were outstanding:

            o warrants to purchase 313,500 shares of common stock at an exercise price of $0.50 per share;
            o warrants to purchase 775,000 shares of common stock at exercise prices ranging from $.25 to $1.75, issued in a settlement of certain claims;
            o warrants to purchase 3,072,446 shares of common stock at an exercise price of $7.00 per share; and
            o options to purchase 3,556,498 shares of common stock, at exercise prices ranging from $0.20 to $2.75 per share.

     The conversion or exercise of these convertible securities and the sale of the underlying common stock, or even the potential of such conversion or exercise and sale, may have a depressive effect on the market price of our securities and will cause dilution to our shareholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding convertible securities can be expected to convert or exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants. Dilution could create significant downward pressure on the trading price of our common stock if the conversion or exercise of these securities encouraged short sales. Even the mere perception of eventual sales of common shares issued on the conversion of these securities could lead to a decline in the trading price of our common stock.


We have sold restricted shares which may depress the common stock price.

     As of March 30, 2004, of the 10,065,486 issued and outstanding shares of our common stock, approximately 2,544,241 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who not affiliated with us and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

There is a limited public market for our securities

     Our common stock and warrants are traded in the over-the-counter market and reported by the National Daily Quotation Service published by the National Quotation Bureau, Inc and the Electronic Bulletin board maintained by the NASD. Although we may apply for inclusion of our common stock in the Nasdaq Smallcap Market and/or on the American Stock Exchange, we do not currently satisfy the minimum listing requirements. Accordingly, there can be no assurance that we will be successful in obtaining listing on Nasdaq or on the Amex, or if obtained, that it will be able to maintain the Nasdaq or Amex listing.

Our broker-dealer subsidiary faces limitations on trading and market-making activities in our securities

     Due to regulatory positions and requirements of both the SEC and the NASD relating to the circumstances and extent to which a registered broker-dealer and NASD member may engage in market-making transactions in the securities of its parent company, Montauk Financial Group does not engage in trading or market-making activities relating to our common stock or warrants where Montauk Financial Group would speculate in, purchase or sell our securities for its own account. The purpose and effect of such limitation restricts Montauk Financial Group from being a factor in the determination of the market or price of our securities. Montauk Financial Group does, however, execute transactions for its customers on an "agency basis" where it does not acquire our securities for its own proprietary account. It will, however, earn usual and customary brokerage commissions in connection with the execution of such brokerage transactions. If, under current or future regulations of both the SEC and NASD, Montauk Financial Group is permitted to participate as a market-maker, it may do so on the basis of showing a bid and offer for our securities at specified prices representing customer interest.

We have limited the liability of our directors.

     We have amended our certificate of incorporation to include provisions eliminating the personal liability of our directors, except for breach of a director's duty of loyalty to the company or to our shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, and in respect of any transaction in which a director receives an improper personal benefit. These provisions pertain only to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither the company nor its shareholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence, or which are ultimately found to have been in violation of their fiduciary duties, although it may be possible to obtain injunctive or other equitable relief with respect to such actions. If equitable remedies are found not to be available to shareholders in any particular case, shareholders may not have an effective remedy against the challenged conduct.

     We believe that, based upon recent developments in the market for directors' and officers' liability insurance, such provisions are necessary to attract and retain qualified individuals to serve as directors. In addition, such provisions will allow directors to perform their duties in good faith without concern for the application of monetary liability on a retroactive basis in the event that a court determines their conduct to have been negligent or grossly negligent. On the other hand, such provisions significantly limit the potential remedies available to the company or a shareholder, and it is possible that the protection afforded by such provisions may reduce the level of diligence or care demonstrated by such directors.

Our Certificate of Incorporation and By-Laws contain provisions which may have an anti-takeover effect.

     Our amended and restated certificate of incorporation and by-laws contain provisions which may discourage certain transactions which involve an actual or threatened change in control of the company. These provisions include a classified or staggered board of directors. As permitted by the New Jersey Corporation Law, our certificate of incorporation provides that a director or officer of our company will not be personally liable to the company or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, except under certain circumstances including a breach of the director's duty of loyalty to the company or our stockholders or any transaction from which the director derived an improper personal benefit. The provisions referred to above may make the company a less attractive acquisition candidate. They may also discourage or impede offers to acquire the business not approved by the board of directors, including offers for some or all of the shares of any class or series of capital stock at substantial premiums above the then current market value of such shares.

Item 2.   Properties

Offices and Facilities

The Corporate Headquarters

     We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. In March 1997, we entered into a seven-year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable space. In March 1998, we signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. We pay, as additional rent, a proportional share of any increases in real estate taxes above the amount paid during the 2001 calendar year, insurance premiums relating to the premises, and all utility charges relating to the use of the premises. The First Amendment to the Lease covers an aggregate of 32,442 gross rentable square feet at a monthly rental payment of $63,685, which includes all of the additional rent items, through January 2005. The Master Lease and First Amendment also contain a six-year option to renew providing for a base rental payment of approximately $65,000 per month. Management is currently reviewing its alternatives in light of the impending expiration of the current term of the Master Lease.

Leased Branch Offices

     In June 2001 we entered into a sub-lease agreement for 4,269 square feet of office space on Wall Street in New York City that is utilized by registered representatives. The sub-lease term runs until January 31, 2005 with a monthly rent payment of $16,009.

     In January 2002 we entered into a sub-lease agreement for 4,520 square feet of office space in Midtown Manhattan which is utilized by institutional and retail sales representatives, as well as a new institutional research group. The sub-lease term runs until September 29, 2006 and provides for a monthly rent payment of $18,830 until January 31, 2004 and thereafter increases to $19,963 for the balance of the sub-lease term. In January 2004 we discontinued the operations of this division and currently utilize this space as a Montauk Financial Group-operated branch office.

Item 3.   Legal Proceedings

     Many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

     On July 17, 2003, we entered into a settlement agreement, along with Montauk Financial Group, with certain claimants in order to settle pending arbitration proceedings which were brought against us within the last eighteen months. The covered proceedings arose out of customer purchases of certain high-yield corporate bonds which declined in market value and subsequently defaulted. The settlement agreement covers eleven separate claims that sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration we provided, each claimant granted a general release of claims in favor of our company and all individual respondents, with the exception of the registered representative who had handled the claimants' accounts. In consideration for the release granted by the claimants, we agreed to pay to the claimants an aggregate of $1,000,000 cash and to issue to the claimants warrants to purchase an aggregate of 750,000 shares of our common stock and 500,000 shares of our common stock. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock underlying the warrants and fifty percent of the shares of common stock issued in connection with the settlement agreement.

     In addition, the settlement agreement provides that we may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants, respectively during the months of June 2004, June 2005 and June 2006, the claimants, upon exercising their warrants, will be required to sell the shares in the open market. Thereafter, we would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares net of commissions. In the event that warrant holders do not elect to exercise the warrants during a particular period, we will not be required to make a payment for that period.

     We are currently defending nine additional claims relating to the sale of the high-yield bonds referenced in the preceding paragraphs. The claimants in these matters seek compensatory damages in excess of $4.3 million, plus punitive damages and the recovery of various costs. We are vigorously defending theses actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

     In 2002, we filed a claim against one of our competitors for raiding, unfair competition and unfair use of proprietary and confidential information. In 2003, the matter was resolved between the parties and we received a cash payment from the respondent firm, with specific restrictions on the solicitation, and limitation on the hiring of our registered representatives and employees by the respondent for a specific time period. The agreement also requires the payment of liquidated damages by each party in the event of a breach of its terms.

     Montauk Financial Group is also a respondent or co-respondent in various other legal proceedings which are related to its securities business. Montauk Financial Group is contesting these claims and believes there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage in any particular case is determined on a case by case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations and cash flows in any particular quarterly or annual period, or in the aggregate could impair our ability to meet the net capital requirements relating to our securities business.

     As of December 31, 2003, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended.

Item 4.   Submission of Matters on a Vote of Security Holders

     Not Applicable.

                                    PART II

Item 5. Market of and Dividends on our Common Equity and
        Related Stockholder Matters

A.      Principal Market

     Our common stock is traded in the over-the-counter market. Trading in the our common stock is reported on the NASD Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998. The Class A Warrants and Class B Warrants expired on February 17, 2003. The Class C Warrants are exercisable until February 17, 2005.

B.      Market Information

     Our common stock commenced trading in the over-the-counter market in 1987. On March 30, 2004, our common stock had a high and low bid price of $.38 and $.32, respectively.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 2004                         High Bid            Low Bid

     1st   Quarter                          $.43              $.30
    (through 3/29/04)

Fiscal Year 2003                         High Bid            Low Bid

     1st Quarter                            $.22              $.20
     2nd Quarter                            $.32              $.17
     3rd Quarter                            $.32              $.20
     4th Quarter                            $.40              $.24

Fiscal Year 2002                         High Bid            Low Bid

     1st   Quarter                          $.55              $.25
     2nd Quarter                            $.53              $.21
     3rd  Quarter                           $.51              $.21
     4th  Quarter                           $.23              $.18

C.       Number of Record Holders

     The approximate number of record holders of our common stock as of March 30, 2004 was 470. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 3,000 beneficial holders of our common stock.

D.       Dividend Policy

     We have not paid any dividends upon our common stock since our inception, and do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 311,089 shares of Series A Preferred Stock. We have not paid dividends on our outstanding shares of Series A Preferred Stock since the first quarter of our 2003 fiscal year. There can be no assurance that we will continue to pay dividends in the future.

E.       Sales of Unregistered Securities

Private Placement

     In December 2003, we completed a private offering of 6% convertible debentures. We offered an aggregate of $3,000,000 of the debentures to accredited investors on a best efforts basis. In the offering, we sold an aggregate amount of $1,895,000 of debentures. The debentures are initially convertible into shares of our common stock at the conversion price of $0.50 per share. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of common stock. Montauk Financial Group served as our placement agent for the sale of the debentures. We paid commissions of ten percent (10%) of the principal amount sold, and issued warrants to purchase 189,500 shares of common stock, exercisable at $0.50 per share, which expire five (5) years from the date of issuance, to registered representatives of Montauk Financial Group who participated in the sale of the debentures. Additional information regarding this offering is described under the caption "General Business Developments During the 2003 Fiscal Year - Debenture Offering" in Item 1 "Business" of this Annual Report on Form 10-K.

Settlement of Certain Claims

     On July 17, 2003, we entered into a settlement agreement, along with Montauk Financial Group, with certain claimants in order to settle pending arbitration proceedings which were brought against us within the last eighteen months. The covered proceedings arose out of customer purchases of certain high-yield corporate bonds which declined in market value and subsequently defaulted. The settlement agreement covers eleven separate claims and sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration we provided, each claimant granted a general release of claims in favor of our company and all individual respondents, with the exception of the registered representative who had handled the claimants' accounts. In consideration for the release granted by the claimants, we agreed to pay to the claimants an aggregate of $1,000,000 cash and to issue to the claimants warrants to purchase an aggregate of 750,000 shares of our common stock and 500,000 shares of our common stock. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock underlying the warrants and fifty percent of the shares of common stock issued in connection with the settlement agreement.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Year Ended December 31,

                                       2003                2002               2001                2000                1999

Operations Results:

Revenues:

  Commissions                          $41,950,392         $36,513,802        $37,807,870         $46,529,771          $40,516,625

  Principal transactions                 9,466,359           6,727,642          8,021,887           7,131,079           14,000,680

  Investment banking                     2,439,144           1,007,700          1,483,210           2,416,711              439,065


  Interest and other income              4,370,787           3,717,600          3,907,448           3,252,325            2,628,246
                                         ---------           ---------          ---------           ---------            ---------

Total                                  $58,226,682         $47,966,744       $ 51,220,415        $ 59,329,886          $57,584,616
                                        ----------          ----------         ----------          ----------           ----------
revenues


Expenses:

  Commissions, employee                $46,218,107          39,572,851         42,356,207          46,800,661           42,137,968
compensation and benefits

  Clearing and floor                    $2,934,164           2,666,376          3,247,219           4,003,345            4,109,961
brokerage

  Communications and                    $2,659,105           3,006,017          3,249,389           2,731,681            2,697,433
occupancy

  Legal matters and related             $5,836,960           1,259,502          2,415,374           1,181,115            1,395,008
costs

  Write-down of Note                            --                  --                 --             239,183              100,000
Receivable - Global Financial
Corp.

  Loss on Global lease                          --                  --                 --                  --              600,416
Settlements

  Other operating expenses               3,393,335           4,029,515          5,076,806           4,862,158            3,545,308

  Interest                                 204,054              98,918            174,632             160,230              166,104
                                           -------              ------            -------             -------              -------

  Total expenses                       $61,245,725          50,633,179         56,519,627          59,978,373           54,752,198
                                        ----------          ----------         ----------          ----------           ----------

  Income (loss) before income          (3,019,043)          (2,666,435)        (5,299,212)           (648,487)           2,832,418
taxes

  Provision for income taxes (benefit)    499,000              294,000           (90,989)               6,721              549,140
                                          -------              -------           --------               -----              -------

  Income (loss) before                 $(3,518,043)        $(2,960,435)      $(5,208,223)          $ (655,208)          $2,283,278
extraordinary loss


Extraordinary loss -                            --                  --                 --              34,200                   --
                                                --                  --                 --              ------                   --
extinguishment of debt, net
of tax

Net income (loss)                     $(3,518,043)        $(2,960,435)       $(5,208,223)          $(689,408)           $2,283,278
                                      ============        ============       ============          ==========           ==========

Net income (loss) available           $(3,542,882)        $(3,059,722)       $(5,306,976)          $(792,136)           $2,215,528
                                      ============        ============       ============          ==========           ==========
to common stockholders
Per share of
Common Stock:

(continued)



                                                                    Year Ended December 31,

                                       2003                2002               2001                2000                1999


Basic:                                      $(.40)              $(.36)             $(.61)              $(.08)                 $.22
                                            $(.40)              $(.36)             $(.61)              $(.08)                 $.21
Diluted:


Weighted average common                  8,784,103           8,551,932          8,704,355           9,450,055            9,878,129
                                         =========           =========          =========           =========            =========
shares outstanding--  Basic

Weighted average common and              8,784,103           8,551,932          8,704,355           9,450,055           11,262,708
                                         =========           =========          =========           =========           ==========
common share equivalents
outstanding - Diluted

Financial condition:

Total assets                           $12,596,776         $11,425,506        $14,227,562         $16,913,063          $17,059,184


Total liabilities                      $16,684,215         $12,203,196        $11,934,884         $ 9,203,672           $7,429,046


Temporary Equity-Shares                $ --                $--                $     6,500         $     6,500           $   36,500
subject to redemption


Stockholders' equity (deficit)        $(4,087,439)          $(777,690)         $2,286,181          $7,702,891           $9,593,638

17
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Factors Affecting "Forward Looking Statements"

     From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic and political conditions, both domestic and international,
(vii) changes in the rate of inflation and related impact on securities markets,
(viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Overview

     We are a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp., has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, First Montauk Financial Group has operated under the trade name "Montauk Financial Group" and provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, Montauk Financial Group established Century Discount Investments, a discount brokerage division. We also sell insurance products through our subsidiary, Montauk Insurance Services, Inc.

     Montauk Financial Group has approximately 439 registered representatives and services over 60,000 retail and institutional customers. With the exception of two corporate-leased branch offices, all of our other 113 branch office and satellite locations in 28 states are owned and operated by affiliates;
independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate office and its two company-leased branch offices.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, Pennsylvania with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

     Montauk Financial Group's revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking services, such as private and public securities offerings. The following table represents the percentage of revenues generated by each of these activities during the last fiscal year:

Equities:
  Listed & Over-The-Counter Stocks                                     56%
Debt Instruments:
   Municipal, Government and Corporate Bonds and
    Unit Investment Trusts                                              8%
Mutual Funds                                                           10%
Options: Equity and Index                                               4%
Insurance and Annuities                                                 7%
Investment Banking and Corporate Finance                                4%
Investment Advisory Fees                                                3%
Miscellaneous (1)                                                       8%
                                                                      ----
Total                                                                 100%
---------------------------------------
 (1) Miscellaneous includes interest income, amortization of deferred revenue and recovery of bad debts.

     We engage in a highly competitive business. Therefore, our earnings, like those of others in the industry, reflect the activity in the markets and can and do fluctuate accordingly.

Results of Operations
Three Years Ended December 31, 2003

     The results of operations for fiscal 2003 showed an increase in revenues over fiscal 2002, as investors returned to the equity markets. Total revenues for 2003 increased $10,260,000, or 21.4%, to $58,227,000, as compared to 2002.
However, the net loss applicable to common stockholders for 2003 was $3,543,000, approximately 19% greater than the net loss applicable to common stockholders of $3,060,000 for 2002.

                                                                Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                         2003
                                                                      2002                                  2001
                                   ---------------------------------------------------------------------------------
                                   ----------        ----------------------------       ----------------------------
 Revenues:                           (000's)                 % Change    (000's)                 % Change   (000's)
                                   ----------        ----------------------------       ----------------------------

 Commissions                          41,950                15            36,514               (3)           37,808

 Principal Transactions                9,466                41             6,728              (16)            8,022

Investment Banking                     2,439               142             1,008              (32)            1,483

Interest/Other                         4,371                18             3,717               (5)            3,907
                                       -----                               -----                              -----


Total Revenues                        58,226                21            47,967               (6)           51,220
                                      ======                              ======                             ======


     The primary source of our revenue is commissions generated from securities transactions, mutual funds, syndicate offerings and insurance products. Total revenues from commissions increased $5,437,000, or 15%, from fiscal 2002 to fiscal 2003. The increase resulted from stronger volume of transaction business executed by our registered representatives on behalf of customers, who were more active in the purchase and sale of stocks, bonds, options and mutual funds than in the previous two years.

     Revenues from agency transactions increased $5,467,000, or 24%, from $22,732,000 in 2002, to $28,199,000 in 2003. As a percentage of total revenues, agency revenues, which consist primarily of equity and options transactions, increased from 47% in 2002, to 48% in 2003. The 2002 revenues were 4% greater than the 2001 revenues of $21,918,000 in this category.

     Mutual fund revenues decreased slightly from $5,756,000 in 2002, to $5,717,000 in 2003, a decrease of less than 1%. We anticipate that the level of mutual fund sales will continue to decline in light of the recent disclosure of regulatory investigations into the mutual fund industry. In 2002, mutual fund commissions increased from the 2001 fiscal year by 13% due to the sale of certain products including principal protection plans, bond funds and 529 College Savings Plans.

     Revenues from insurance commissions also decreased in 2003, from $5,101,000 in 2002 to $4,212,000 in 2003, a decrease of $889,000. This decrease is reflective of a shift in investor focus from insurance-related investments back toward the equity markets. For 2001 insurance commissions were $8,160,000 due primarily from the sales of certain variable annuity contracts. The large commissions associated with these products in 2001 were a one-time occurrence that was not repeated during 2002 or 2003 primarily due to the fact that the registered representative responsible for the majority of these commissions is no longer with us.

     Fees generated from managed accounts have continued to increase over the years through efforts that began in 2001. In 2003, revenues were $1,880,000, up from $1,343,000 in 2002, an increase of 40%. This increase of 40% is attributable to the increased interest by investors who prefer to pay a fee based on a percentage of asset value, rather than commissions paid on transactions. As this structure has increased in popularity industry-wide, we have increased our focus on servicing and increasing this business segment. In 2001 fee based revenues were $962,000, 39% below the 2002 revenues.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities, showed increases for 2003. Gross revenue from principal transactions increased $2,739,000, from $6,728,000 to $9,466,000, an increase of 41% over the 2002 year. Revenues from proprietary equity trading decreased in 2003 when compared with the previous year. For 2003, profits from trading were $774,000, compared to $1,075,000 for the 2002 year. Revenues from all fixed income sources, which include municipal, government, corporate bonds and unit investment trusts increased to $4,446,000, from $3,322,000 for the 2003 year.

     In 2002, we implemented new policies and procedures governing firm trading operations, which resulted in fewer inventory accounts, shorter holding periods of securities positions, and improvements in risk management.

     Investment banking revenues for the 2003 fiscal year increased significantly, to $2,439,000, an increase of $1,431,000 over 2002, as investment banking and syndicate business increased substantially over prior years. This category includes new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member. After two years of sluggish activity in this segment, we were able to generate greater volume during the 2003 year as more companies returned to the capital markets.

     Interest and other income for 2003 totaled $4,371,000, as compared to $3,718,000 for 2002, an increase of $653,000. Interest income as a component of this segment, increased about 5% or $125,000, in 2003, when compared to the 2002 year. The primary reason for the increase in other income is attributable to the recognition of deferred income, and recovery of bad debt write-offs. For financial reporting purposes, the cash advances that were received from our clearing firm, Fiserv Securities, Inc., are deferred and amortized on a straight-line basis over the remaining contract term. Other income included amortization of approximately $726,000, $589,000, and $400,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.



                                                    Year Ended December 31,
                                     -------------------------------------------------
                                       2003            2002                 2001
                                     -------------------------------------------------
                                     (000's)    % Change  (000's)    % Change  (000's)
                                     -------- -------------------- -------------------


Expenses:

Commissions, employee
Compensation & benefits               46,218        17     39,572       (7)    42,356

Clearing and floor brokerage           2,934        10      2,666      (18)     3,247

Communications and occupancy           2,659       (12)     3,006       (7)     3,249

Legal matters and related costs        5,837       363      1,260      (48)     2,415

Other operating expenses               3,393       (16)     4,030      (21)     5,077

 Interest                                204       106         99      (43)       175
                                    ---------              -------             -------
 Total expenses                       61,245        21     50,633       (6)    56,519
                                    =========              =======             =======


     Total expenses  increased by  $10,612,000,  or 21%, to $61,245,000 in 2003, from $50,633,000 in 2002. Compensation and benefits expense for management, operations and clerical personnel, increased slightly in 2003, from $7,026,000 (15% of revenues) to $7,061,000 (12% of revenues), an increase of $35,000 over the 2002 year. When compared with the 2001 year, compensation and benefits decreased $1,206,000. Commission expense, the largest expense category, which is directly related to commission revenues, increased 20%, or $6,611,000, from $32,546,000 for the 2002 year to $39,157,000 for the 2003 year. Commissions as a percentage of total revenues remained relatively constant at 67% for all three years. We employed approximately 90 salaried employees as of December 31, 2003, 97 salaried employees as of December 31, 2002, and 106 salaried employees as of December 31, 2001. In fiscal 2001, certain cost cutting measures were implemented in response to the decrease in revenues and trading activity. These measures included a reduction in executive officers' salaries and personnel layoffs. Additional layoffs were made in 2002 to further reduce expenses.

     Clearing and floor brokerage costs, which are determined by the volume and type of transactions, increased $268,000, to $2,934,000 in 2003, from $2,666,000 in 2002, which was a decrease of $581,000 from the 2001 expense of $3,247,000. As a percent of revenues, clearing costs were approximately 5% for 2003 as compared with 5.6% and 6.3% in years 2002 and 2001, respectively. The percentage of clearing costs to gross revenues can fluctuate on an interim basis depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than others.

     Communications and occupancy costs decreased 12%, or $347,000, to $2,659,000 in 2003 from $3,006,000 in 2002, which was a decrease of $243,000 from the 2001 expense of $3,249,000. As a percentage of revenue, communications and occupancy decreased to 4.6%, from 6.3% for both the 2002 and 2001 years. The decrease in communications and occupancy costs was the result of the elimination of three company-leased branch offices and their related costs and equipment rental expenses.

     Legal matters and related settlement costs increased by $4,615,000, to $5,875,000 in 2003, from $1,260,000 in 2002. In July 2003, we entered into a settlement agreement with certain claimants in order to settle pending arbitration proceedings that were brought against us within the last eighteen months. The covered proceedings arose out of customer purchases of certain high-yield corporate bonds that declined in market value and subsequently defaulted. The settlement agreement covers eleven separate claims that sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration we provided, each claimant granted a general release of claims in our favor and all individual respondents, with the exception of the registered representative who had handled the claimants' accounts. In consideration for the release, we paid an aggregate of $1,000,000 cash and issued 500,000 shares of our common stock and warrants to purchase an additional 750,000 shares of our common stock to those claimants. We agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock underlying the warrants and fifty percent of the shares of common stock issued in connection with the settlement agreement.

     In addition, the settlement agreement provides that we may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants, respectively during the months of June 2004, June 2005 and June 2006, the claimants, upon exercising their warrants, will be required to sell the shares in the open market. Thereafter, we would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. In the event that warrant holders do not elect to exercise the warrants during a particular period, we will not be required to make a payment for that period.

     We are currently defending nine additional claims relating to the sale of the high-yield bonds referenced in the preceding paragraphs. The claimants in these matters seek compensatory damages in excess of $4.3 million, plus punitive damages and the recovery of various costs. We are vigorously defending theses actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

     In 2002, we filed a claim against one of our competitors for raiding, unfair competition and unfair use of proprietary and confidential information. In 2003, the matter was resolved between the parties and we received a cash payment from the respondent firm, with specific restrictions on the solicitation, and limitation on the hiring of our registered representatives and employees by the respondent for a specific time period. The agreement also requires the payment of liquidated damages by each party in the event of a breach of its terms.

     Montauk Financial Group is also a respondent or co-respondent in various other legal proceedings which are related to its securities business. Montauk Financial Group is contesting these claims and believes there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage in any particular case is determined on a case by case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements relating to our securities business.

     As of December 31, 2003, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended.

     Other operating costs decreased $637,000, to $3,393,000 in 2003, from $4,030,000 in 2002. In 2003, we took less of a write off for customer and broker bad debts as compared to 2002 and 2001. This expense item was $73,000 in 2003 compared to $1,021,000 and $1,281,000 in 2002 and 2001, respectively. From 2001 to 2002, other operating expenses decreased $1,047,000, from $5,077,000 to $4,030,000.

     Professional liability insurance premiums have substantially increased in fiscal 2003 due to a hardening in the market for broker-dealer professional liability and directors and officers insurance coverages. Many insurance carriers have eliminated these types of coverages, while others have substantially increased premiums and deductible limits. Our registered representatives have historically paid the cost of errors and omission insurance. However, to stay competitive in the marketplace for registered representatives, we absorbed a large portion of these premiums in 2003. The net cost to us for this errors and omissions insurance increased by $332,000, from $7,000 in 2002 to $339,000 in 2003. The amount of this cost will continue to be dependent on the number of registered representatives associated with us throughout the year.

     Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 was $499,000, $294,000 and $(90,989), respectively. The effective tax rate on pre-tax loss was 16.5%, 11.0% and (2.8)% during 2003, 2002 and 2001, respectively. The difference in the rate from fiscal 2002 to fiscal 2003 was due primarily to a reduction in the 2002 provision to reflect a federal loss carryback refund claim of approximately $212,000. In addition, during fiscal
2002. During the fourth quarter of 2002 and 2003, we received the final two payments of $1,250,000 under the financing agreement with our clearing firm. The payments were taxable in the year of receipt. Previously recorded deferred tax assets were charged against that income in both years. As of December 31, 2003, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods. The difference in the rate from 2002 to 2001 was due primarily to higher federal loss carryback refund claims in 2001, as well as an increase in the 2001 valuation allowance to offset deductible temporary differences that did not meet the "more likely than not" realization test.

     For 2003, we reported a net loss applicable to common stockholders of $3,543,000, or $.40 per basic and diluted share, as compared to a net loss applicable to common stockholders reported in fiscal 2002 of $3,060,000, or $.36 per basic and diluted share. For 2001, we reported a net loss applicable to common stockholders of $5,307,000, or $.61 per basic and diluted share. The net loss for 2003 was primarily related to the legal fees and settlement costs attributable to several arbitrations reserved and paid for in 2003, as described in more detail above and in Footnote 14 to the financial statements.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 70% of assets consisting of cash and cash equivalents, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

     Overall, cash and cash equivalents increased for 2003 by $803,000. Net cash used in operating activities during 2003 was $625,000, as a result of the net loss for 2003 of $3,518,000, adjusted by non-cash charges including depreciation and amortization of $510,000, increases in the amount due from clearing firm of $628,000 and other assets of $736,000, offset by net increases in commissions, accounts payable and accrued expenses of $1,616,000.

     We received cash advances under the financing agreement with Fiserv of $1,250,000 in both 2002 and 2001. Under this agreement, we received our fourth and final advance of $1,250,000 in November 2003.

     Investing activities required cash of $139,000 in 2003. Additions to capital expenditures consumed $166,000, while decreases in other assets provided $27,000.

     Financing activities provided cash of $1,567,000 during the 2003 year. We received gross proceeds of $2,105,000 in 2003 from a private offering of 6% convertible debentures. This was partially offset by notes and capital lease repayments of $269,000, dividend payments to preferred shareholders of $25,000 and a decrease in the cash portion of deferred financing costs of $244,000.

     In connection with the settlement agreement we entered into in July 2003, regarding the settlement of eleven pending arbitration proceedings discussed above, we issued 750,000 five-year warrants in three classes of 250,000 warrants each. Class A warrants have an exercise price of $.40 per share; Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that we may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class A warrant holders elect to exercise the remaining warrants in their particular class during the month of June 2004 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, we will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

     In the alternative, we may elect or be required to redeem the unexercised warrants for up to $.80 per warrant, or a maximum of $200,000 per class, depending upon the then prevailing market price of our common stock on or about the date of the Required Exercise Event of a particular class. We may call a warrant class for redemption if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which we receive notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than $1.20. We will be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which we receive notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, our guarantee will be canceled with respect to that class.

Consolidated Contractual Obligations and Lease Commitments

     The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of December 31, 2003. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

                                                             Expected Maturity Date
As of December 31, 2003
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Category                              2004              2005             2006            2007           2008  After            Total
                                                                                                               2008
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------

--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Debt Obligations            0               0                 0                $1,030,000      $2,105,000     0      $3,135,000
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Capital Lease Obligations   $114,000        $15,711           0                0               0              0        $130,107
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Operating            Lease  $1,103,126      $296,302          $169,500         0               0              0      $1,568,928
Obligations
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Purchase Obligations
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Other            Long-Term  $200,000(1)     $200,000(1)       $200,000(1)      0               0              0        $600,000(1)
Obligations  Reflected  on
Balance Sheet under GAAP
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------
Total                       $1,417,126      $512,013          $881,513         $1,030,000      $2,105,000            $5,434,035
--------------------------- --------------- ----------------- ---------------- --------------- -------------- ----- ----------------

(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Footnote No. 12 of the consolidated financial statements.

Net Capital

     At December 31, 2003, Montauk Financial Group had net capital of $757,047 which was $344,479 in excess of its required net capital of $412,568, and the ratio of aggregate indebtedness to net capital was 8.17 to 1.

Financing Activities

     In 1999, we completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Pursuant to the offering, we issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. We have suspended the quarterly payments of our Series A Preferred Stock dividend in accordance with applicable state law. (See Footnote 17 to the consolidated financial statements).

     In October 2002, we commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, we sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in 2002 and $210,000 in 2003. The proceeds of the financing will be used to satisfy general working capital needs. Neither the debentures nor the shares underlying the debentures have been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering.

     In September 2003, we commenced an additional private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering was completed on December 31, 2003. In the offering, we sold an aggregate principal amount of $1,895,000 of debentures. The proceeds of the financing will be used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by
Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions "Item 1. Business -- Debenture Offering" and "Item 5. Sale of Unregistered Securities."

Off-Balance Sheet Arrangements

     We execute securities transactions on behalf of our customers. If either the customer or a counter-party fail to perform, we, by agreement with our clearing broker may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing firm requires additional collateral or reduction of positions, when necessary. We also complete credit evaluations where there is thought to be credit risk.

Critical accounting policies

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of our consolidated financial statements. Review Note 2 to the financial statements for further discussion of significant accounting policies.

Warrants subject to put options

     We have issued common stock purchase warrants that embody obligations requiring us to make cash redemption payments under certain circumstances. FAS 150 requires us to classify these financial instruments as liabilities and to record them at fair value initially and at the end of subsequent reporting periods. The valuation of the warrants involves the use of significant judgments and assumptions. At December 31, 2003, we valued the warrants using the discounted cash flow method, assuming, based on available evidence, that we will be required to pay the full redemption liability. Actual results could differ from these estimates as circumstances change.

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

Revenue recognition

     Securities transactions, commission income and related expenses are recorded on a trade date basis. Sales concessions from participation in syndicated offerings are recorded on settlement date. Securities owned and securities sold but not yet repurchased are stated at quoted market value with unrealized gains and losses included in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Advances received under our financial agreement with our clearing firm are deferred and amortized over the remaining term of the agreement on a straight-line basis.

Long-lived Assets

     We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets, might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Clearing Agreement

     Montauk Financial Group introduces all of its customer transactions, which are not reflected in the financial statements, to its clearing broker, which maintains the customers' accounts and clears such transactions. Additionally, the clearing broker provides the clearing and depository operations for Montauk Financial Group's proprietary securities transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing broker, as Montauk Financial Group has agreed to indemnify the clearing broker for any resulting losses. We will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on our financial statements.

Income taxes

     Due to significant operating losses from 2001-2003 and continuing business uncertainty, we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2003. We intend to maintain this valuation allowance until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

Recent pronouncements of the Financial Accounting Standards Board

     In April 2003, the FASB issued FAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. In particular, FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in FAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in FAS No. 133) to conform it to a language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. FAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

     In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 requires that an issuer classify a financial instrument that is within the scope of FAS No. 150 as a liability. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. We have applied the provisions of FAS No. 150 to certain warrants issued in a legal settlement during 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. We adopted FIN 45 effective January 1, 2003. The effect of such adoption was not material to our financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which were adopted in 2003, did not have a material impact on our consolidated financial position, results of operations, or cash flows.

     In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have classified our obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the warrants were initially valued at $441,000 using the discounted cash flow method, assuming that we will be required to pay the full redemption liability. We will re-measure the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at December 31, 2003 was $479,066. Changes in value are recognized in earnings as interest expense. We have agreed to register all shares of common stock underlying the warrants.

Impact of Inflation

     We believe that the impact of inflation has an effect upon the amount of capital generally available for investment purposes and also may affect the attitude or willingness of investors to buy and sell securities. The nature of the business of the broker-dealer subsidiary and the securities industry in general is directly affected by national and international economic and political conditions, broad trends in business and finance and volatility of interest rates, changes in and uncertainty regarding tax laws, and substantial fluctuation in the volume and price levels of securities transactions and the securities markets. To the extent inflation results in higher interest rates, or has other adverse effects on the securities markets and the value of securities held in inventory, it may adversely affect our financial position and results of operations.

Risk Management

     Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage the various types of risk involved in our activities is critical to our soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in its business activities: market, credit, operational and legal. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies and procedures are subject to ongoing review and modification.

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2003 and December 31, 2002, equity securities positions owned and sold, not yet purchased were approximately $169,500 and $184,000, and $69,000 and $-0-, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

Credit Risk. Credit risk represents the loss that we would incur if a client, counterparty or issuer of securities or other instruments that we hold fails to perform its contractual obligations. Client activities involve the execution, settlement, and financial of various transactions on behalf of its clients. Client activities are transacted on either a cash or margin basis. Client activities may expose us to off-balance sheet credit risk. We may have to purchase or sell financial instruments at the prevailing market price in the event of the failure of a client to settle a trade on its original terms or in the event that cash and securities in the client margin accounts are not sufficient to fully cover the client losses. We seek to control the risks associated with client activities by requiring clients to maintain collateral in compliance with various regulations and company policies.

Operational Risk. Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate in diverse markets and rely on the ability of our employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. Included in our operational risk management practice is disaster recovery for our critical systems. We believe that our disaster recovery program, including off-site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting our headquarters or operations center would not have a material adverse impact. Insurance and other safeguards might only partially reimburse us for our losses.

     Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti money-laundering and record keeping.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in price or liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement risk, which relates to whether counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. Additional information pertaining to the foregoing risks is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

Item 8.    Financial Statements

     See Financial Statements attached hereto at pages F-1 to F-24.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A.    Controls and Procedures

     Our management, including the President and the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our President and our Chief Executive Officer and Chief Financial Officer concluded that we had effective controls and procedures for
(i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our President and our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers Our directors and executive officers are as follows:


Name                                     Age                 Position
----                                     ---                 --------

Herbert Kurinksy                         72                  Class I Director and Chairman of the Board of First
                                                             Montauk Financial Corp. and Registered Options
                                                             Principal of Montauk Financial Group

William J. Kurinsky                      43                  Class I Director, Vice-Chairman, Chief Executive and
                                                             Chief Financial Officer and Secretary of First Montauk
                                                             Financial Corp. and of Montauk Financial Group and
                                                             Financial/Operations Principal of Montauk Financial
                                                             Group

Victor K. Kurylak                        46                  President and Chief Operating Officer, First Montauk
                                                             Financial Corp. and Montauk Financial Group

Robert I. Rabinowitz                     46                  General Counsel, First Montauk Financial Corp., Chief
                                                             Administrative Officer, Vice President and General
                                                             Securities Principal of Montauk Financial Group

Norma Doxey                              65                  Class II Director, First Montauk Financial Corp., and
                                                             Vice President of Operations, Montauk Financial Group

Ward R. Jones                            72                  Class III Director, First Montauk Financial Corp.

Barry D. Shapiro                         62                  Class II Director, First Montauk Financial Corp.



     Our Certificate of Incorporation provides for the classification of the Board of Directors into three classes of Directors, each class as nearly equal in number as possible but not less than one Director, each director to serve for a three-year term, staggered by class. The Certificate of Incorporation further provides that a Director or the entire Board of Directors may be removed only for cause and only by the affirmative vote of the holders of at least 70% of the combined voting power of our voting stock, with vacancies on the Board being filled only by a majority vote of the remaining Directors then in office.
"Cause" is defined as the willful failure of a director to perform in any substantial respect such Director's duties to our company (other than any such failure resulting from incapacity due to physical or mental illness), willful malfeasance by a Director in the performance of his duties to the company which is materially and demonstrably injurious to the company, the commission by a Director of an act of fraud in the performance of his duties, the conviction of a Director for a felony punishable by confinement for a period in excess of one year, or the ineligibility of a Director for continuation in office under any applicable rules, regulations or orders of any federal or state regulatory authority.

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

     Herbert Kurinsky, our Chairman, became a Director and the President of First Montuak Financial Corp. on November 16, 1987. Mr. Kurinsky is a co-founder of Montauk Financial Gorup. and has been its President, one of its Directors and its Registered Options Principal since September of 1986. Effective December 15, 2003, Mr. Kurinsky relinquished his duties as our Chief Executive Officer. From March 1984 to August 1986, Mr. Kurinsky was the President of Homestead Securities, Inc., a New Jersey broker/dealer. From April 1983 to March 1984, Mr. Kurinsky was a branch office manager for Phillips, Appel & Waldon, a securities broker/dealer. From February 1982 to March 1983, Mr. Kurinsky was a branch office manager for Fittin, Cunningham and Lauzon, a securities broker/dealer. From November 1977 to February 1982, he was a branch office manager for Advest Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. degree in economics from the University of Miami, Florida in 1954.

     William J. Kurinsky, serves as our Chief Executive Officer, Vice Chairman, Chief Financial Officer and Secretary. Mr. Kurinsky previously served as our Vice President, a Director and Chief Operating Officer, in addition to serving as Chief Financial Officer and Secretary, since November 16, 1987. Mr. Kurinsky relinquished the office of Chief Operating Officer and became our Chief Executive Officer and Vice Chairman, effective December 15, 2003. He is a co-founder of Montauk Financial Group and has been one of its Vice Presidents, a Director and its Financial/Operations Principal since September of 1986. Prior to that date, Mr. Kurinsky was Treasurer, Chief Financial Officer and Vice
President of Operations of Homestead Securities, Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. from Rutgers University in 1984. He is the nephew of Herbert Kurinsky.

     Victor K. Kurylak became our President and Chief Operating Officer effective as of January 1, 2004. From November 2001 through December 2003, Mr. Kurylak was a self-employed business consultant, and was retained by us prior to his becoming our President and Chief Operating Officer. From November 1995 through December 2000 he was the owner and Executive Vice President for Madison Consulting Group/Summit Insurance, an independent insurance brokerage firm. From January 2001 through November 2001 he was also a registered representative with Terra-Nova Trading Company. From February 1990 through October 1995, Mr. Kurylak was the Chief Information Officer for Rockefeller Financial Services in New York City. Mr. Kurylak received his Bachelor of Arts degree in Engineering from Princeton University in 1979. Mr. Kurylak is registered as a general securities representative and registered principal and is licensed as a life, health and property and casualty insurance producer.

     Robert I. Rabinowitz, Esq. has been our General Counsel since 1987. He concurrently served as General Counsel of Montauk Financial Group from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of Montauk Financial Group as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the National Association of Securities Dealers, Department of Arbitration. Mr. Rabinowitz's wife is a niece of Mr. Herbert Kurinsky and a sister of Mr. William Kurinsky.

     Norma L. Doxey has been a member of our Board of Directors since December 6, 1988. Ms. Doxey has been a Vice President of Operations and a Registered Representative with Montauk Financial Group since September 1986. From September 1986, she was operations manager and a Registered Representative with Homestead Securities, Inc. From July 1984 through August 1985 she held the same position with Marvest Securities.

     Ward R. Jones, Jr. has been a member of our Board of Directors since June 1991. From 1955 through 1990, Mr. Jones was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones is currently a registered representative of First Montauk Securities Corp., but does not engage in any securities business.

     Barry D. Shapiro, CPA has been a member of our Board of Directors since December 6, 2000. From October 2000 to the present, Mr. Shapiro is a shareholder of the accounting firm, Withum, Smith + Brown in its Red Bank office. Mr. Shapiro was a partner of Shapiro & Weisman CPAs P.A. from 1976 thru 1996 when he became a partner of Rudolf, Cinnamon & Calafato, P.A. until joining Withum Smith + Brown. Mr. Shapiro was previously employed with the Internal Revenue Service from 1965 thru 1971, where he was responsible for audit, review and conference functions. Mr. Shapiro is a member of the New Jersey Society of Certified Public Accountants, where he currently participates on the IRS Co-Op and State Tax Committees. Mr. Shapiro is a past Trustee, Treasurer and Vice President of the NJSCPA. He has been involved and is in many civic and community activities, as well as charitable organizations, including the Monmouth County New Jersey Chapter of the American Cancer Society and the Ronald McDonald House of Long Branch, New Jersey. Mr. Shapiro received a B.S. in accounting from Rider University in 1965.

Significant Employees

     Mark D. Lowe, 45, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991, a Chartered Financial Planner (Chfc) in 2001 and a Chartered Life Underwriter (CLU) in 2003. Mr. Lowe graduated Ocean County College in Toms River, NJ. Mr. Lowe is the past President of the Estate and Financial Planning Council of Central New Jersey.

     Mindy A. Horowitz, CPA, 46, has been Vice President of Finance for Montauk Financial Group since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk Securities Corp. Ms. Horowitz is a Certified Public Accountant.

Certain Reports

     No person who, during the fiscal year ended December 31, 2003, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Compensation of Directors; Meetings of Directors

     We pay our directors who are not also our employees a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Directors that are also our employees are not entitled to any additional compensation as such. During fiscal year 2003, the Board of Directors met on five occasions and voted by unanimous written consent on one occasion. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

Committees of the Board of Directors

     The Board of Directors has two committees: Audit and Compensation.

     For the fiscal year ended December 31, 2003, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee.  Our audit committee acts to:

o review with management our finances, financial condition and interim financial statements;
o        review with our independent auditors the year-end financial statements;
         and
o review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of our independent auditors.

     During the fiscal year ended December 31, 2003, the audit committee met on one occasion. The audit committee adopted a written charter governing its actions effective June 23, 2000. During the fiscal year, the members of the audit committee were Ward R. Jones and Barry Shapiro. Both of the members of our audit committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers. Members of the Audit Committee do not receive additional compensation for such service. The Board has determined that Mr. Barry D. Shapiro qualified as the audit committee financial expert as defined under applicable Securities and Exchange Commission rules.

     Compensation Committee. The compensation committee functions include administration of our 2002 Incentive Stock Option Plan, 2002 Non-Executive Director Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment agreements with our executive officers. The compensation committees' members are Ward R. Jones and Barry Shapiro. During the fiscal year ended December 31, 2003, the committee met on one occasion.

Compensation Committee Interlocks and Insider Participation

     There are no compensation committee interlocks between the members of our compensation committee and any other entity. None of the members of the Board's compensation committee are executive officers of our company. Mr. Jones is a registered representative of our broker-dealer subsidiary, First Montauk Securities Corp., but does not engage in any securities business.

Code of Ethics

     On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer and our President. A copy of our Code of Ethics and Conduct is included as an exhibit to this Annual Report.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2003, 2002 and 2001 to each of our named executive officers.

                                                   SUMMARY COMPENSATION TABLE

                                            Annual Compensation                Long Term
                                                                              Compensation

                                                                                              Securities
                                                                                              Underlying
Name & Principal                                                  Other Annual                Options/ SARs
     Position                Year       Salary          Bonus     Compensation                Granted
-----------------------      ----       ------          -----     ------------                --------------

Herbert Kurinsky              2003      $231,218       $200,000   $ 2,500 (4)                  0  (1)
Chief Executive Officer       2002      $181,218       $   -      $ 2,500 (4)                  0
and Chairman (7)              2001      $233,140       $   -      $ 2,000 (4)              200,000 (1)

William J. Kurinsky           2003      $231,218       $50,000    $     0 (5)                  0   (2)
Chief Operating and           2002      $181,218       $   -      $ 2,000 (5)                  0
Chief Financial               2001      $233,140       $   -      $ 1,000 (5)              200,000 (2)
Officer and Secretary (8)

Robert I. Rabinowitz          2003      $150,000       $10,000    $ 2,500 (6)                  0  (3)
General Counsel, FMFC,        2002      $150,000       $      -   $ 2,500 (6)                  0
Chief Administrative          2001      $146,154       $     -    $ 2,000 (6)               43,750(3)
Officer, Montauk
Financial Group (9)


1) In 2003 the Compensation Committee of the Board of Directors did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. Herbert Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.75 per share for 5 years.

2) In 2002 the Compensation Committee did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. William J. Kurinsky to purchase 200,000 shares of Common Stock at an exercise price of $.83 per share for 5 years.

3) In 2002 the Compensation Committee did not authorize any option grants the named officer. In 2001, the Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 43,750 shares of Common Stock at an exercise price of $1.50 per share for 5 years.

4) Includes: (i) for 2003, an automobile allowance of $2,500; (ii) for 2002, an automobile allowance of $2,500; and (i) for 2001, an automobile allowance of $2,000. Subsequent to the fiscal year ended December 31, 2003, we granted the named executive officer the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

5) Includes: (i) for 2003 and 2002 no automobile allowance was paid, (iii) for 2001, an automobile allowance of $1,000. Subsequent to the fiscal year ended December 31, 2003, we granted the named executive officer the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

6) Includes (i) for 2003, an automobile allowance of $2,500; (ii) for 2002, an automobile allowance of $2,500; and (iii) for 2001, an automobile allowance of $2,000.

7) Effective January 1, 2004, Mr. Herbert Kurinsky relinquished the office of Chief Executive Officer. He is the beneficial owner of 86,518 shares of the Company's Common Stock as of December 31, 2003, which shares had a market value of $30,281 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. In January 2004, we issued 375,000 shares of restricted common stock pursuant to the terms of his employment agreement, as discussed below in greater detail.

8) Effective January 1, 2004, Mr. William Kurinsky became our Chief Executive Officer and relinquished the office of Chief Operating Officer. He is the beneficial owner of 1,405,823 shares of the Company's Common Stock as of December 31, 2003, which shares had a market value of $492,038 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. In January 2004, we issued 375,000 shares of restricted common stock pursuant to the terms of his employment agreement, as discussed below in greater detail.

9) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 2003, which shares had a market value of $10,325 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares.

Compensation Committee Report on Executive Compensation

     This report is submitted by the compensation committee of the Board of Directors. During the fiscal year ended December 31, 2003, the compensation committee was responsible for reviewing our stock plans and reviewing and approving compensation matters concerning our executive officers and key employees.

     Overview and Philosophy. We uses our compensation program to achieve the following objectives:

         o To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve our strategic objectives, as determined by the compensation committee;

         o        To align the interest of officers with our success;

         o To align the interest of officers with stockholders by including long-term equity incentives; and

         o To increase our long-term profitability and, accordingly, increase stockholder value.

     Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, bonus compensation and long-term incentive awards, generally in the form of options to purchase common stock. In addition, the compensation program includes various other benefits, including medical and insurance plans and the employee stock option incentive plans and company sponsored 401(k) plans, both of which plans are generally available to all of our employees.

     The principal factors which the compensation committee considered with respect to each officer's compensation package for fiscal year ended December 31, 2003 are summarized below. The compensation committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

     Base Salary. Compensation levels for each of our officers, including the Chief Executive Officer, are generally set within the range of salaries that the compensation committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the compensation committee takes into account such factors as (i) the Company's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to the our long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the compensation committee in determining total compensation for each officer. Additionally, certain executives, including Herbert Kurinsky, our Chief Executive Officer during the 2003 fiscal year, and William Kurinsky, the Chief Operating Officer during the 2003 fiscal year have existing employment agreements with us which set forth certain levels of base salary and bonus compensations. Each of Messrs. Kurinsky entered into new employment agreements with us effective January 1, 2004 and we entered into an employment agreement with our new President and Chief Operating Officer, Mr. Victor K. Kurylak, also effective January 1, 2004. Mr. Kurylak's annual compensation during the term of his employment will be as set forth in his employment agreement. You are directed to the detailed discussion of these agreements under the heading "Employment Agreements" appearing elsewhere in this Annual Report on Form 10-K.

     Equity Incentives. The compensation committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the compensation committee believes that equity ownership by officers helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers. Long term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of our common stock.

     In making stock option grants, the compensation committee considers general corporate performance, individual contributions to our financial, operational and strategic objectives, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended December 31, 2003, the compensation committee believes that the current stock ownership positions of the executive officers was sufficient to achieve the benefits intended by equity ownership. Accordingly, no additional options were granted options to our executive officers during the past fiscal year. However subsequent to the end of the 2003 fiscal year, each of Mr. Herbert Kurinsky, Mr. William Kurinsky and Mr. Victor K. Kurylak received equity compensation in connection with the employment agreements each of them entered into with us, effective as of January 1, 2004. Each of Messrs. Kurinsky received an award of granted them the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004. Mr. Kurylak was granted options to purchase 500,000 shares of common stock and 250,000 restricted shares of common stock, all of which vest in equal amounts over a three-year period, commencing on the first anniversary of his employment agreement.

     Other Benefits. We also have various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. We offer a 401(k) savings plan, which allows employees to invest in a wide array of funds on a pre-tax basis, as well as insurance and other benefit plans for its employees, including executive officers.

     Chief Executive Officer and Chief Operating Officer Compensation. The terms of the compensation paid to each of our Chief Executive Officer and Chief Operating Officer for the 2003 fiscal year were determined primarily in accordance with the employment agreements entered into by such officer in August, 2003. During the last fiscal year, neither the Chief Executive Officer nor the Chief Operating Officer received any cash bonuses or compensation outside of a $2,500 automobile expense allowance for the Chief Executive
Officer. Each of our Chief Executive Officer and Chief Operating Officer received a base salary of $231,218 during the fiscal year ended December 31, 2003. Each officer received an increase in his base salary in fiscal 2003 as compared to the fiscal year ended December 31, 2002 pursuant to the terms of their then-effective employment agreements. Each of our Chief Executive Officer and Chief Operating Officer was entitled to a base salary of $256,218 for the 2003 fiscal year pursuant to their employment agreements. Each of these officers agreed to accept a base salary below the amount that they were entitled in order to assist us in improving our cash flow and financial condition. We paid a bonus of $200,000 to our former Chief Executive Officer for the 2003 fiscal year in consideration of his agreement to accept a new employment contract for a new salary and shorter employment duration as he was entitled under his prior contract. With respect to our former Chief Operating Officer (and current Chief Executive Officer), a bonus of $50,000 was paid for the 2003 fiscal year in recognition of his promotion to Vice Chairman and Chief Executive Officer. As discussed below, each of these employees entered into new employment agreements effective January 1, 2004.

     New Employment Agreements. In December 2003, the Committee approved new employment agreements for each of Mr. Herbert Kurinsky, Mr. William Kurinsky and Mr. Victor K. Kurylak. Each agreement became effective as of January 1, 2004. Pursuant to his agreement, Mr. Herbert Kurinsky resigned his position as our Chief Executive Officer and now serves as our Chairman. As set forth in his employment agreement, Mr. William Kurinsky became our Chief Executive Officer, remained as our Chief Financial Officer and resigned his position as Chief Operating Officer and Executive Vice President. Finally, Mr. Kurylak became our President and Chief Operating Officer. We entered into these new employment agreements in order to strengthen our management team and to include adequate provisions for these employees in the event of a change of control. The Committee determined that these officers were essential to our success, and that their continued retention, especially in the event of a threat of a change of control of our company, necessitated that these executives be eligible for added compensation under certain conditions. The Committee believed that several factors out of our control made a potential change of control possible. These factors included the falling stock market generally, and the falling price of our stock. The new employment agreements also provide for additional financial and employment security under other conditions, such as termination without cause. Additional information relating to these new employment agreements is described under the heading "Employment Agreements" appearing elsewhere in this Annual Report on Form 10-K.

     Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deduction to us to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The compensation committee has considered these requirements and the regulations. It is the compensation committee's present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under each of our employee stock option plans will be granted by the compensation committee.

                                    By the Compensation Committee of
                                    the Board of Directors of First Montauk
                                    Financial Corp.

                                    Ward R. Jones, Jr.
                                    Barry Shapiro

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     There were no stock option grants to any executive officers granted during the year ended December 31, 2003. In connection with his employment agreement, effective January 1, 2004, Mr. Victor K. Kurylak was granted options to purchase 500,000 shares of common stock and 250,000 restricted shares of common stock, all of which vest in equal amounts over a three-year period. In addition, Mr. Robert Rabinowitz, our General Counsel, was granted an aggregate of 100,000 options during the current fiscal year.

                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                AND FY-END OPTION/SAR VALUES

                                                                                       Value of
                             Shares                   Number of                        Unexercised
                             Acquired                 Unexercised                      In-the-money
                             on        Value          Options as of                    Options at
              Name           Exercise  Realized       December 31, 2003                December 31, 2003 (1)
              ----           --------  --------       -----------------                ---------------------

                                                   Exercisable/Unexercisable          Exercisable/Unexercisable
     Herbert Kurinsky            --      $0           325,000/0                               $0/$0
     William J. Kurinsky         --      $0           325,000/0                               $0/$0
     Robert I. Rabinowitz        --      $0           103,750/0                               $0/$0
----------------------

 (1) Based upon the closing bid price of our common stock on December 31, 2003
     ($.35 per share), less the exercise price for the aggregate number of shares subject to the options.


Employment Agreements

     In December 2003, we entered into new three-year employment contracts with Herbert Kurinsky, William J. Kurinsky and Victor K. Kurylak, as described below. Our agreements with each of the aforementioned officers became effective January 1, 2004.

     Pursuant to his employment agreement, Mr. Herbert Kurinsky resigned as Chief Executive Officer and remained as our Chairman. This agreement, which will expire on December 31, 2006, provides for a base salary of $200,000 for each year of the agreement. The agreement automatically renews for an additional one-year term, unless we elect not to renew it. Mr. Kurinsky will also be entitled to receive a portion of a bonus pool consisting of 15% of our pre-tax profits, to be determined by our compensation committee. The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. He is also entitled to receive commissions at the same rate as paid to our other non-affiliate registered representatives. Mr. Kurinsky is also entitled to purchase from Montauk Financial Group, up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent. Mr. Kurinsky also receives health insurance benefits and life insurance as generally made available to our regular full-time employees, and reimbursement for expenses incurred on our behalf and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for a severance of one years salary in the event Mr. Kurinsky's employment is terminated without cause or the contract is not renewed and a severance benefit equal to three times the five year average compensation paid to him in the event Mr. Kurinsky is terminated or his duties significantly change after a change in our management as defined in the agreement. As additional compensation under the agreement, we granted Mr. Kurinsky the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

     Pursuant to his employment agreement, Mr. William J. Kurinsky was appointed as our Chief Executive Officer, remained as our Chief Financial Officer and a director and relinquished his positions as Executive Vice President and Chief Operating Officer. This agreement, which will expire on December 31, 2008, provides for a base salary of $300,000 for each year of the agreement. The agreement automatically renews for an additional one-year term, unless we elect not to renew it. Mr. Kurinsky will also be entitled to receive a portion of a bonus pool consisting of 15% of our pre-tax profits, to be determined by our compensation committee. The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. He is also entitled to receive commissions at the same rate as paid to our other non-affiliate registered representatives. Mr. Kurinsky is also entitled to purchase from Montauk Financial Group, up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent. Mr. Kurinsky also receives health insurance benefits and life insurance as generally made available to our regular full-time employees, and reimbursement for expenses incurred on our behalf and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for a severance of one years salary in the event Mr. Kurinsky's employment is terminated without cause or the contract is not renewed and a severance benefit equal to three times the five year average compensation paid to him in the event Mr. Kurinsky is terminated or his duties significantly change after a change in our management as defined in the agreement. As additional compensation under the agreement, we granted Mr. Kurinsky the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

     Pursuant to his employment agreement, Mr. Victor K. Kurylak was hired as our President and Chief Operating Officer. This agreement, which will expire on December 31, 2006, provides for a base salary of $250,000 for each year of the agreement. The agreement automatically renews for an additional one-year term, unless we elect otherwise. Mr. Kurylak will also be entitled to receive a portion of a bonus pool consisting of 15% of our pre-tax profits, to be determined by our compensation committee. The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. He is also entitled to receive commissions at the same rate as paid to our other non-affiliate registered representatives. Mr. Kurylak is also entitled to purchase from Montauk Financial Group, up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent. Mr. Kurylak also receives health insurance benefits and life insurance as generally made available to our regular full-time employees, and reimbursement for expenses incurred on our behalf and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide that Mr. Kurylak will be nominated to serve on our Board of Directors after his first full year of service pursuant to the agreement. As additional compensation under the agreement, we granted Mr. Kurylak options to purchase 500,000 shares of common stock and 250,000 restricted shares of common stock, all of which vest in equal amounts over a three-year period commencing on the first anniversary of his employment agreement.

Incentive Stock Option Plan

     In June 2002, we adopted the 2002 Incentive Stock Option Plan, which provides for the grant of options to purchase up to 5,000,000 shares of our common stock by our employees, registered representatives and consultants. Under the terms of the Incentive Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment under Section 422A of the Code, or options which do not so qualify.

     The Plan is administered by our Board of Directors which has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be Incentive Stock Options or Non-Incentive Stock Options; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the Incentive Plan and to establish and amend rules and regulations relating thereto.

     Under the Incentive Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an Incentive Stock Option is granted to a ten percent stockholder such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-Incentive Stock Options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as Incentive Stock Options which become exercisable in any calendar year may not exceed $100,000.

     The Board may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the Incentive Plan will expire in 2012.

     Since the adoption of the 2002 Incentive Plan, we have issued 1,003,000 options to registered representatives and employees. There remain 1,195,998 options outstanding from our 1992 Incentive Stock Option Plan, resulting in a total of 2,198,998 options outstanding.

Director Plan

     In June 2002, we adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares each September 1, provided such person has served as a director for the 12 months immediately prior to such September 1st. A Non-Executive Director who has not served as a director for an entire year prior to September 1st of each year shall receive a pro rata number of options determined as follows:

Date of Membership                              Options Granted
------------------                              ---------------

September 1 through November 30                      20,000
December 1 through February 28                       15,000
March 1 through May 30                               10,000
June 1 through August 31                              5,000

     Options are granted under the Director Plan until 2012 to non-executive directors who are not our full time employees.

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of our common stock or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than two persons who are our officers (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 80,000 options have been granted to our Non-Executive members of the Board of Directors under the 2002. An additional 60,000 options remain outstanding from grants made pursuant to the 1992 Non-Executive Director Stock Option Plan, which terminated in June 2002, and which was replaced by the 2002 Non-Executive Director Stock Option Plan.

Senior Management Plan

     In 1996, we adopted the 1996 Senior Management Incentive Plan (the "Management Plan"). The Management Plan provides for the issuance of up to 2,000,000 shares of common stock either upon issuance of options issued under the Management Plan or grants of restricted stock or incentive stock rights. The Board of Directors or a committee of the board may grant awards under the Management Plan to executive management employees, if one is appointed for this purpose. The Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights, and restricted stock purchase agreements. The stock options granted under the Management Plan can be either incentive stock options or non-incentive stock options, similar to the options granted under the Incentive Plan, except that the exercise price of non-Incentive Stock Option shall not be less than 85% of the fair market value of the common stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of common stock in consideration for services performed for us. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of common stock. The Board or committee may grant limited stock appreciation rights, which become exercisable upon a "change of control" of our company. A change of control includes the purchase by any person of 25% or more of the voting power of our outstanding securities, or a change in the majority of the Board of Directors.

     Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of our company. Awards under the Management Plan may be made until 2006.

     In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 1,317,500 shares of the our common stock are currently outstanding under the Senior Management Plan. In January 2004, we granted an aggregate of 1,000,000 restricted shares of common stock to Mr. Herbert Kurinsky, Mr. William J. Kurinsky and Mr. Victor K. Kurylak, pursuant to their employment agreements.

Shareholder Return Performance Presentation

     Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of our common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of three peer issuers we have selected in good faith. Our common stock is listed for trading in the over the counter market and is traded under the symbol "FMFK".

                                                     Comparison of 5 Year Cumulative Total Return
                                                          Assumes Initial Investment of $100

                                                   1998          1999        2000            2001             2002      2003

First Montauk Financial Corp.        Return %    $-49.50       -10.61       -44.75         -38.03           -54.54      75.00
                                     Cum $       $ 50.50       $45.14       $24.94         $15.46            $7.03     $24.35

S & P 500                            Return %      28.58        21.05        -9.10         -11.88           -22.10      28.69
                                     Cum $       $128.58      $155.64      $141.47        $124.66           $97.11     $97.19

Peer Group Only                      Return %    $-39.06       186.80       -59.19          15.01           -49.14     158.29
                                     Cum $       $ 60.94      $174.78       $71.32         $82.03           $41.72    $176.81


Peer Group + FMFK                    Return %    $-43.10       119.35       -57.28           6.67          -49.60      151.97
                                     Cum $       $56.90      $124.81       $53.32         $56.87           $28.66     $126.92

Listed below is the value of a $100 investment at each of our last five fiscal year ends:

                                            Cumulative Total Shareholder Return
          ------------------------ ---------------------- ----------------------- ----------------------
                                       First Montauk
                   Date               Financial Corp.         S&P 500 Index         Peer Group Index
          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------

          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------
                 12/31/99                  $100                    $100                   $100
          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------
                 12/31/00                 $49.39                 $110.02                 $117.03
          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------
                 12/31/01                 $30.61                  $96.95                 $134.60
          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------
                 12/31/02                 $13.91                  $75.52                 $68.45
          ------------------------ ---------------------- ----------------------- ----------------------
          ------------------------ ---------------------- ----------------------- ----------------------
                 12/31/03                 $24.35                  $97.19                 $176.81
          ------------------------ ---------------------- ----------------------- ----------------------

-------------------------
NOTES Industry composite includes Paulson Capital Corp., Olympic Cascade Financial Corp. and Kirlin Holding Corp. The industry composite has been determined in good faith by management to represent entities that compete with us in certain of its significant business segments.

Item 12.        Security Ownership of Certain
                Beneficial Owners and Management

     The following table sets forth, as of March 30, 2004, the number and percentage of outstanding shares of our common stock beneficially owned by each person known by us to own beneficially more than 5% of our outstanding shares of common stock and common stock warrants, by each of our directors and officers and by all of our directors and officers as a group.

           Directors, Officers                               Amount and Percentage
           and 5% Shareholders (1)                        Of Beneficial Ownership (1)
           -----------------------                        ---------------------------

                                                       Number of Shares            Percent
           Herbert Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                786,518(2)             7.57%

           William J. Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road                         2,105,823(3)            20.27%
           Red Bank, NJ 07701

           Victor K. Kurylak
           Parkway 109 Office Center
           328 Newman Springs Road                           750,000(4)             7.10%
           Red Bank, NJ 07701

           Robert I. Rabinowitz, Esq.
           Parkway 109 Office Center
           328 Newman Springs Road                           233,250(5)             2.27%
           Red Bank, NJ 07701

           Ward R. Jones
           300 West Jersey Road
           Lehigh Acres, FL  33936                           110,000                1.08%

           Norma Doxey
           Parkway 109 Office Center
           328 Newman Springs Road                            54,900(7)               *
           Red Bank, NJ 07701

           Barry Shapiro, CPA
           Parkway 109 Office Center
           328 Newman Springs Road                            40,000(8)               *
           Red Bank, NJ 07701

           Kirlin Holdings Corp.
           6901 Jericho Turnpike
           Syosset, NY  11792                                852,500(9)             8.47%

           All   Directors,   Officers  and  5%
           Shareholders  as a group (8  persons            4,932,991               46.68%
           in number) (2, 3, 4, 5, 6, 7, 8, 9)
------------------------------------------
* Indicates less than 1%

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

(2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 325,000 shares of common stock. Amounts and percentages indicated for Mr. Kurinsky include an aggregate of 375,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

(3)  Includes  vested  and  presently  exercisable  options  of Mr.  William  J.
     Kurinsky to purchase 325,000 shares of common stock. Amounts and percentages indicated for Mr. Kurinsky include an aggregate of 375,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on April 1, 2004, July 1, 2004 and October 1, 2004.

(4) Amounts and percentages indicated for Mr. Kurylak include an aggregate of 250,000 shares of restricted common stock and options to purchase 500,000 shares of common stock, all of which securities vest in equal amounts over a three-year period commencing on the first anniversary of his employment agreement.

(5) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 203,750 shares of common stock. Mr. Rabinowitz's children own 2,000 shares of common stock. Mr. Rabinowitz also owns 5,833 Class C Warrants.

(6) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of common stock.

(7) Includes vested and presently exercisable options of Ms. Norma Doxey to purchase 42,500 shares of common stock.

(8) Includes vested and presently exercisable options of Mr. Barry Shapiro to purchase 40,000 shares of common stock.

(9) As reported under Schedule 13G filing made by Kirlin Holding Corp. dated July 15, 2002.

NOTE:  Class C Warrants are exercisable at $7.00 per share for a period of seven
(7) years from February 17, 1998.

Equity Compensation Plan Information

     The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003, including the 2002 Incentive Stock Option Plan, the 2002 Non-Executive Director Stock Option Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended and the 1996 Senior Management Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans." Each of the 1992 Incentive Stock Option Plan and 1992 Non-Executive Director Stock Option Plan have expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.

============================== =========================== =========================== ==============================
                                                                                           Number of Securities
                                                                                          Remaining Available for
                                Number of Securities to                                Future Issuance Under Equity
                                be Issued upon Exercise                                Compensation Plans Excluding
                                 of Outstanding Options    Weighted Average Exercise      Securities Reflected in
                                       and Rights             Price of Outstanding              Column (a)
                                          (a)                     Options (b)                       (c)
        Plan Category
============================== =========================== =========================== ==============================
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans              3,556,4981                    $1.19                     7,164,5002,3
Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans                 N/A                         N/A                           N/A
Not Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Total                                  3,556,4981                    $1.19                     7,164,5002,3
------------------------------ --------------------------- --------------------------- ------------------------------

1. Includes 1,003,000 options issued pursuant to the our 2002 Incentive Stock Option Plan, 1,195,998 options issued pursuant to our 1992 Incentive Stock Option Plan, as amended, 80,000 options issued pursuant to our 2002 Director Stock Option Plan, 60,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended, and 1,217,500 options and shares issued pursuant to our 1996 Senior Management Stock Option Plan, as amended.

2. Includes 3,997,000 options available for issuance under our 2002 Incentive Stock Option Plan and an aggregate of 2,687,500 shares reserved for issuance as options, incentive stock rights or pursuant to restricted stock purchase agreements under our 1996 Senior Management Stock Option Plan, as amended.
3. Includes 480,000 options assumed available for issuance under our 2002 Directors Stock Option Plan. We expect to have three outside directors, each of whom will receive 20,000 options over the ten years of the plan.

Item 13.   Certain Relationships and Related Transactions

     For information concerning the terms of the employment agreements entered into between us and Messrs. Herbert Kurinsky and William J. Kurinsky and Mr. Victor K. Kurylak, see "Executive Compensation".

Item 14.  Principal Accountant Fees and Service.

     Our Audit Committee has selected Schneider & Associates, LLP, Certified Public Accountants, as its independent accountants for the current fiscal year. The audit services provided by Schneider & Associates, LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by our independent auditors during those periods.

---------------------------------------- ------------------------------------- -------------------------------------
                                          Fiscal Year Ended December 31, 2003                     Fiscal Year Ended
                                                                                                  December 31, 2002
---------------------------------------- ------------------------------------- -------------------------------------

Audit Fees (1)                                                       $149,000                              $129,674
---------------------------------------- ------------------------------------- -------------------------------------

Audit-Related Fees (2)                                                 $5,025                                    $0
---------------------------------------- ------------------------------------- -------------------------------------

Tax Fees (3)                                                          $29,300                               $22,001
---------------------------------------- ------------------------------------- -------------------------------------

All Other Fees (4)                                                    $12,000                                $4,500
---------------------------------------- ------------------------------------- -------------------------------------

Total                                                                $195,325                              $156,175
---------------------------------------- ------------------------------------- -------------------------------------

-------------------------
(1) Audit services consist of audit work performed in the preparation of financial statements for the fiscal year and for the review of financial statements included in Quarterly Reports on Form 10-Q during the fiscal year, as well as work that generally only the independent auditor can reasonably be expected to provide, including consents for registration statement flings and responding to SEC comment letters on annual and quarterly filings.

(2) Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, agreed upon procedures report and accounting and regulatory consultations.

(3) Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4) Other services consist of those service not captured in the other categories.

     Our Audit Committee has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described below to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

     During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above.


                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K

(a)      1.     Financial Statements

     See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Schneider & Associates, LLP dated March 18, 2004 beginning on page F-1 of this report.

         2. All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

         3.     Exhibits

     Incorporated by reference to the Exhibit Index at the end of this report.

(b)      Reports on Form 8-K

     During the last quarter of the period covered by this Report, the following reports were filed on Form 8-K:

     -------------------------- ----------- ------------------------------------------------------------------------
     Date of Report             Item(s)     Description
     -------------------------- ----------- ------------------------------------------------------------------------
      November 17, 2003          7, 12      Announcement of quarterly financial information and including related press release.
     -------------------------- ----------- ------------------------------------------------------------------------
      December                              15, 2003 5, 7 Announcement of hiring
                                            of new President and Chief Operating
                                            Officer and restructuring of
                                            management and including related
                                            press release.
     -------------------------- ----------- ------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST MONTAUK FINANCIAL CORP.


                                              By  /s/ William J. Kurinsky
                                                --------------------------------
Dated:  March 30, 2004                         William J. Kurinsky,
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert Kurinsky                                             March 30, 2004
--------------------------------------------
Herbert Kurinsky,
Chairman

/s/ William J. Kurinsky                                          March 30, 2004
--------------------------------------------
William J. Kurinsky,
Chief Executive Officer, Chief Financial
Officer, Secretary and Director

/s/ Victor K. Kurylak                                            March 30, 2004
--------------------------------------------
Victor K. Kurylak,
President and Chief Operating Officer

/s/ Norma Doxey                                                  March 30, 2004
--------------------------------------------
Norma Doxey, Director

/s/ Ward R. Jones, Jr.                                           March 30, 2004
--------------------------------------------
Ward R. Jones, Jr., Director

/s/ Barry Shapiro                                                March 30, 2004
--------------------------------------------
Barry Shapiro, Director

                                  EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

-------------------- ----------------------------------------------------------------------------------------
Exhibit No.                                                Description
-------------------- ----------------------------------------------------------------------------------------
-------------------- ----------------------------------------------------------------------------------------
3.1                  Amended and Restated  Certificate of  Incorporation  adopted at 1989 Special Meeting in lieu of Annual  Meeting of  Shareholders  (Previously  filed with the  Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

3.2                  Amended and Restated  By-Laws  (Previously  filed with the  Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

3.3                  Certificate of Designations  of Series A Preferred  Stock.  (Previously  filed with the
                     Commission  as an exhibit to our Annual  Report on Form 10-K for the fiscal  year ended
                     December 31, 2002).

4.1                  Form of Common  Stock.  (Previously  filed  with the  Commission  as an  exhibit to our
                     Registration Statement on Form S-l, File No. 33-24696).

4.2                  Form of Debenture Sold in Private  Placement.  (Previously filed with the Commission as
                     Exhibit 4.1 to Report on Form 8-K dated March 27, 2003).

4.3                  Form of Placement  Agent Warrant  (Previously  filed with the Commission as Exhibit 4.2 to Report on Form 8-K dated March 27, 2003).

4.4                  Form of Debenture Sold in Private  Placement.  (Previously filed with the Commission as
                     Exhibit 4.1 to Report on Form 8-K dated January 5, 2004).

4.5                  Form of Placement  Agent Warrant  (Previously  filed with the Commission as Exhibit 4.2 to Report on Form 8-K dated January 5, 2004).

10.1                 Office Lease Agreement between First Montauk Securities
                     Corp. and River Office Equities dated March 5, 1997
                     (Previously filed with the Commission as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended
                     December 31, 1997).

10.2                 First  Amendment to Office Lease  Agreement  dated March 5, 1997 between  First Montauk
                     Securities Corp. and River Office Equities dated March 3, 1998  (Previously  filed with the  Commission  as Exhibit  28.8 to Form 10-K for the fiscal year ended  December  31,
                     1998).

10.3                 Employment  Agreement  between  First  Montauk  Securities  Corp.  and Mark Lowe  dated
                     October  15, 1998  (Previously  filed with the  Commission  as an exhibit to our Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1998).

10.4                 Employment  Agreement  between  First  Montauk  Securities  Corp.  and Seth Rosen dated
                     January  25, 1999  (Previously  filed with the  Commission  as an exhibit to our Annual
                     Report Form 10-K for the fiscal year ended December 31, 1998).

10.5                 Clearing Agreement dated May 8, 2000 between Fiserv Securities,  Inc. and First Montauk
                     Securities  Corp.  (Previously  filed with the  Commission  as an exhibit to our Annual
                     Report on Form 10-K for the fiscal year ended December 31, 2000).

10.6                 Financial  Agreement  dated May 8,  2000  between  Fiserv  Securities,  Inc.  and First
                     Montauk  Securities  Corp.  (Previously  filed with the Commission as an exhibit to our
                     Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7                 Amended  and  Restated  Financial  Agreement  dated  February  1, 2001  between  Fiserv
                     Securities,  Inc.,  First Montauk  Financial Corp. and First Montauk  Securities  Corp.
                     (Previously  filed with the  Commission as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8                 Security  Agreement  dated February 1, 2001 between Fiserv  Securities,  Inc. and First
                     Montauk  Financial  Corp.  (Previously  filed with the  Commission as an exhibit to our
                     Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9                 Sublease  Agreement between Eloquent,  Inc. and First Montauk Financial Corp. dated May
                     31, 2001  (Previously  filed with the  Commission as an exhibit to our Annual Report on
                     Form 10-K for the fiscal year ended December 31, 2001).

10.10                Sublease  Agreement  between Aim net Solutions,  Inc. and First Montauk Financial Corp.
                     dated  January  15, 2002  (Previously  filed with the  Commission  as an exhibit to our
                     Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.11                Employment  Agreement dated August 21, 2002 between Herbert  Kurinsky and First Montauk
                     Financial  Corp.  (Previously  filed with the Commission as an exhibit to our Quarterly
                     Report on Form 10-Q for the Quarter ended September 20, 2002).

10.12                 Employment  Agreement  dated  August 21, 2002  between  William J.  Kurinsky  and First
                      Montauk  Financial  Corp.  (Previously  filed with the  Commission as an exhibit to our
                      Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.13*                Employment  Agreement  dated as of January 1, 2004 between  Herbert  Kurinsky and First
                      Montauk Financial Corp.

10.14*                Employment  Agreement dated as of January 1, 2004 between William J. Kurinsky and First
                      Montauk Financial Corp.

10.15*                Employment  Agreement  dated as of January 1, 2004 between  Victor K. Kurylak and First
                      Montauk Financial Corp.

10.16                 1992 Incentive  Stock Option Plan  (Previously  filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.17                 1992 Non-Executive  Director Stock Option Plan (Previously filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.18                 Amended and Restated  1992  Incentive  Stock Option  Plan.  (Previously  filed with the
                      Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.19                 Non-Executive  Director  Stock  Option  Plan -  Amended  and  Restated  June  28,  1996
                      (Previously  filed with the Commission as an exhibit to our Proxy  Statement  dated May
                      30, 1996).

10.20                 1996  Senior  Management  Incentive  Stock  Option  Plan  (Previously  filed  with  the
                      Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.21                 Second Amended and Restated 1992 Incentive Stock Option
                      Plan (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.22                 1996 Senior Management Incentive Plan Amended as of June
                      23, 2000 (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.23                 2002 Incentive Stock Option Plan.  (Previously  filed with the Commission as an Exhibit
                      A to our Proxy Statement dated May 20, 2002).

10.24                 2002  Non-Executive  Director Stock Option Plan.  (Previously filed with the Commission as Exhibit B to our Proxy Statement dated May 20, 2002).

14*                   Code of Ethics

21*                   Subsidiary companies

31.1*                 Certification of Chief Executive Officer and Chief Financial Officer

31.2*                 Certification of President

32.1 *                Certification  of William J.  Kurinsky  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *                Certification  of Victor K.  Kurylak  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
First Montauk Financial Corp.

     We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/ Schneider & Associates LLP
Jericho, New York
March 18, 2004

                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                           December 31,
                                                                                     2003              2002
                                                                                     ----              ----

ASSETS
Cash and cash equivalents                                                         $ 3,441,743      $ 2,638,819
Due from clearing firm                                                              5,219,267        4,591,701
Securities owned, at market value                                                     169,534          183,944
Employee and broker receivables                                                     1,052,317        1,070,087
Loans receivable - officers                                                                --          178,936
Property and equipment - net                                                        1,052,564        1,396,892
Income tax refund receivable                                                               --          212,300
Deferred income taxes - net                                                                --          460,000
Other assets                                                                        1,661,351          692,827
                                                                                   ----------     ------------
   Total assets                                                                   $12,596,776      $11,425,506
                                                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Deferred income                                                                   $ 5,980,124      $ 5,456,323
6% convertible debentures                                                           3,135,000        1,030,000
Warrants subject to put options                                                       479,066               --
Securities sold, not yet purchased, at market value                                    69,330               --
Commissions payable                                                                 4,077,803        2,681,128
Accounts payable                                                                      980,483          577,225
Accrued expenses                                                                    1,803,973        1,987,871
Capital leases payable                                                                122,733          343,682
Notes payable                                                                              --           48,057
Other liabilities                                                                      35,703           78,910
                                                                                      -------    -------------
   Total liabilities                                                               16,684,215       12,203,196
                                                                                   ----------       ----------

Commitments and contingencies (See Notes)

STOCKHOLDERS' DEFICIT
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares authorized,
   $.10 par value, 311,089 and 330,250 shares issued and
   outstanding, respectively; liquidation preference:  $1,555,445                      31,109           33,025
Common Stock, no par value, 30,000,000 shares authorized,
   9,065,486 and 8,527,164 shares issued and outstanding,
   respectively                                                                     3,578,136        3,416,220
Additional paid-in capital                                                          4,097,309        3,918,930
Accumulated deficit                                                               (11,678,659)      (8,135,777)
Less:  Deferred compensation                                                         (115,334)         (10,088)
                                                                                    ---------      -----------
   Total stockholders' deficit                                                     (4,087,439)        (777,690)
                                                                                  -----------      -----------
   Total liabilities and stockholders' deficit                                    $12,596,776      $11,425,506
                                                                                   ==========       ==========



                                          See notes to consolidated financial statements.

                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended December 31,
                                                                 2003              2002             2001
                                                                 ----              ----             ----

Revenues:
Commissions                                                     $41,950,392       $36,513,802      $37,807,870
Principal transactions                                            9,466,359         6,727,642        8,021,887
Investment banking                                                2,439,144         1,007,700        1,483,210
Interest and other income                                         4,370,787         3,717,600        3,907,448
                                                                -----------       -----------      -----------
   Total revenues                                                58,226,682        47,966,744       51,220,415
                                                                 ----------        ----------       ----------

Expenses:
Commissions, employee compensation and benefits                  46,218,107        39,572,851       42,356,207
Clearing and floor brokerage                                      2,934,164         2,666,376        3,247,219
Communications and occupancy                                      2,659,105         3,006,017        3,249,389
Legal matters and related costs                                   5,836,960         1,259,502        2,415,374
Other operating expenses                                          3,393,335         4,029,515        5,076,806
Interest                                                            204,054            98,918          174,632
                                                                   --------      ------------     ------------
   Total expenses                                                61,245,725        50,633,179       56,519,627
                                                                 ----------        ----------       ----------

Loss before income taxes                                         (3,019,043)       (2,666,435)      (5,299,212)
Provision for income taxes (benefit)                                499,000           294,000          (90,989)
                                                                   --------       -----------     ------------
   Net loss                                                     $(3,518,043)      $(2,960,435)     $(5,208,223)
                                                                 ==========        ==========       ==========
   Net loss applicable to common stockholders                   $(3,542,882)      $(3,059,722)     $(5,306,976)
                                                                 ==========        ==========       ==========
Per share of common stock:
   Basic and diluted                                                 $(.40)            $(.36)           $(.61)
                                                                      ====              ====             ====
Weighted average common shares
   outstanding - basic and diluted                                8,784,103         8,551,932        8,704,355
                                                                  =========         =========        =========



                                               See notes to consolidated financial statements.

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2003

                                           Series A Convertible                                     Additional
                                              Preferred Stock               Common Stock             Paid-in
                                            Shares       Amount         Shares       Amount          Capital

Balances at January 1, 2001                 349,511      $34,951       9,309,309     $4,063,397     $4,253,765
Reversal of deferred
   compensation                                  --           --              --             --       (303,223)
Amortization of deferred
   compensation                                  --           --              --             --             --
Repurchase of common stock                       --           --              --             --             --
Cancellation of treasury shares                  --           --        (723,667)      (630,587)            --
Conversion of preferred stock
   into common stock                        (18,321)      (1,832)         36,642          1,832             --
Payment of dividends                             --           --              --             --             --
Net loss for the year                            --           --              --             --             --
                                       ------------  ------------      -----------    -----------    -----------
Balances at December 31, 2001               331,190       33,119       8,622,284      3,434,642      3,950,542

Transfer of common shares from
   temporary equity to permanent
   capital                                       --           --           3,000          6,500             --
Reversal of deferred
   compensation                                  --           --              --             --        (42,994)
Amortization of deferred
   compensation                                  --           --              --             --             --
Repurchase of common stock                       --           --              --             --             --
Cancellation of treasury shares                  --           --        (100,000)       (25,016)            --
Issuance of common stock
   purchase warrants for services                --           --              --             --         11,382
Conversion of preferred stock
   into common stock                           (940)         (94)          1,880             94             --
Payment of dividends                             --           --              --             --             --
Net loss for the year                            --           --              --             --             --
                                       ------------   ----------       -----------    -----------    -----------
Balances at December 31, 2002               330,250       33,025       8,527,164      3,416,220      3,918,930

Increase in deferred compensation               --           --               --             --        142,402
Amortization of deferred
   compensation                                 --           --               --             --             --
Common stock issued in
   connection with legal
   settlements                                  --           --          500,000        160,000             --
Conversion of preferred stock
   into common stock                        (19,161)      (1,916)         38,322          1,916             --
Payment of dividends                            --           --               --             --             --
Issuance of common stock
   purchase warrants for services               --           --               --             --         35,977
Net loss for the year                           --           --               --             --              --
                                       ------------  -----------       -----------    ----------    ------------

Balances at December 31, 2003               311,089      $31,109       9,065,486     $3,578,136     $4,097,309
                                            =======       ======       =========      ==========     =========



                                          See notes to consolidated financial statements.

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2003

                                           Retained
                                           Earnings                                                Stockholders'
                                         (Accumulated     Deferred           Treasury StockEquity
                                           Deficit)     Compensation     Shares          Amount      (Deficit)
                                           -------      ------------     ------          ------      ---------

Balances at January 1, 2001               $ 230,921      $(393,120)      (486,900)     $(487,023)   $7,702,891

Reversal of deferred
   compensation                                  --        303,223             --             --            --
Amortization of deferred
   compensation                                  --         33,830             --             --        33,830
Repurchase of common stock                       --             --       (236,767)      (143,564)     (143,564)
Cancellation of treasury shares                  --             --        723,667        630,587            --
Conversion of preferred stock
   into common stock                             --             --             --             --            --
Payment of dividends                        (98,753)            --             --             --       (98,753)
Net loss for the year                    (5,208,223)            --             --             --    (5,208,223)
                                         ----------   ------------    -----------    -----------    ----------
Balances at December 31, 2001            (5,076,055)       (56,067)            --             --     2,286,181

Transfer of common shares from
   temporary equity to permanent
   capital                                       --             --             --             --         6,500
Reversal of deferred
   compensation                                  --         42,994             --             --            --
Amortization of deferred
   compensation                                  --          2,985             --             --         2,985
Repurchase of common stock                       --             --       (100,000)       (25,016)      (25,016)
Cancellation of treasury shares                  --             --        100,000         25,016            --
Issuance of common stock
   purchase warrants for services                --             --             --             --        11,382
Conversion of preferred stock
   into common stock                             --             --             --             --            --
Payment of dividends                        (99,287)            --             --             --       (99,287)
Net loss for the year                    (2,960,435)            --             --             --    (2,960,435)
                                         ----------  -------------    -----------    -----------    ----------
Balances at December 31, 2002            (8,135,777)       (10,088)            --             --      (777,690)

Increase in deferred compensation               --        (142,402)            --             --            --
Amortization of deferred
   compensation                                 --          37,156             --             --        37,156
Common stock issued in
   connection with legal
   settlements                                  --             --              --             --       160,000
Conversion of preferred stock
   into common stock                            --             --              --             --            --
Payment of dividends                        (24,839)           --              --             --       (24,839)
Issuance of common stock
   purchase warrants for services                                                                       35,977
Net loss for the year                    (3,518,043)           --              --             --    (3,518,043)
                                        ----------- --------------   ------------      ---------    ----------

Balances at December 31, 2003          $(11,678,659)     $(115,334)            --           $ --   $(4,087,439)
                                        ===========       ========            ===            ===    ==========



                                        See notes to consolidated financial statements.

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,
                                                                 2003              2002             2001
                                                                 ----              ----             ----

Cash flows from operating activities:
   Net loss                                                     $(3,518,043)      $(2,960,435)     $(5,208,223)
                                                                 ----------        ----------       ----------
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                    509,968           526,816          563,685
   Amortization of deferred compensation                             37,156             2,985           33,830
   Amortization of deferred financing costs                          20,776                --               --
   Amortization of bond discount                                         --             3,852           18,033
   Reserves                                                              --                --          500,000
   Shares issued in legal settlement                                160,000                --               --
   Loss on disposal of property and equipment                            --             5,964               --
   Loss on investment                                                    --            23,147               --
   Increase (decrease) in cash attributable to
     changes in assets and liabilities:
   Due from clearing firm                                          (627,566)         (445,291)      (1,740,744)
   Securities owned                                                  14,410           992,011        2,776,207
   Employee and broker receivables                                   17,770         1,035,533         (495,954)
   Loans receivable - officers                                      178,936            24,028          (27,896)
   Income tax refund receivable                                     212,300           857,142       (1,069,442)
   Deferred income taxes - net                                      460,000           470,000          791,262
   Other assets                                                    (736,366)          482,103         (132,241)
   Deferred income                                                  523,801           672,990          850,000
   Warrants subject to put options                                  479,066                --               --
   Securities sold, not yet purchased                                69,330          (245,078)        (141,381)
   Commissions payable                                            1,396,675          (966,042)       2,009,437
   Accounts payable                                                 403,258            86,383           39,868
   Accrued expenses                                                (183,898)          552,986          594,307
   Income taxes payable                                                  --                --         (868,675)
   Other liabilities                                                (43,207)         (466,094)          99,444
                                                                 ----------       -----------      -----------
     Total adjustments                                            2,892,409         3,613,435        3,799,740
                                                                 ----------        ----------       ----------
     Net cash provided by (used in) operating activities           (625,634)          653,000       (1,408,483)
                                                                  ---------         ---------       ----------
Cash flows from investing activities:
   Collection of notes receivable                                        --                --           18,000
   Collection of leases receivable                                       --                --          168,170
   Additions to property and equipment                             (165,640)         (266,854)        (308,061)
   Other assets                                                      26,873            31,821         (196,049)
                                                                  ---------          --------     ------------
     Net cash used in investing activities                         (138,767)         (235,033)        (317,940)
                                                                -----------         ---------     ------------


   (continued)

                                               See notes to consolidated financial statements.




                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (continued)

                                                                            Years ended December 31,
                                                                   2003              2002              2001
                                                                   ----              ----              ----

Cash flows from financing activities:
   Payments of notes payable                                        (48,057)         (233,171)        (299,836)
   Proceeds from capital lease financing                                 --                --          606,195
   Repurchase of common stock                                            --           (25,016)        (143,564)
   Payments of capital leases payable                              (220,949)         (198,528)        (259,075)
   Payment of preferred stock dividends                             (24,839)          (99,287)         (98,753)
   Proceeds from issuance of 6% convertible debentures            2,105,000         1,030,000               --
   Other assets                                                    (243,830)          (32,700)              --
                                                                  ---------        ----------      ------------
      Net cash provided by (used in) financing activities         1,567,325           441,298         (195,033)
                                                                 ----------         ---------      -----------
Net increase (decrease) in cash and cash equivalents                802,924           859,265       (1,921,456)
Cash and cash equivalents at beginning of year                    2,638,819         1,779,554        3,701,010
                                                                 ----------        ----------       ----------
Cash and cash equivalents at end of year                        $ 3,441,743       $ 2,638,819      $ 1,779,554
                                                                 ==========        ==========       ==========
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                                   $     134,055      $      95,522    $    174,632
   Income taxes                                               $    (187,707)     $ (1,113,636)    $    894,852

Noncash financing and investing transactions:
Property and equipment financed under capital leases          $          --      $         --     $    662,290

Equipment acquired through vendor financing                   $          --      $     31,017     $         --

Warrants charged to deferred financing costs in
   connection with debenture offerings                        $      35,987      $     11,382     $         --









                                          See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          NATURE OF BUSINESS

                  First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), operates a securities broker-dealer registered with the Securities and Exchange Commission (SEC). Through FMSC, the Company executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis. Montauk Insurance Services, Inc. (MISI) sells a range of insurance products. The Company operates in one business segment. Customers are located primarily throughout the United States.

                  FMSC clears all customer transactions on a fully disclosed basis through an independent clearing firm. Accordingly, FMSC does not carry securities accounts for customers nor does it perform custodial functions related to those securities. FMSC is a member of the National Association of Securities Dealers, Inc. (NASD).

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

                  Revenue Recognition

                  Securities transactions, commission income and related expenses are recorded on a trade date basis. Sales concessions from participation in syndicated offerings are recorded on settlement date.

                  Securities owned and securities sold, not yet purchased are stated at quoted market value with unrealized gains and losses included in earnings. Securities not readily marketable are carried at estimated fair value as determined by management.

                  Advances received under the Company's financial agreement with its clearing firm are deferred and amortized to income over the remaining term of the agreement on a straight-line basis (see Note 8).


                  Advertising

                  Advertising costs are expensed as incurred and totaled approximately $71,000, $115,000 and $67,000 in 2003, 2002 and
                  2001, respectively.

                  Property and Equipment

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment are computed over the estimated useful lives of the assets, ranging from three to ten years. Capitalized lease equipment is amortized over the lease term. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes.

                  Cash Equivalents

                  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2003 and 2002.

                  Loss per Share

                  Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In determining basic loss per share for the periods presented, dividends paid on Series A Convertible Preferred Stock are added to the net loss. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Diluted loss per share for 2003, 2002 and 2001 is the same as basic loss per share, since the effects of the calculation for these years were anti-dilutive. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

                                                                               Year ended December 31,
                                                                       2003             2002            2001
                                                                       ----             ----            ----

                  Stock options                                     3,556,498         4,072,498      5,243,998
                  Warrants                                          4,160,946         9,345,338      9,242,338
                  Convertible debt                                  6,270,000         2,084,028        345,263
                  Convertible preferred stock                         622,178           660,500        662,380

                  In January 2004, the Company issued a total of 1,000,000 restricted common shares and 500,000 stock options to various executive officers pursuant to new employment agreements (see
                  Note 23).

                  Use of Estimates

                  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management periodically evaluates estimates used in the preparation of financial statements for continued reasonableness. Appropriate adjustments, if necessary, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

                  Long-lived Assets

                  The Company evaluates impairment losses on long-lived assets used in operations, primarily property and equipment, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

                  Income Taxes

                  The Company uses the liability method to determine its income tax expense as required under Statement of Financial Accounting Standards No. 109 (FAS 109). Under FAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future.

                  Reclassification

                  Syndicate revenues totaling $641,858 in 2002 have been reclassified from Principal transactions to Investment banking in the Statement of Operations to conform with the presentations in 2001 and 2003.

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

                  Stock options granted to non-employees are recorded at their fair value, as determined in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

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

                                                                            Years ended December 31,
                                                                     2003             2002              2001
                                                                     ----             ----              ----

                  Net loss applicable to common
                  stockholders, as reported                     $(3,542,882)        $(3,059,722)     $(5,306,976)
                  Add:  Stock based employee
                  compensation expense included
                  in reported net loss, net of tax                       --                  --               --
                  Deduct:   Total stock based
                  employee compensation expense
                  determined under the fair value
                  based method for all awards, net
                  of tax                                           (105,862)           (178,642)        (468,019)
                                                                  ---------           ---------        ---------
                  Pro forma net loss                            $(3,648,744)        $(3,238,364)     $(5,774,995)
                                                                 ==========          ==========       ==========
                  Loss per share:

                  Basic and diluted - as reported                 $(.40)               $(0.36)           $(0.61)
                  Basic and diluted - pro forma                   $(.42)               $(0.38)           $(0.66)

                  Pro forma net loss and loss per share information, as required by FAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001:

                                                                         2003              2002         2001
                                                                         ----              ----         ----

                  Risk free interest rates                                 3.14%            1.97%        4.46%
                  Expected option lives                                  4 years        2.4 years    2.4 years
                  Expected volatilities                                  105.11%          87.64%           83%
                  Expected dividend yields                                    0%               0%           0%

                  Recent Pronouncements of the Financial Accounting Standards Board

                  In April 2003, the FASB issued FAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No.
                  133. In particular, FAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in FAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in FAS No. 133) to conform it to a language used in FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. FAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

                  In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 requires that an issuer classify a financial instrument that is within the scope of FAS No. 150 as a liability. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning September 1, 2003. The Company has applied the provisions of FAS No. 150 to certain warrants issued in a legal settlement during 2003.

                  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003. The effect of such adoption was not material to the Company's financial position, results of operations, or cash flows.

                  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which were adopted in 2003, did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 3 -          SECURITIES OWNED and SOLD, NOT YET PURCHASED

                                                                                December 31,
                                                                     2003                          2002
                                                                     ----                          ----

                                                                              Sold                        Sold
                                                                             not yet                     not yet
                                                              Owned         Purchased        Owned      Purchased

                  Corporate stocks                           $ 80,710        $69,330       $111,216      $    --
                  U. S. government agency and
                   municipal obligations                       73,875             --         10,537           --
                  Corporate bonds                              10,016             --             --           --
                  Certificates of deposit                          --             --         42,000           --
                  Mutual funds                                     --             --         14,820           --
                  Other                                         4,933            --           5,371           --
                                                               ------           ----         ------           --
                                                             $169,534        $69,330       $183,944         $ --
                                                              =======         ======        =======          ===

                  Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values. The Company owns investment securities, consisting of shares of common stock and common stock purchase warrants, that cannot be publicly offered or sold unless registration has been affected under the Securities Act of 1933. At December 31, 2003 and 2002, these nonmarketable securities were deemed by management to have nominal value, and are included in Other securities above.


NOTE 4 -          EMPLOYEE AND BROKER RECEIVABLES

                                                                                        December 31,
                                                                                 2003                  2002
                                                                                 ----                  ----

                  Commission advances                                         $  285,866           $ 265,678
                  Forgivable loans                                                43,395             167,221
                  Other loans                                                    723,056             637,188
                                                                                --------            --------
                                                                              $1,052,317          $1,070,087
                                                                               =========           =========

                  The Company has an arrangement with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to five years. The loans are being amortized to expense for financial reporting purposes over the term of the loan. Loan amortization charged to compensation was $230,578, $235,528 and $483,651 in 2003, 2002, and 2001, respectively.
                  Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging from 0% to 8% per annum.

NOTE 5 -          PROPERTY AND EQUIPMENT

                                                                         December 31,                Estimated
                                                                   2003             2002             Useful Life
                                                                   ----             ----             -----------

                  Computer and office equipment                 $ 2,960,830       $ 2,852,536    3 to 7 years
                  Furniture and fixtures                          1,299,343         1,243,861    7 to 10 years
                  Leasehold improvements                            804,654           802,790    Term of lease
                                                                   --------          --------
                                                                  5,064,827         4,899,187
                  Less:  Accumulated depreciation
                    and amortization                             (4,012,263)       (3,502,295)
                                                                 ----------        ----------
                                                                $ 1,052,564       $ 1,396,892
                                                                 ==========        ==========

                  Depreciation expense was $509,968, $526,816 and $563,685 in 2003, 2002 and 2001, respectively.

NOTE 6 -          LOANS RECEIVABLE - OFFICERS

                                                                                             December 31,
                                                                                        2003            2002
                                                                                        ----            ----

                  Chief Executive Officer (CEO)                                         $    --       $133,368
                  Chief Operating Officer (COO)                                              --         45,568
                                                                                          -----        -------
                                                                                         $   --       $178,936
                                                                                          =====        =======

                  In April 2003, the CEO and COO began repaying their loan balances in bi-weekly installments of $2,576 and $1,630, respectively, with interest at 3% per annum. In December 2003, in connection with the execution of new employment agreements (See Note 23), the board of directors approved bonuses of $200,000 and $50,000 for the CEO and COO, respectively. Both officers applied the after-tax proceeds towards repayment of their loans.

NOTE 7 -          OTHER ASSETS

                                                                                            December 31,
                                                                                        2003            2002
                                                                                        ----            ----

                  Commissions and concessions receivable                              $ 306,442       $ 51,915
                  Deferred financing costs-net                                          303,113         44,082
                  Insurance claim receivable                                            245,000            ---
                  Security deposits                                                     285,129        338,126
                  Prepaid expenses and other                                            521,667        258,704
                                                                                       --------        -------
                                                                                     $1,661,351       $692,827
                                                                                      =========        =======

NOTE 8 -          DEFERRED INCOME

                  In May 2000, FMSC entered into a ten-year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, FMSC received an initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties without recourse to FMSC. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien on all shares.

                  The Company received additional cash advances of $1,250,000 each in November 2001, 2002 and 2003, respectively. All advances have been recorded as deferred income and are being amortized to earnings over the term of the agreement. Amortization of approximately $726,000, $577,000 and $400,000 in 2003, 2002 and 2001, respectively, is included in Other Income. Advances are subject to income taxes in the year of receipt.

NOTE 9 -          ACCRUED EXPENSES

                                                                                           December 31,
                                                                                        2003            2002
                                                                                        ----            ----

                  Accrued litigation costs                                           $1,364,169     $1,154,000
                  Accrued commission refund                                                  --        175,000
                  Accrued payroll                                                       123,886        144,000
                  Accrued professional fees                                              97,254        140,673
                  Other accrued expenses                                                218,664        374,198
                                                                                     ----------     ----------
                                                                                     $1,803,973     $1,987,871
                                                                                      =========      =========

NOTE 10 -         NOTES PAYABLE

                                                                                           December 31,
                                                                                        2003            2002
                                                                                        ----            ----

                  Convertible promissory notes, net of discount                         $  --          $48,057
                                                                                         ====           ======

                  Notes payable consisted of thirty-six monthly non-interest bearing installments of $16,404 through September 2002, plus balloon payments of $112,000,. The balloon payments included interest of $12,000 calculated on the basis of 8% of the balloon amount beginning in month nineteen of the note term. The Company recorded a loan discount on the notes of $64,609, which was amortized over the note terms using the interest method. The notes were convertible into 345,263 common shares of the Company's common stock based on a conversion price of $2.00 per share. In September 2002, the parties agreed to refinance the balloon payments. The amended terms provided for six monthly installments of $16,404 and a final payment in March 2003 of $15,889, including interest at the rate of 8% per annum. The Company's CEO personally guaranteed repayment of the refinanced amounts.

NOTE 11 -         6% CONVERTIBLE DEBENTURES

                  In 2002 and 2003, the Company raised gross proceeds of $1,030,000 and $2,105,000, respectively, in private placements of 6% convertible debentures to accredited investors. The offerings were made in reliance upon the exemption under Sections 4(2) of the Securities Act of 1933 and the provisions of Regulation D. The debentures are convertible into shares of common stock at $.50 per share, subject to adjustment for stock dividends and stock splits, and mature five years from the date of issuance unless previously converted. Interest is payable in cash on a semi-annual basis until maturity or conversion.

                  In the event that the closing bid price of the Company's common stock is 200% of the conversion price for the twenty
                  (20) consecutive trading days prior to the date of notice of conversion or prepayment, the Company may, at its option and only if the underlying shares have been registered, upon thirty (30) days written notice to the holders, demand the conversion of some or all of the debentures, or prepay some or all of the debentures at the following repayment prices: 130% of the principal amount if prepaid from the date of issuance until the first anniversary of the date of issuance; 120% of the principal amount if prepaid anytime thereafter. The debentures contain certain covenants which, among other things, prevent the sale of all or substantially all of the Company's assets without provision for the payment of the debentures from such sales proceeds, and making loans to any executive officers or 5% stockholders. The debentures provide for piggy-back registration rights relating to the underlying shares.

                  FMSC was the Placement Agent for the offerings. Offering costs of approximately $324,000, consisting of the value of warrants issued to selling brokers, commissions and other cash expenses, have been capitalized and are being amortized on a straight-line basis over the respective terms of the debentures.

                  Assuming no prior conversion, the debentures will mature in 2007 and 2008, as follows: 2007 - $1,030,000; 2008 -
                  $2,105,000.

NOTE 12 -         WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various plaintiffs as part of a legal settlement (See Note
                  14). The warrants have been issued in three classes of 250,000 warrants each. Class A warrants have an exercise price of $.40 per share; Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class A warrant holders elect to exercise the remaining warrants in their particular class during the month of June 2004 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

                  In the alternative, the Company may elect or be required to redeem the unexercised warrants for up to $.80 per warrant, or a maximum of $200,000 per class, depending upon the then prevailing market price of the Company's common stock on or about the date of the Required Exercise Event of a particular class. The Company may call a warrant class for redemption if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which the Company receives notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than $1.20. The Company will be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which the Company receives notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled with respect to that class.

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the warrants were initially valued at $441,000 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company will re-measure the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at December 31, 2003 was $479,066. Changes in value are recognized in earnings as interest expense. The Company has agreed to register all shares of common stock underlying the warrants.

NOTE 13 -         INCOME TAXES

                  The provision for income taxes (benefit) consists of the following:

                                                                               Year ended December 31,
                                                                       2003             2002            2001
                                                                       ----             ----            ----

                  Currently payable (refundable):
                    Federal                                          $     --         $(212,300)     $(893,978)
                    State                                              39,000            36,300         11,727
                                                                      -------           -------        -------
                                                                       39,000          (176,000)      (882,251)
                                                                      -------          --------       --------
                  Deferred:
                    Federal                                           425,000           425,000        483,978
                    State                                              35,000            45,000        307,284
                                                                      -------         ---------       --------
                                                                      460,000           470,000        791,262
                                                                      -------          --------       --------
                  Provision for income taxes (benefit)               $499,000         $ 294,000     $  (90,989)
                                                                      =======          ========      =========

                  Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                               Year ended December 31,
                                                                       2003             2002            2001
                                                                       ----             ----            ----

                  Expected federal tax benefit at
                    statutory rate                                $(1,043,000)      $  (926,397)     $(1,802,142)
                  State taxes, net of federal tax effect             (145,000)         (144,958)        (230,898)
                  Non-deductible expenses                              29,000            35,680           65,400
                  Increase in valuation allowance                   1,658,000         1,329,675        1,876,651
                                                                   ----------         ---------        ---------
                  Provision for income taxes (benefit)              $ 499,000       $   294,000     $    (90,989)
                                                                     ========        ==========      ===========

                  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are:

                                                                                  Year ended December 31,
                                                                                2003                  2002
                                                                                ----                  ----
                  Deferred tax assets:
                    Deferred income                                        $ 2,392,000           $ 2,177,729
                    Reserves and allowances                                  1,356,000             1,366,266
                    Tax loss carryforwards                                   1,028,000               258,125
                    Stock-based compensation                                   447,000               261,286
                    Other                                                       70,000                31,725
                                                                           -----------            ----------
                  Subtotal                                                   5,293,000             4,095,131
                  Valuation allowance                                       (5,293,000)           (3,635,131)
                                                                            ----------            ----------
                   Net deferred tax assets                                 $        --           $   460,000
                                                                            ==========           ===========

                  The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the "more likely than not" test under SFAS 109. As such, a valuation allowance has been provided against all deferred tax assets as of December 31, 2003.

                  The Company and its subsidiaries file a consolidated federal tax return and separate state returns. At December 31, 2003, the Company has approximately $2.4 million and $5.0 million of federal and state operating loss carryforwards, respectively, available to offset future taxable income. These losses expire at various dates through 2023.

                  During 2002 and 2003, the Company recovered approximately $904,000 and $212,000, respectively, of federal income taxes through loss carryback refund claims.

                  The Internal Revenue Service is conducting an examination of the Company's income tax return for the year ended December 31, 2000. Management does not expect the outcome to have a material impact on the Company's financial condition, results of operations or cash flows.

NOTE 14 -         COMMITMENTS AND CONTINGENT LIABILITIES

                  Operating Leases

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2006. The lease for the Company's headquarters has a six-year renewal option through 2011. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2003, 2002 and 2001 were approximately $1,192,000, $1,393,000 and $1,254,000, respectively.

                  Future minimum rental commitments under all non-cancelable leases are as follows:

                                Year ending December 31,

                                          2004                                                      $1,103,126
                                          2005                                                         296,302
                                          2006                                                         169,500
                                                                                                    ----------
                                                                                                    $1,568,928
                                                                                                     =========


                  Capital Lease Obligations

                  The Company leases certain equipment under non-cancelable lease agreements, which meet the criteria for capitalization. The cost, accumulated depreciation and net book value of equipment under the capital leases as of December 31, 2003 were $689,086, $431,906, and $257,180.

                  Future minimum lease payments under capital lease obligations at December 31, 2003 are as follows:

                               Year ending December 31,

                                          2004                                                        $114,396
                                          2005                                                          15,711
                                                                                                       -------
                  Total minimum payments                                                               130,107
                  Less amount representing interest                                                     (7,375)
                                                                                                      --------
                  Total principal                                                                     $122,732
                                                                                                       =======

                  Employment agreements

                  In August 2002, the Company's board of directors approved new employment agreements with similar terms for its CEO and its COO. The agreements expire in December 2005 and provide for a base annual salary of $256,218, increasing by 10% per annum on January 1st of each contract year. Each employee will also be entitled participate in a bonus pool, as defined. The agreements also include severance provisions and termination payments arising from a change in control, as defined. These agreements were superceded by new employment contracts in January 2004 (see Note 23).

                  During 2002 and 2003, respectively, each officer waived his rights to approximately $126,000 and $75,000 of base salary.

                  Mutual fund breakpoints

                  The NASD has directed member firms to assess mutual fund transactions executed during the five-year period from 1999 to 2003 for the purpose of determining potential breakpoint commission refunds to customers. Based on its internal review as well as information provided by the NASD, the Company has established a reserve account of $10,000 for customer claims. Management believes, but cannot give assurance, that this amount will be sufficient to cover eventual payouts.

                  Legal matters

                  On July 17, 2003, the Company and FMSC entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares (see Note 12).

                  The Company is currently defending nine additional claims relating to the sale of the high-yield bonds. The claimants seek compensatory damages in excess of $4.3 million plus punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

                  In 2002, the Company filed a claim against one of its competitors for raiding, unfair competition and unfair use of proprietary and confidential information. In 2003, the matter was resolved between the parties with the Company receiving a cash payment from the respondent firm, with specific restrictions on the solicitation, and limitation on the hiring of Company registered representatives and employees for a specific time period. The agreement also requires the payment of liquidated damages by each party in the event of a breach of its terms.

                  During 2001, the Company established a $500,000 reserve against payments previously made to a vendor for the development of applications software, and in 2002 instituted a lawsuit against the vendor. In July 2002, the Company settled the lawsuit upon receipt of a $230,000 cash payment and terminated the software project.

                  The Company is a respondent or co-respondent in various other legal proceedings which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  As of December 31, 2003, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 15 -         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and
                  CONCENTRATION OF CREDIT RISK

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

                  The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities ($69,330 and $-0- at December 31, 2003 and 2002, respectively) and will incur a loss if the market value of the securities increases subsequent to year-end.

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Cash balances held at commercial banks may periodically exceed federal insurance limits.

NOTE 16 -         PENSION PLAN

                  The Company sponsors a defined contribution (401(k)) pension plan covering substantially all employees who meet minimum age and service requirements. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. There were no employer contributions in 2003, 2002 or 2001.

NOTE 17 -         STOCKHOLDERS' EQUITY (DEFICIT)

                  Preferred Stock

                  In 1999, the Company's board of directors designated a Series A Convertible Preferred Stock with the following features:

                  Shares authorized:        625,000
                  Par value:  $.10 per share
                  Dividends: 6% payable quarterly at the rate of $.075 per share until conversion
                  Voting rights:     None
                  Liquidation preference:   $5.00 per share
                  Conversion: Convertible at the option of the holder anytime into two shares of Common Stock at $2.50 per share; automatic conversion once the closing price for the Common Stock is $3.50 or above for 20 consecutive trading days, and the shares are registered for public sale.

                  The Company issued 349,511 Series A shares in a private exchange offering in 1999. As of December 31, 2003, a total of 38,422 preferred shares have been converted into 76,844 shares of common stock.

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at December 31, 2003 were approximately $75,000.

                  The Company is presently authorized to issue 4,375,000 additional shares of Preferred Stock, none of which has been issued at December 31, 2003. The rights and preferences, if any, to be given to these preferred shares will be designated by the board of directors at the time of issuance.

                  Common Stock

                  In connection with a legal settlement in 2003, the Company issued 500,000 shares of common stock to various litigants. The shares were valued at $160,000 based on the quoted market price of the shares on the issuance date. The Company has provided demand registration rights with respect to 250,000 shares and piggy-back registration rights with respect to the remaining 250,000 shares.

                  During 2001 and 2002, respectively, the Company repurchased 236,737 shares for $143,564, and 100,000 shares for $25,016 under a stock repurchase program authorized by the board of directors.

                  During 2002, the holder of 3,000 shares of common stock subject to redemption agreed to sell the shares and provided a general release to the Company. The shares were reclassified from temporary equity to permanent capital at that time.

                  Warrants

                  During 2002 and 2003, the Company issued 103,000 and 210,500 common stock purchase warrants, respectively, to FMSC registered representatives as compensation in connection with the sale of convertible debentures. The Company valued the warrants at $11,382 and $35,977, respectively using the Black-Scholes option pricing method. The warrants are exercisable at $.50 per share for five years from the date of issuance.

                  The Company presently has outstanding 3,072,446 Class C Redeemable Common Stock Purchase Warrants issued in February 1998 in connection with a Rights Offering. The Warrants are exercisable at a price of $7.00 per share and expire in February 2005. Class A and Class B Warrants issued in the Rights Offering expired in February 2003.

                  During 1999, the Company issued 25,000 common stock purchase warrants in connection with a legal settlement. The warrants are exercisable at $1.75 per share for a five-year period. The Company valued the warrants at $27,382 using the Black-Scholes option pricing model.

NOTE 18 -         STOCK OPTION PLANS

                  2002 Stock Incentive Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. The 1992 Plan provided for the granting of options to employees, consultants and registered representatives of the Company, but only options issued to employees qualify for incentive stock option treatment ("ISOs"). Option exercise periods were fixed by the Board of Directors on the grant date but no exercise period could be less than one year nor more than ten years from the date of grant. As of December 31, 2003, a total of 1,195,998 options issued under this plan remain outstanding.

                  The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including ISOs to employees; NQSOs to employees, consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, "Awards"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISOs, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012. As of December 31, 2003, options to purchase a total of 1,003,000 shares were outstanding and 3,997,000 shares remained available for future issuance under the 2002 Plan.

                  2002 Non-Executive Director Stock Option Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The Plan will be administered by the Board of Directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012. As of December 31, 2003, 60,000 options were outstanding under the Non-Executive Director Stock Plan and 80,000 options were outstanding under the 2002 Director Plan.

                  1996 Management Incentive Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Management Incentive Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited

F-21
                  stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006. As of December 31, 2003, options to purchase 1,217,500 shares were outstanding and 2,687,500 shares remained available for future issuance under the plan.

                  A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 2003 is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                      Shares            Prices
                                                                                      ======            ======

                  Options outstanding, December 31, 2000                            4,509,698           $1.84
                       Granted                                                      1,130,000            1.29
                      Canceled                                                       (395,700)           1.69
                                                                                  -----------

                  Options outstanding, December 31, 2001                            5,243,998            1.73
                       Granted                                                        573,000             .55
                       Canceled                                                    (1,744,500)           1.84
                                                                                   ----------

                  Options outstanding, December 31, 2002                            4,072,498            1.52
                        Granted                                                       873,000             .54
                         Canceled                                                  (1,389,000)           1.75
                                                                                   ----------

                  Options outstanding, December 31, 2003                            3,556,498           $1.19
                                                                                   ==========

                  Shares of common stock available for future grant under Company plans totaled 6,684,500 as of December 31, 2003. This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

                  The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Accordingly, compensation is recognized in the consolidated financial statements only for the fair value of options issued to consultants and independent registered representatives. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 2003, 2002 and 2001 totaled $37,156, $2,985 and $33,830, respectively. The weighted-average grant date fair value of options granted during 2003, 2002 and 2001 was $.22, $.08, and $.21, respectively.

                  Additional information as of December 31, 2003 with respect to all outstanding options is as follows:

                                              Options Outstanding                       Options Exercisable
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining         Average                             Average
                                   Number         Contractual        Exercise          Number           Exercise
         Range of prices         Outstanding         Life             Prices         Exercisable         Prices
         ---------------         -----------         ----             ------         -----------         ------

         $0.20 - $0.30             125,000            4.22              $.25               70,000          $.26
         $0.30 - $0.49              95,000            3.50               .41               65,400           .41
         $0.50 - $0.75           1,413,000            3.93               .58              859,623           .63
         $ .83 - $1.09             333,000            2.79               .90              255,100           .87
         $1.44 - $2.16           1,485,498            1.42              1.87            1,183,498          1.87
         $2.38 - $2.75             105,000            2.20              2.53               52,200          2.56

----------------------------------------------------------------------------------------------------------------------------------
         $0.20 - $2.75           3,556,498            2.72             $1.19            2,485,821         $1.27
----------------------------------------------------------------------------------------------------------------------------------

NOTE 19 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial instruments reported in the Company's consolidated statement of financial condition consist of cash, securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 6% convertible debentures, accounts payable and accrued expenses, and capital leases payable, the carrying value of which approximated fair value at December 31, 2003 and 2002. The fair value of the financial instruments disclosed are not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

NOTE 20 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2003, FMSC had net capital of $757,047, which was $344,479 in excess of its required net capital of $412,568. FMSC's ratio of aggregate indebtedness to net capital was 8.17 to 1.

NOTE 21 -         VALUATION ACCOUNT

                                                                            Additions
                                            Balance at     Charged to        charged                       Balance
                                             beginning     costs and        to other                       at end
                                             of period      expenses        accounts      Deductions      of period
                                             ---------      --------        --------      ----------      ---------

Valuation allowance for
Deferred tax assets:
Year ended December 31, 2003                 $3,635,131      $1,657,869        $--            $--        $5,293,000
Year ended December 31, 2002                  2,305,456       1,329,675         --             --         3,635,131
Year ended December 31, 2001                    428,805       1,876,651         --             --         2,305,456

NOTE 22 -         UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                            March 31,            June 30,       September 30,       December 31,
                                               2003                2003             2003                2003
                                               ----                ----             ----                ----

                  Revenues                  $10,956,167         $15,902,470       $15,171,548        $16,196,497
                  Expenses                   11,427,511          17,241,938        15,460,089         17,615,187
                  Net loss                     (471,344)         (1,339,468)         (288,541)        (1,418,690)
                  Net loss applicable
                   to common
                   stockholders                (496,183)         (1,339,468)         (288,541)        (1,418,690)

                  Loss per common share:
                  Net loss applicable
                   to common
                   stockholders - basic
                   and diluted                    (.06)               (.16)            (.03)               (.16)

                  Revenues                  $12,748,468           $12,876,729       $10,738,742      $11,602,805
                  Expenses                   13,044,130            13,849,861        11,243,268       12,789,920
                  Net loss                     (295,662)             (973,132)         (504,526)      (1,187,115)

                  Net loss applicable
                  to common
                  stockholders                 (320,502)             (997,971)         (529,365)      (1,211,884)

                  Loss per common share:

                  Net loss applicable to
                  common stockholders -
                  basic and diluted               (.04)               (.12)            (.06)               (.14)

                  Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share figures in 2003 does not necessarily equal the total computed for the entire year.

NOTE 23 -         SUBSEQUENT EVENTS

                  Employment Agreements

                  Effective in January 2004, the board named William Kurinsky Chief Executive Officer, replacing Herb Kurinsky, who has retained the office of Chairman. The board also named Victor Kurylak President. In connection with these management changes, FMFC entered into new employment agreements with the three executive officers. The agreements provide for annual base salaries of $200,000, $300,000 and $250,000, for the
                  Chairman, CEO and President, respectively, customary fringe benefits, severance, and participation in an executive bonus pool and a corporate finance bonus pool. The executive bonus pool will be equal to 15% of net pre-tax profit, as defined, provided that net pre-tax profit for any bonus year exceeds $500,000. The corporate finance bonus pool will provide for grants of up to 20% of warrants and other securities issued to the Company for investment banking services. In the event of a change of control, as defined, the Chairman and CEO will each be entitled to receive a single cash payment equal to three times the amount of the five-year average of their gross incomes, as well as the automatic vesting of any unvested Company securities granted to them. The agreements have terms of two, five, and three years, respectively, for the Chairman, CEO and President, with a one-year extension provision. The agreements also provide for the following restricted stock and option grants:

                  Chairman: 375,000 restricted shares of common stock vesting one-third in three, six and nine months, respectively, from the grant date.

                  CEO: 375,000 restricted shares of common stock vesting one-third in three, six and nine months, respectively, from the grant date.

                  President: 250,000 restricted shares of common stock vesting one-third on each of the next three grant date anniversaries; 250,000 stock options exercisable at $.50 per share and 250,000 stock options exercisable at $.75 per share, vesting one-third on each of the next three grant date anniversaries.

                                                              Exhibit 10.13

                              EMPLOYMENT AGREEMENT

     AGREEMENT made as of the 1st day of January, 2004 by and between Herbert Kurinsky, residing at 16 Barberry Drive, Ocean, New Jersey 07712 (hereinafter referred to as the "Employee") and First Montauk Financial Corp., a New Jersey corporation with principal offices Parkway 109, Red Bank, New Jersey 07701 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company, through its wholly owned subsidiary First Montauk Securities Corp, is engaged in the investment banking and general securities business as a registered broker-dealer; and

     WHEREAS, the Company desires to continue the employment of the Employee for the purpose of securing for the Company the experience, ability and services of the Employee; and

     WHEREAS, the Employee desires to continue to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior oral and written employment agreements, and term sheets and letters between the Company, its subsidiaries and/or predecessors and Employee;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:


                                    ARTICLE I
                                   DEFINITIONS

     1.1 Accrued Compensation. "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as defined below) but not paid as of the Termination Date, including (i) Base Salary, (ii) reimbursement for business expenses incurred by the Employee on behalf of the Company, pursuant to the Company's expense reimbursement policy in effect at such time, (iii) car allowance, (iv) vacation pay, (v) Gross Up Payments, and (vi) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as defined below)).

     1.2 BASE AMOUNT. "Base Amount" shall mean the greater of the Employee's annual base compensation (a) at the rate in effect on the Termination Date or
(b) at the highest rate in effect at any time during the ninety (90) day period prior to the Termination Date or a Change in Control, and shall include all amounts of his base compensation that are reported as income; provided however, Base Amount shall not include the Bonus Amount or any other payment contingent on performance.

     1.3 BONUS AMOUNT. "Bonus Amount" shall mean the greater of the most recent annual bonus paid or payable to the Employee, or, if greater, the annual bonus paid or payable for the full fiscal year ended prior to the fiscal year during which a Termination Date or a Change in Control occurred.

     1.4 CAUSE. "Cause"shall mean if the Employee has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Employee (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the assignment of duties that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed
substantially  to  perform,   or  (b)  intentionally   and  continually   failed
substantially to follow or perform the lawful directives of the Board of Directors (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the establishment of directives that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after written notice of demand for compliance or substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform or comply. No act, nor failure to act, on the Employee's part, shall be considered "intentional," unless the Employee has acted, or failed to act, with a lack of good faith or with a lack of reasonable belief that the Employee's action or failure to act was in the best interest of the Company.

     1.5 CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

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

     (ii)Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because a Person (the "Subject Person") gained Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered and defined as a member of the Incumbent Board; and provided, further, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

     (c) Approval by stockholders of the Company of:

     (1) A merger, consolidation or reorganization involving the Company, unless

     (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty-five percent (85%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

     (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

     (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary) has Beneficial Ownership of twenty percent (20%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, a transaction described in clauses (i) through (iii) shall herein be referred to as a "Non-Control Transaction"; or

     (2) An agreement for the sale or other disposition of all or substantially all of the assets of the Company, or of a significant subsidiary, to any Person, other than a transfer to a Subsidiary, in one transaction or a series of related transactions. For purposes of this subparagraph 1.5 (c) (2), "significant subsidiary " shall mean any subsidiary or business division of the Company which accounts for more than 40% of the Company's income, revenue or gross profits.

     (3) The stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company.

     (d) Notwithstanding anything contained in this Agreement to the contrary, if the Employee's employment is terminated prior to a Change in Control and the Employee reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control, then for all purposes of this Agreement, the date of a Change in Control with respect to the Employee shall mean the date immediately prior to the date of such termination of the Employee's employment.

     1.6 COMPANY. For purposes of this Agreement, "Company" shall mean First Montauk Financial Corp, its subsidiaries, and shall include its "Successors and Assigns" (as defined below).

     1.7 CONTINUATION BENEFITS. "Continuation Benefits" shall be the continuation for a period of eighteen (18) months from the Termination Date (the "Continuation Period") at the Company's expense on behalf of the Employee and his dependents and beneficiaries, of the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Employee at any time during the ninety (90) day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided during the Continuation Period shall be no less favorable to the Employee, and his dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that if the Employee obtains any such benefits pursuant to a subsequent employer's benefit plans, the Company may reduce the coverage of any benefits it is required to provide the Employee hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Employee than the coverages and benefits required to be provided hereunder. In the event any amounts attributable to these Continuation Benefits are includible in the gross income of the Employee for federal income tax purposes, the Company shall, in addition to the benefits set forth above, pay the Employee a Gross Up Payment on the amount so includible in Employee's gross income. Notwithstanding the foregoing, in lieu of providing the foregoing benefits, the Company may pay the Employee an amount equal to the cost to the Employee of obtaining comparable Continuation Benefits plus a Gross Up Payment with respect to such amount. This definition of Continuation Benefits shall not be interpreted so as to limit any benefits to which the Employee, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Employee's termination of employment, including, without limitation, retiree medical and life insurance benefits.

     1.8 DISABILITY. A physical or mental infirmity which impairs the Employee's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days, and the Employee has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as defined below).

     1.9 GOOD REASON. (a) "Good Reason" shall mean:

                  (i) the occurrence of a Change in Control;

     (ii) a change in the Employee's status, title, position or responsibilities (including reporting responsibilities) which, in the Employee's reasonable judgment, represents an adverse change from his status, title, position or responsibilities; the assignment to the Employee of any duties or responsibilities which, in the Employee's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the Employee from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Employee other than for Good Reason; (iii) a reduction in the Employees base salary or any failure to pay the Employee any compensation or benefits to which he or she is entitled within five (5) days of the date due; (iv) the Company's requiring the Employee to be based at any place outside a 30-mile radius from Red Bank, New Jersey, except for reasonably required travel on the Company's business which is not materially greater than such travel generally required for such Employee; (v) the failure by the Company to continue in effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the Employee was participating, unless such plan is replaced with a plan that provides at least substantially equivalent compensation or benefits to the Employee;

     (vi) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within sixty (60) days; (vii) any material breach by the Company of any provision of this Agreement which is not cured within thirty (30) days after notice to the Company by the Employee specifying the breach; (viii) any purported termination of the Employee's employment for Cause by the Company which is inconsistent with the terms of Section 1.4 and the other applicable provisions of this Agreement; or (ix) the failure of the Company to obtain an agreement, satisfactory to the Employee, from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 15.3 hereof; or

     (b) The  Employee's  right to  terminate  his  employment  pursuant to this
Section 1.9 shall not be affected by his incapacity due to physical or mental illness.

     1.10 GROSS UP PAYMENT. With respect to any amount includible in the Employee's gross income for federal income tax purposes (the "Taxable Benefit"), an amount in cash equal to (i) the product of the Highest Marginal Income Tax Rate and the Taxable Benefit, (ii) divided by one minus the Highest Marginal Income Tax Rate. The Highest Marginal Income Tax Rate shall mean the sum of the highest marginal combined local, state and federal personal income tax rates (including tax rates associated with any state unemployment compensation tax, any tax imposed under the Federal Insurance Contributions Act, any excise tax or surtax, and any other tax on income based on the Company's employment of the Employee), as in effect for the calendar year in which the Taxable Benefit is includible in the gross income of the Employee for federal income tax purposes. The Gross Up Payment shall be paid within ten (10) days of the payment or realization for federal income tax purposes of the Taxable Benefit.

     1.11 NOTICE OF TERMINATION. "Notice of Termination" shall mean a written notice from the Company of termination of the Employee's employment which indicates the specific termination provision in this Agreement relied upon, if any, and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated.

     1.12  OUTPLACEMENT  SERVICES.   "Outplacement   Services"  shall  mean  all
reasonable costs and expenses associated with the engagement of an executive outplacement firm to provide executive outplacement services to the Employee.

     1.13 PRO RATA BONUS. "Pro Rata Bonus" shall mean an amount equal to the greater of (i) the Bonus Amount or (ii) an amount equal to the bonus objective or target established by the Board for the Employee for the fiscal year in which the termination occurs multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     1.14 SEVERANCE PAYMENT. Severance Payment shall mean a lump sum cash payment equal to twelve (12) months Base Amount.

     1.15 SUCCESSORS AND ASSIGNS. "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     1.16 TERMINATION DATE. "Termination Date" shall mean in the case of the Employee's death, his date of death; in the case of Good Reason, the last day of his employment; and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Employee's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Employee, and provided further that in the case of Disability, the Employee shall not have returned to the full-time performance of his duties during such period of at least 30 days.

                                   ARTICLE II
                                   EMPLOYMENT

     2.1 Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as Chairman of the Board. In this capacity, Employee will report to the Board of Directors.

                                   ARTICLE III
                                     DUTIES

     3.1 The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions as he may be called upon to perform by the Company's Board of Directors during the term of this Agreement, consistent with his position as Chairman of the Board.

     3.2 The Employee agrees to use his best efforts in the promotion and advancement of the Company and its welfare and business. Employee agrees to devote his primary professional time to the business of the Company as Employee deems reasonably necessary; provided, however, that the Company acknowledges that Employee shall be entitled to pursue unrelated personal business ventures that do not materially conflict with the performance of Employee's duties to the Company. 3. 3 Employee shall be based in the Red Bank New Jersey area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE IV
                                  COMPENSATION

     4.1 During the term of this Agreement, Employee shall be compensated initially at the rate of $200,000 per annum, subject to such increases, if any, as determined by the Board of Directors, or if the Board so designates, the Compensation Committee, in its discretion, at the commencement of each of the Company's fiscal years during the term of this Agreement (the "Base Salary"). The Base Salary shall be paid to the Employee in accordance with the Company's regular executive payroll periods.

     4.2 Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each December 31 by the Compensation Committee of the Board of Directors based upon the prior fiscal year end and shall consist of a portion of an "Executive Bonus Pool." The Executive Bonus Pool shall be equal to fifteen (15%) percent of the net pre-tax profit of the Company as determined by the Company's independent auditors, no later than 90 days following the end of the Company's fiscal year, excluding any expense deduction attributed to such Executive Bonus Pool (the "Net Pre-Tax Profit"); provided that, in the event the Net Pre-Tax Profit of the Company for any fiscal year is less than $500,000, no Executive Bonus Pool shall be established or Bonus paid by the Company to the Employee pursuant to this subparagraph 4.2. Such determination, for purposes of this Section 4.2 only, shall be made in accordance with generally accepted accounting principles, as modified by these resolutions.

     4.3 Employee shall also be entitled to receive brokerage commissions on in accordance with the commission schedule in effect for other non-affiliate brokers employed by the Company.

     4.4 Employee shall be eligible to purchase from the Company, at Employees sole discretion, a portion of the securities contributed to the "Corporate Finance Bonus Pool" upon the same price, terms and conditions afforded to First Montauk Securities Corp. The Corporate Finance Bonus Pool shall consist of up to 20% of all underwriter's warrants, placement agent warrants and/or other securities granted to First Montauk Securities Corp., in connection with its service as an underwriter, placement agent or investment banker. The amount Employee shall be entitled to purchase shall be determined by the Compensation Committee of the Board of Directors on a transaction by transaction basis.

     4.5 The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

     4.6 Employee may receive such other additional compensation as may be determined from time to time by the Board of Directors including bonuses and other long term compensation plans. Nothing herein shall be deemed or construed to require the Board to award any bonus or additional compensation.

                                    ARTICLE V
                                    BENEFITS

     5.1 During the term hereof, the Company shall provide Employee with the following benefits (the "Benefits"): (i) group health care and insurance benefits as generally made available to the Company's senior management; (ii) such other insurance benefits obtained by the Company and made generally available to the Company's senior management; (iii) the Company shall provide the Employee with an automobile suitable for his position, equipped with a mobile telephone, or at Employee's option, an appropriate automobile allowance, and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports; and (iv) reimbursement, upon presentation of appropriate vouchers, for all reasonable business expenses incurred by Employee on behalf of the Company upon presentation of suitable documentation.

     5.2 In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     5.3 For the term of this Agreement, Employee shall be entitled to paid vacation at the rate of four (4) weeks per annum.

                                   ARTICLE VI
                                 NON-DISCLOSURE

     6.1 The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, marketing, brokerage accounts, corporate finance transactions and clients, products and services, accounting, insurance business and personnel of the Company and its subsidiaries, including information relating to any customer of the Company, or any other nonpublic business information of the Company and/or its subsidiaries learned as a consequence of Employee's employment with the Company (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. Trade secrets and confidential information shall cease to be trade secrets or confidential information, as applicable, at such time as such information becomes public other than through disclosure, directly or indirectly, by Employee in violation of this Agreement.

     6.2 If Employee is requested or required (by oral questions, interrogatories, requests for information or document subpoenas, civil investigative demands, or similar process) to disclose any Proprietary Information, Employee shall, unless prohibited by law, promptly notify the Company of such request(s) so that the Company may seek an appropriate protective order.

                                   ARTICLE VII
                              RESTRICTIVE COVENANT

     7.1 In the event of the voluntary termination of employment with the Company prior to the expiration of the term hereof, or Employee's discharge in accordance with Article IX, or the expiration of the term hereof without renewal, Employee agrees that he will not, during the term hereof and for a period of one (1) year following termination of employment for any reason, directly or indirectly, solicit brokers, or employees of the Company, or any sister or subsidiary of the Company for employment with any other entity, or
(ii) solicit or accept (a) any corporate finance client relating to a transaction, pending or proposed, involving a public offering, private placement, or merger and acquisition advisory services, (b) research project which was under consideration or pending at the time of Employee's termination, or (c) any brokerage client of the Company.

     7.2 If any court shall hold that the duration of non-competition or any other restriction contained in this Article VII is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or, in the alternative, such judicially substituted term may be substituted therefor.

                                  ARTICLE VIII
                                      TERM

     8.1 This Agreement shall be for a term (the "Initial Term") commencing on January 1, 2004 (the "Commencement Date") and terminating on December 31, 2006 (the "Expiration Date"), and renewable as provided for herein, for one additional period of one year.

     8.2 The Company agrees to notify Employee in writing of its intent to negotiate an extension of this Agreement six months prior to the expiration of the original term hereof. If the Company fails to so notify Employee, or after having timely notified Employee of its intention to extend, fails to reach agreement with Employee on the terms of such extension, this agreement shall be renewable, at the option of the Employee, for an additional period of one year from the expiration of the original term, except that the Employee's base salary shall be increased 10% above the prior year, and Employee shall be entitled to stock options equivalent to one-third of the options granted during the initial term of this agreement on comparable terms and conditions. If the Company elects not to seek to negotiate an extension and has so timely notified Employee, then the Company shall pay Employee, upon the expiration of the original term of this Agreement, the Severance Payment.

                                   ARTICLE IX
                                   TERMINATION

     9.1 The Company may terminate this Agreement by giving a Notice of Termination to the Employee in accordance with this Agreement:

                a. For Disability;

                b. For Cause.

                c. Without Cause.

     9.2 Employee may terminate this Agreement by giving a Notice of Termination to the Company in accordance with this Agreement, at any time, with or without good reason.

     9.3 If the Employee's employment with the Company shall be terminated, the Company shall pay and/or provide to the Employee the following compensation and benefits in lieu of any other compensation or benefits arising under this Agreement or otherwise:

a. if the Employee was terminated by the Company for Cause, or the Employee terminates without Good Reason, the Accrued Compensation;

b. if the Employee was terminated by the Company for Disability, the Accrued Compensation, a Pro Rata Bonus, the Severance Payment and the Continuation Benefits, less all disability insurance payments which Employee may receive from insurance policies provided by the Company; or

c. if termination was due to the Employee's death, the Accrued Compensation; and Employee's pro rata bonus for the fiscal year in which the date of death occurred; or

d. if termination was by the Employee other than for Good Reason, the Company shall pay to the Employee the Accrued Compensation.

e. If the Employee's employment with the Company shall be terminated for any reason other than as specified in Section 9.3 (a-d), in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay and/or provide to the Employee each and all of the following compensation and benefits:

     (i) all Accrued Compensation;

     (ii) a Pro-Rata Bonus;

     (iii) the Employee's Base Amount, for the period from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (iv) a bonus payment equal to one-twelfth (1/12) of the Bonus Amount times the number of months remaining from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (v) The Severance Payment;

     (vi) The Continuation Benefits;

     (vii) Any Gross Up Payments to which the Employee would have been entitled from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date; and

     (viii) The Outplacement Services.

     9.4 In the event the Employee's employment is terminated for any reason other than as specified in Section 9.3 (a-d), the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     9.5 The amounts payable under this Section 9, shall be paid as follows:

     (a) Accrued Compensation shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     (b) The Pro-Rata Bonus shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (c) If the Continuation Benefits are paid in cash, the payments shall be made within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (d) The Severance Payment shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (e) The amounts provided for in Sections 9.3(e)(iii) and (iv), shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     9.6 The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment except as provided in Section 1.7.

     9.7 Employee's employment and the Employment Agreement may be terminated by the Company or by the Employee, in accordance with this Agreement, by service of a Notice of Termination. For purposes of this Agreement, no such purported termination shall be effective without service of a Notice of Termination.

                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

     10.1 This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements, letters and understandings between the parties, whether oral or written prior to the effective date of this Agreement.

                                   ARTICLE XI
                             RESTRICTED STOCK GRANTS

     11.1 As an inducement to Employee to enter into this Agreement, the Company hereby grants to Employee 375,000 restricted shares of the Company's Common Stock, $.001 par value.

     11.2 Subject to the terms and conditions of the Company's 1996 Senior Management Incentive Plan (the "Plan"), the Employee is hereby granted 375,000 restricted shares of the Company's Common Stock, $.001 par value (the "Shares") .. One-third of such Shares shall vest one year after the date of this Agreement, one-third of such Shares shall vest two years after the date of this Agreement, and one- third of such Shares shall vest three years after the date of this Agreement. If Employee renders continuous service to the Company from the date hereof to a vesting date, on each such vesting date the Company shall deliver to Employee such number of shares of Common Stock as shall vest on such date. Notwithstanding the foregoing, in the event Employee's employment is terminated due to Death or Disability, all Restricted Share Awards shall immediately vest and all such Shares shall delivered to the Employee, or Employee's estate.

                                   ARTICLE XII
                           EXTRAORDINARY TRANSACTIONS

     12.1 In the event of a Change of Control as described in Sections 1.5(a) and (b), the Company shall provide notice to the Employee within ten (10) days of the date the Company has notice of such Change of Control transaction. If the Employee provides notice in writing to the Company, within ninety (90) days after the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective thirty (30) days after the date of such notice, in addition to the benefits provided elsewhere in this Agreement, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (a) The Company shall pay the Employee as additional severance, in a single payment, an amount in cash equal to three times the amount of the five year average of the gross income of the Employee, as reported by the Company for federal income tax purposes or, at the option of the Employee, credit such amount against the exercise price of Employee's employee stock options; and

     (b) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     12.2 Notwithstanding the provisions of Article IX to the contrary, in the event the Employee's employment is terminated for any reason within twenty-four
(24) months of a Change of Control, the amounts provided for in Article IX, including the Continuation Benefits, if the Continuation Benefits are paid in cash, and the amounts payable under Section 12.1 shall be paid in a single lump sum cash payment within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     12.3 In the event of a Change of Control as described in Section 1.5(c), the Company shall provide thirty (30) days prior written notice to the Employee of the anticipated closing date of such Change of Control transaction. If the Employee provides notice in writing to the Company, at least five (5) days prior to the closing date specified in the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective on the closing date, there shall be paid to the Employee in a single lump sum, cash payment simultaneously with the closing of such Change of Control transaction, the amounts provided for in this Article XII, including the Continuation Benefits, if the Continuation Benefits are paid in cash. Upon the closing of such Change of Control Transaction and the payment of the amounts due Employee under this Agreement, Employee's employment, and the Employment Agreement shall be deemed terminated for Good Reason.


                                  ARTICLE XIII
                           EXCISE TAX GROSS UP PAYMENT

     13.1 The Company and the Employee acknowledge that the payments and benefits provided under this Agreement, and benefits provided to, or for the benefit of, the Employee under other Company plans and agreements (such payments or benefits are collectively referred to as the "Payments") are subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Payments, the Company shall pay to the Employee within five (5) business days of Payment subject to the Excise Tax, a gross up payment (the "Gross Up Payment") equal to the amount which, after the deduction of any applicable Federal, State and Local income taxes attributable to the Gross Up Payment, is equal to the Excise Tax including the Excise Tax attributable to the Gross Up Payment.

     13.2 The Company shall pay to the applicable government taxing authorities, as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

     13.3 If it is established pursuant to a determination of a court, or an Internal Revenue Service (the "IRS") decision, action or proceeding, that there has been an underpayment of the Excise Tax (an "Underpayment"), the Company shall pay to the Employee within thirty (30) days of such determination or resolution, the amount which, after the deduction of any applicable federal, state and local income taxes, including the Excise Tax, is equal to the Underpayment, plus applicable interest and penalties until the date of payment.

     13.4 The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to non-payment of Excise Tax, including the amount of such tax and any and all costs, interest, expenses, penalties associated with the non-payment of such tax to the fullest extent permitted by law.

                                   ARTICLE XIX
               ARBITRATION AND INDEMNIFICATION; FEES AND EXPENSES

     14.1 Any dispute arising out of the interpretation, application, and/or performance of this Agreement with the sole exception of any claim, breach, or violation arising under Articles VI or VII hereof shall be settled through final and binding arbitration before a panel of arbitrators in accordance with the rules of the National Association of Securities Dealers (the "NASD"). Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties before a single arbitrator in the State of New Jersey in accordance with the Rules of the American Arbitration Association. The arbitrators shall be selected by the NASD. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

     14.2 The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to his employment by the Company at any time asserted, at any place asserted, to the fullest extent permitted by law, except for claims based on Employee's fraud, deceit or wilfulness. The Company shall maintain such insurance as is necessary and reasonable to protect the Employee from any and all claims arising from or in connection with his employment by the Company during the term of Employee's employment with the Company and for a period of six (6) years after the date of termination of employment for any reason. The provisions of this Section 12.2 are in addition to and not in lieu of any indemnification, defense or other benefit to which Employee may be entitled by statute, regulation, common law or otherwise.

     14.3 The Company shall pay all reasonable legal fees and related expenses (including the costs of arbitrators, experts, evidence and counsel) incurred by, the Employee as they become due as a result of (a) the Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) in violation of this Agreement, or (b) the Employee seeking to obtain or enforce any right or benefit provided by this Agreement.

                                   ARTICLE XV
                          SUCCESSORS: BINDING AGREEMENT

     15.1 This Agreement shall be binding upon and shall inure to the benefit of the Company, and its Successors and Assigns, and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

     15.2 Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Employee, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal representative.

     15.3 In the event that a Division (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to or in connection with a Change in Control and the Employee accepts employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform, the Company's obligations under this Agreement, in the same manner, and to the same extent, that the Company would be required to perform if no such acquisition or purchase had taken place.

                                   ARTICLE XVI
         OTHER CONTRACTUAL RIGHTS; NON-EXCLUSIVITY; SETTLEMENT OF CLAIMS


     16.1 The provisions of this Agreement, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Employee's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

     16.2 Nothing in this Agreement shall prevent or limit the Employee's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Employee may qualify, nor shall anything herein limit or reduce such rights as the Employee may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     16.3 The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Employee or others.

                                  ARTICLE XVII
                                  SEVERABILITY

     17.1 If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XVIII
                                     NOTICE

     18.1 For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph . All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.


     18.2 The current addresses of the parties are as follows:

                IF TO THE COMPANY:      First Montauk Financial Corp.
                                        Parkway 109 Office Center
                                        328 Newman Springs Road
                                        Red Bank, New Jersey 07701
                                        Att. Chief Counsel

                With a copy to:         Victor J. DiGioia, Esq.
                                        Goldstein & DiGioia, LLP
                                        45 Broadway
                                        New York, NY 10006

                IF TO THE EMPLOYEE:     Herbert Kurinsky
                                        16 Barberry Drive,
                                        Ocean,  New Jersey 07712

                                   ARTICLE XIX
                                     WAIVER

     19.1 The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XX
                                  GOVERNING LAW

     20.1 This Agreement has been negotiated and executed in the State of New Jersey which shall govern its construction and validity.

                                   ARTICLE XXI
                                  JURISDICTION

     21.1 Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of New Jersey, and Employee and the Company each hereby consent to the jurisdiction of any local, state, or federal court located within the State of New Jersey.

                                  ARTICLE XXII
                                ENTIRE AGREEMENT

     22.1 This Agreement contains the entire agreement between the parties hereto. No change, addition, or amendment shall be made hereto, except by written agreement signed by the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                                            FIRST MONTAUK FINANCIAL CORP..



                                            By:_________________________________




                                            ------------------------------------
                                                     Herbert Kurinsky
                                                     Employee

                                                              Exhibit 10.14



                             EMPLOYMENT AGREEMENT


     AGREEMENT made as of the 1st day of January, 2004 by and between William J. Kurinsky, residing at 4 Cotswold Circle, Ocean, New Jersey 07712 (hereinafter referred to as the "Employee") and First Montauk Financial Corp., a New Jersey corporation with principal offices Parkway 109, Red Bank, New Jersey 07701 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company, through its wholly owned subsidiary First Montauk Securities Corp, is engaged in the investment banking and general securities business as a registered broker-dealer; and

     WHEREAS, the Company desires to continue the employment of the Employee for the purpose of securing for the Company the experience, ability and services of the Employee; and

     WHEREAS, the Employee desires to continue to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior oral and written employment agreements, and term sheets and letters between the Company, its subsidiaries and/or predecessors and Employee;

     NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:


                                    ARTICLE I
                                   DEFINITIONS

     1.1 Accrued Compensation. "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as defined below) but not paid as of the Termination Date, including (i) Base Salary, (ii) reimbursement for business expenses incurred by the Employee on behalf of the Company, pursuant to the Company's expense reimbursement policy in effect at such time, (iii) car allowance, (iv) vacation pay, (v) Gross Up Payments, and (vi) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as defined below)).

     1.2 BASE AMOUNT. "Base Amount" shall mean the greater of the Employee's annual base compensation (a) at the rate in effect on the Termination Date or
(b) at the highest rate in effect at any time during the ninety (90) day period prior to the Termination Date or a Change in Control, and shall include all amounts of his base compensation that are reported as income; provided however, Base Amount shall not include the Bonus Amount or any other payment contingent on performance.

     1.3 BONUS AMOUNT. "Bonus Amount" shall mean the greater of the most recent annual bonus paid or payable to the Employee, or, if greater, the annual bonus paid or payable for the full fiscal year ended prior to the fiscal year during which a Termination Date or a Change in Control occurred.

     1.4 CAUSE. "Cause"shall mean if the Employee has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Employee (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the assignment of duties that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after a written notice of demand for substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed
substantially  to  perform,   or  (b)  intentionally   and  continually   failed
substantially to follow or perform the lawful directives of the Board of Directors (other than a failure resulting from the Employee's incapacity due to physical or mental illness or from the establishment of directives that would constitute "Good Reason"), which failure continued for a period of at least thirty (30) days after written notice of demand for compliance or substantial performance has been delivered to the Employee, specifying the manner in which the Employee has failed substantially to perform or comply. No act, nor failure to act, on the Employee's part, shall be considered "intentional," unless the Employee has acted, or failed to act, with a lack of good faith or with a lack of reasonable belief that the Employee's action or failure to act was in the best interest of the Company.

     1.5 CHANGE IN CONTROL. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

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

     (ii)Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because a Person (the "Subject Person") gained Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

     (b) The individuals who, as of the date this Agreement is approved by the Board, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered and defined as a member of the Incumbent Board; and provided, further, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

         (c) Approval by stockholders of the Company of:

     (1) A merger, consolidation or reorganization involving the Company, unless

     (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least eighty-five percent (85%) of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,

     (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

     (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary) has Beneficial Ownership of twenty percent (20%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, a transaction described in clauses (i) through (iii) shall herein be referred to as a "Non-Control Transaction"; or

     (2) An agreement for the sale or other disposition of all or substantially all of the assets of the Company, or of a significant subsidiary, to any Person, other than a transfer to a Subsidiary, in one transaction or a series of related transactions. For purposes of this subparagraph 1.5 (c) (2), "significant subsidiary " shall mean any subsidiary or business division of the Company which accounts for more than 40% of the Company's income, revenue or gross profits.

     (3) The stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company.

     (d) Notwithstanding anything contained in this Agreement to the contrary, if the Employee's employment is terminated prior to a Change in Control and the Employee reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control, then for all purposes of this Agreement, the date of a Change in Control with respect to the Employee shall mean the date immediately prior to the date of such termination of the Employee's employment.

     1.6 COMPANY. For purposes of this Agreement, "Company" shall mean First Montauk Financial Corp, its subsidiaries, and shall include its "Successors and Assigns" (as defined below).

     1.7 CONTINUATION BENEFITS. "Continuation Benefits" shall be the continuation for a period of eighteen (18) months from the Termination Date (the "Continuation Period") at the Company's expense on behalf of the Employee and his dependents and beneficiaries, of the life insurance, disability, medical, dental and hospitalization benefits provided (x) to the Employee at any time during the ninety (90) day period prior to the Change in Control or at any time thereafter or (y) to other similarly situated executives who continue in the employ of the Company during the Continuation Period. The coverage and benefits (including deductibles and costs) provided during the Continuation Period shall be no less favorable to the Employee, and his dependents and beneficiaries, than the most favorable of such coverages and benefits during any of the periods referred to in clauses (x) and (y) above. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that if the Employee obtains any such benefits pursuant to a subsequent employer's benefit plans, the Company may reduce the coverage of any benefits it is required to provide the Employee hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Employee than the coverages and benefits required to be provided hereunder. In the event any amounts attributable to these Continuation Benefits are includible in the gross income of the Employee for federal income tax purposes, the Company shall, in addition to the benefits set forth above, pay the Employee a Gross Up Payment on the amount so includible in Employee's gross income. Notwithstanding the foregoing, in lieu of providing the foregoing benefits, the Company may pay the Employee an amount equal to the cost to the Employee of obtaining comparable Continuation Benefits plus a Gross Up Payment with respect to such amount. This definition of Continuation Benefits shall not be interpreted so as to limit any benefits to which the Employee, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Employee's termination of employment, including, without limitation, retiree medical and life insurance benefits.

     1.8 DISABILITY. A physical or mental infirmity which impairs the Employee's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days, and the Employee has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as defined below).

     1.9 GOOD REASON. (a) "Good Reason" shall mean:

     (i) the occurrence of a Change in Control;

     (ii) a change in the Employee's status, title, position or responsibilities (including reporting responsibilities) which, in the Employee's reasonable judgment, represents an adverse change from his status, title, position or responsibilities; the assignment to the Employee of any duties or responsibilities which, in the Employee's reasonable judgment, are inconsistent with his status, title, position or responsibilities; or any removal of the Employee from or failure to reappoint or reelect him to any of such offices or positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death or by the Employee other than for Good Reason;

     (iii) a reduction in the Employees base salary or any failure to pay the Employee any compensation or benefits to which he or she is entitled within five
(5) days of the date due;

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

     (viii) any purported termination of the Employee's employment for Cause by the Company which is inconsistent with the terms of Section 1.4 and the other applicable provisions of this Agreement; or

     (ix) the failure of the Company to obtain an agreement, satisfactory to the Employee, from any Successors and Assigns to assume and agree to perform this Agreement, as contemplated in Section 15.3 hereof; or

     (b) The  Employee's  right to  terminate  his  employment  pursuant to this
Section 1.9 shall not be affected by his incapacity due to physical or mental illness.

     1.10 GROSS UP PAYMENT. With respect to any amount includible in the Employee's gross income for federal income tax purposes (the "Taxable Benefit"), an amount in cash equal to (i) the product of the Highest Marginal Income Tax Rate and the Taxable Benefit, (ii) divided by one minus the Highest Marginal Income Tax Rate. The Highest Marginal Income Tax Rate shall mean the sum of the highest marginal combined local, state and federal personal income tax rates (including tax rates associated with any state unemployment compensation tax, any tax imposed under the Federal Insurance Contributions Act, any excise tax or surtax, and any other tax on income based on the Company's employment of the Employee), as in effect for the calendar year in which the Taxable Benefit is includible in the gross income of the Employee for federal income tax purposes. The Gross Up Payment shall be paid within ten (10) days of the payment or realization for federal income tax purposes of the Taxable Benefit.

     1.11 NOTICE OF TERMINATION. "Notice of Termination" shall mean a written notice from the Company of termination of the Employee's employment which indicates the specific termination provision in this Agreement relied upon, if any, and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated.

     1.12  OUTPLACEMENT  SERVICES.   "Outplacement   Services"  shall  mean  all
reasonable costs and expenses associated with the engagement of an executive outplacement firm to provide executive outplacement services to the Employee.

     1.13 PRO RATA BONUS. "Pro Rata Bonus" shall mean an amount equal to the greater of (i) the Bonus Amount or (ii) an amount equal to the bonus objective or target established by the Board for the Employee for the fiscal year in which the termination occurs multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     1.14 SEVERANCE PAYMENT. Severance Payment shall mean a lump sum cash payment equal to twelve (12) months Base Amount.

     1.15 SUCCESSORS AND ASSIGNS. "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     1.16 TERMINATION DATE. "Termination Date" shall mean in the case of the Employee's death, his date of death; in the case of Good Reason, the last day of his employment; and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Employee's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least 30 days from the date the Notice of Termination is given to the Employee, and provided further that in the case of Disability, the Employee shall not have returned to the full-time performance of his duties during such period of at least 30 days.

                                   ARTICLE II
                                   EMPLOYMENT

     2.1 Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as Vice-Chairman of the Board and Chief Executive Officer. In this capacity, Employee will report to the Chairman of the Board and the Board of Directors.

                                   ARTICLE III
                                     DUTIES

     3.1 The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Company's Board of Directors, perform such duties and functions as he may be called upon to perform by the Chairman and the Company's Board of Directors during the term of this Agreement, consistent with his position as Vice-Chairman of the Board and Chief Executive Officer.

     3.2 The Employee agrees to use his best efforts in the promotion and advancement of the Company and its welfare and business. Employee agrees to devote his primary professional time to the business of the Company as Employee deems reasonably necessary; provided, however, that the Company acknowledges that Employee shall be entitled to pursue unrelated personal business ventures that do not materially conflict with the performance of Employee's duties to the Company.

     3. 3 Employee shall be based in the Red Bank New Jersey area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.

                                   ARTICLE IV
                                  COMPENSATION

     4.1 During the term of this Agreement, Employee shall be compensated initially at the rate of $300,000 per annum, subject to such increases, if any, as determined by the Board of Directors, or if the Board so designates, the Compensation Committee, in its discretion, at the commencement of each of the Company's fiscal years during the term of this Agreement (the "Base Salary"). The Base Salary shall be paid to the Employee in accordance with the Company's regular executive payroll periods.

     4.2 Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each December 31 by the Compensation Committee of the Board of Directors based upon the prior fiscal year end and shall consist of a portion of an "Executive Bonus Pool." The Executive Bonus Pool shall be equal to fifteen (15%) percent of the net pre-tax profit of the Company as determined by the Company's independent auditors, no later than 90 days following the end of the Company's fiscal year, excluding any expense deduction attributed to such Executive Bonus Pool (the "Net Pre-Tax Profit"); provided that, in the event the Net Pre-Tax Profit of the Company for any fiscal year is less than $500,000, no Executive Bonus Pool shall be established or Bonus paid by the Company to the Employee pursuant to this subparagraph 4.2. Such determination, for purposes of this Section 4.2 only, shall be made in accordance with generally accepted accounting principles, as modified by these resolutions.

     4.3 Employee shall also be entitled to receive brokerage commissions on in accordance with the commission schedule in effect for other non-affiliate brokers employed by the Company.

     4.4 Employee shall be eligible to purchase from the Company, at Employees sole discretion, a portion of the securities contributed to the "Corporate Finance Bonus Pool" upon the same price, terms and conditions afforded to First Montauk Securities Corp. The Corporate Finance Bonus Pool shall consist of up to 20% of all underwriter's warrants, placement agent warrants and/or other securities granted to First Montauk Securities Corp., in connection with its service as an underwriter, placement agent or investment banker. The amount Employee shall be entitled to purchase shall be determined by the Compensation Committee of the Board of Directors on a transaction by transaction basis.

     4.5 The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

     4.6 Employee may receive such other additional compensation as may be determined from time to time by the Board of Directors including bonuses and other long term compensation plans. Nothing herein shall be deemed or construed to require the Board to award any bonus or additional compensation.

                                    ARTICLE V
                                    BENEFITS


     5.1 During the term hereof, the Company shall provide Employee with the following benefits (the "Benefits"): (i) group health care and insurance benefits as generally made available to the Company's senior management; (ii) such other insurance benefits obtained by the Company and made generally available to the Company's senior management; (iii) the Company shall provide the Employee with an automobile suitable for his position, equipped with a mobile telephone, or at Employee's option, an appropriate automobile allowance, and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports; and (iv) reimbursement, upon presentation of appropriate vouchers, for all reasonable business expenses incurred by Employee on behalf of the Company upon presentation of suitable documentation.

     5.2 In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     5.3 For the term of this Agreement, Employee shall be entitled to paid vacation at the rate of four (4) weeks per annum.

                                   ARTICLE VI
                                 NON-DISCLOSURE

     6.1 The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, marketing, brokerage accounts, corporate finance transactions and clients, products and services, accounting, insurance business and personnel of the Company and its subsidiaries, including information relating to any customer of the Company, or any other nonpublic business information of the Company and/or its subsidiaries learned as a consequence of Employee's employment with the Company (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. Trade secrets and confidential information shall cease to be trade secrets or confidential information, as applicable, at such time as such information becomes public other than through disclosure, directly or indirectly, by Employee in violation of this Agreement.

     6.2 If Employee is requested or required (by oral questions, interrogatories, requests for information or document subpoenas, civil investigative demands, or similar process) to disclose any Proprietary Information, Employee shall, unless prohibited by law, promptly notify the Company of such request(s) so that the Company may seek an appropriate protective order.

                                   ARTICLE VII
                              RESTRICTIVE COVENANT

     7.1 In the event of the voluntary termination of employment with the Company prior to the expiration of the term hereof, or Employee's discharge in accordance with Article IX, or the expiration of the term hereof without renewal, Employee agrees that he will not, during the term hereof and for a period of one (1) year following termination of employment for any reason, directly or indirectly, solicit brokers, or employees of the Company, or any sister or subsidiary of the Company for employment with any other entity, or
(ii) solicit or accept (a) any corporate finance client relating to a transaction, pending or proposed, involving a public offering, private placement, or merger and acquisition advisory services, (b) research project which was under consideration or pending at the time of Employee's termination, or (c) any brokerage client of the Company.

     7.2 If any court shall hold that the duration of non-competition or any other restriction contained in this Article VII is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or, in the alternative, such judicially substituted term may be substituted therefor.

                                  ARTICLE VIII
                                      TERM

     8.1 This Agreement shall be for a term (the "Initial Term") commencing on January 1, 2004 (the "Commencement Date") and terminating on December 31, 2008 (the "Expiration Date"), and renewable as provided for herein, for one additional period of one year.

     8.2 The Company agrees to notify Employee in writing of its intent to negotiate an extension of this Agreement six months prior to the expiration of the original term hereof. If the Company fails to so notify Employee, or after having timely notified Employee of its intention to extend, fails to reach agreement with Employee on the terms of such extension, this agreement shall be renewable, at the option of the Employee, for an additional period of one year from the expiration of the original term, except that the Employee's base salary shall be increased 10% above the prior year, and Employee shall be entitled to stock options equivalent to one-third of the options granted during the initial term of this agreement on comparable terms and conditions. If the Company elects not to seek to negotiate an extension and has so timely notified Employee, then the Company shall pay Employee, upon the expiration of the original term of this Agreement, the Severance Payment.

                                   ARTICLE IX
                                   TERMINATION

     9.1 The Company may terminate this Agreement by giving a Notice of Termination to the Employee in accordance with this Agreement:

                a. For Disability;

                b. For Cause.

                c. Without Cause.

     9.2 Employee may terminate this Agreement by giving a Notice of Termination to the Company in accordance with this Agreement, at any time, with or without good reason.

         9.3 If the Employee's employment with the Company shall be terminated, the Company shall pay and/or provide to the Employee the following compensation and benefits in lieu of any other compensation or benefits arising under this Agreement or otherwise:

     a. if the Employee was terminated by the Company for Cause, or the Employee terminates without Good Reason, the Accrued Compensation;

     b. if the Employee was terminated by the Company for Disability, the Accrued Compensation, a Pro Rata Bonus, the Severance Payment and the Continuation Benefits, less all disability insurance payments which Employee may receive from insurance policies provided by the Company; or

     c.  if  termination   was  due  to  the  Employee's   death,   the  Accrued
Compensation; and Employee's pro rata bonus for the fiscal year in which the date of death occurred; or

     d. if termination was by the Employee other than for Good Reason, the Company shall pay to the Employee the Accrued Compensation.

     e. If the Employee's employment with the Company shall be terminated for any reason other than as specified in Section 9.3 (a-d), in lieu of any further compensation for periods subsequent to the Termination Date, the Company shall pay and/or provide to the Employee each and all of the following compensation and benefits:

     (i) all Accrued Compensation;

     (ii) a Pro-Rata Bonus;

     (iii) the Employee's Base Amount, for the period from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (iv) a bonus payment equal to one-twelfth (1/12) of the Bonus Amount times the number of months remaining from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date;

     (v) The Severance Payment;

     (vi) The Continuation Benefits;

     (vii) Any Gross Up Payments to which the Employee would have been entitled from the Termination Date to the expiration of the term of the Employment Agreement, including any renewal period which is automatic on the Termination Date; and

     (viii) The Outplacement Services.

     9.4 In the event the Employee's employment is terminated for any reason other than as specified in Section 9.3 (a-d), the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     9.5 The amounts payable under this Section 9, shall be paid as follows:

     (a) Accrued Compensation shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     (b) The Pro-Rata Bonus shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (c) If the Continuation Benefits are paid in cash, the payments shall be made within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (d) The Severance Payment shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     (e) The amounts provided for in Sections 9.3(e)(iii) and (iv), shall be paid within thirty (30) days after the Employee's Termination Date (or earlier, if required by applicable law).

     9.6 The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment except as provided in Section 1.7.

     9.7 Employee's employment and the Employment Agreement may be terminated by the Company or by the Employee, in accordance with this Agreement, by service of a Notice of Termination. For purposes of this Agreement, no such purported termination shall be effective without service of a Notice of Termination.

                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

     10.1 This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements, letters and understandings between the parties, whether oral or written prior to the effective date of this Agreement.

                                  ARTICLE XVIII
                              INCENTIVE STOCK UNITS

     11.1 As an inducement to Employee to enter into this Agreement, the Company hereby grants to Employee 375,000 restricted shares of the Company's Common Stock, $.001 par value subject to the provisions of Section 11.2.

     11.2 Subject to the terms and conditions of the Company's 1996 Senior Management Incentive Plan (the "Plan"), and the terms and conditions set forth in the Incentive Stock Rights Agreement, which are incorporated herein by reference, the Employee is hereby granted 375,000 restricted shares of the Company's Common Stock, $.001 par value (the "Shares"). One-third of such Shares shall vest one year after the date of this Agreement, one-third of such Shares shall vest two years after the date of this Agreement, and one- third of such Shares shall vest three years after the date of this Agreement. If Employee renders continuous service to the Company from the date hereof to a vesting date, on each such vesting date the Company shall deliver to Employee such number of shares of Common Stock as shall vest on such date. Notwithstanding the foregoing, in the event Employee's employment is terminated due to Death or Disability, all Restricted Share Awards shall immediately vest and all such Shares shall delivered to the Employee, or Employee's estate.

                                   ARTICLE XII
                           EXTRAORDINARY TRANSACTIONS

     12.1 In the event of a Change of Control as described in Sections 1.5(a) and (b), the Company shall provide notice to the Employee within ten (10) days of the date the Company has notice of such Change of Control transaction. If the Employee provides notice in writing to the Company, within ninety (90) days after the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective thirty (30) days after the date of such notice, in addition to the benefits provided elsewhere in this Agreement, the Company shall pay and/or provide to the Employee, the following compensation and benefits:

     (a) The Company shall pay the Employee as additional severance, in a single payment, an amount in cash equal to three times the amount of the five year average of the gross income of the Employee, as reported by the Company for federal income tax purposes or, at the option of the Employee, credit such amount against the exercise price of Employee's employee stock options; and

     (b) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Employee under any of the Company's plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable.

     12.2 Notwithstanding the provisions of Article IX to the contrary, in the event the Employee's employment is terminated for any reason within twenty-four
(24) months of a Change of Control, the amounts provided for in Article IX, including the Continuation Benefits, if the Continuation Benefits are paid in cash, and the amounts payable under Section 12.1 shall be paid in a single lump sum cash payment within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     12.3 In the event of a Change of Control as described in Section 1.5(c)), the Company shall provide thirty (30) days prior written notice to the Employee of the anticipated closing date of such Change of Control transaction. If the Employee provides notice in writing to the Company, at least five (5) days prior to the closing date specified in the Company's notice, that the Employee intends to terminate his Employment Agreement for Good Reason effective on the closing date, there shall be paid to the Employee in a single lump sum, cash payment simultaneously with the closing of such Change of Control transaction, the amounts provided for in this Article XII, including the Continuation Benefits, if the Continuation Benefits are paid in cash. Upon the closing of such Change of Control Transaction and the payment of the amounts due Employee under this Agreement, Employee's employment, and the Employment Agreement shall be deemed terminated for Good Reason.

                                  ARTICLE XIII
                           EXCISE TAX GROSS UP PAYMENT

     13.1 The Company and the Employee acknowledge that the payments and benefits provided under this Agreement, and benefits provided to, or for the benefit of, the Employee under other Company plans and agreements (such payments or benefits are collectively referred to as the "Payments") are subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the Payments, the Company shall pay to the Employee within five (5) business days of Payment subject to the Excise Tax, a gross up payment (the "Gross Up Payment") equal to the amount which, after the deduction of any applicable Federal, State and Local income taxes attributable to the Gross Up Payment, is equal to the Excise Tax including the Excise Tax attributable to the Gross Up Payment.

     13.2 The Company shall pay to the applicable government taxing authorities, as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

     13.3 If it is established pursuant to a determination of a court, or an Internal Revenue Service (the "IRS") decision, action or proceeding, that there has been an underpayment of the Excise Tax (an "Underpayment"), the Company shall pay to the Employee within thirty (30) days of such determination or resolution, the amount which, after the deduction of any applicable federal, state and local income taxes, including the Excise Tax, is equal to the Underpayment, plus applicable interest and penalties until the date of payment.

     13.4 The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to non-payment of Excise Tax, including the amount of such tax and any and all costs, interest, expenses, penalties associated with the non-payment of such tax to the fullest extent permitted by law.

                                   ARTICLE XIX
               ARBITRATION AND INDEMNIFICATION; FEES AND EXPENSES

     14.1 Any dispute arising out of the interpretation, application, and/or performance of this Agreement with the sole exception of any claim, breach, or violation arising under Articles VI or VII hereof shall be settled through final and binding arbitration before a panel of arbitrators in accordance with the rules of the National Association of Securities Dealers (the "NASD"). Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties before a single arbitrator in the State of New Jersey in accordance with the Rules of the American Arbitration Association. The arbitrators shall be selected by the NASD. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

     14.2 The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to his employment by the Company at any time asserted, at any place asserted, to the fullest extent permitted by law, except for claims based on Employee's fraud, deceit or wilfulness. The Company shall maintain such insurance as is necessary and reasonable to protect the Employee from any and all claims arising from or in connection with his employment by the Company during the term of Employee's employment with the Company and for a period of six (6) years after the date of termination of employment for any reason. The provisions of this Section 12.2 are in addition to and not in lieu of any indemnification, defense or other benefit to which Employee may be entitled by statute, regulation, common law or otherwise.

     14.3 The Company shall pay all reasonable legal fees and related expenses (including the costs of arbitrators, experts, evidence and counsel) incurred by, the Employee as they become due as a result of (a) the Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) in violation of this Agreement, or (b) the Employee seeking to obtain or enforce any right or benefit provided by this Agreement.

                                   ARTICLE XV
                          SUCCESSORS: BINDING AGREEMENT

     15.1 This Agreement shall be binding upon and shall inure to the benefit of the Company, and its Successors and Assigns, and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

     15.2 Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Employee, his beneficiaries or legal representatives, except by will or by the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Employee's personal representative.

     15.3 In the event that a Division (or part thereof) is sold, divested, or otherwise disposed of by the Company subsequent to or in connection with a Change in Control and the Employee accepts employment by the purchaser or acquiror thereof, the Company shall require such purchaser or acquiror to assume, and agree to perform, the Company's obligations under this Agreement, in the same manner, and to the same extent, that the Company would be required to perform if no such acquisition or purchase had taken place.

                                   ARTICLE XVI
         OTHER CONTRACTUAL RIGHTS; NON-EXCLUSIVITY; SETTLEMENT OF CLAIMS

     16.1 The provisions of this Agreement, and any payment provided for hereunder, shall not reduce any amounts otherwise payable, or in any way diminish the Employee's existing rights, or rights which would accrue solely as a result of the passage of time, under any Benefit Plan, Incentive Plan or Securities Plan, employment agreement or other contract, plan or arrangement.

     16.2 Nothing in this Agreement shall prevent or limit the Employee's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Employee may qualify, nor shall anything herein limit or reduce such rights as the Employee may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     16.3 The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Employee or others.

                                  ARTICLE XVII
                                  SEVERABILITY

     17.1 If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                  ARTICLE XVIII
                                     NOTICE

     18.1 For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph . All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     18.2 The current addresses of the parties are as follows:

              IF TO THE COMPANY:       First Montauk Financial Corp.
                                       Parkway 109 Office Center
                                       328 Newman Springs Road
                                       Red Bank, New Jersey 07701
                                       Att. Chief Counsel

              With a copy to:          Victor J. DiGioia, Esq.
                                       Goldstein & DiGioia, LLP
                                       45 Broadway
                                       New York, NY 10006

              IF TO THE EMPLOYEE:      William J.  Kurinsky
                                       4 Cotswold Circle
                                       Ocean, New Jersey 07712

                                   ARTICLE XIX
                                     WAIVER

     19.1 The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                   ARTICLE XX
                                  GOVERNING LAW

     20.1 This Agreement has been negotiated and executed in the State of New Jersey which shall govern its construction and validity.

                                   ARTICLE XXI
                                  JURISDICTION

     21.1 Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of New Jersey, and Employee and the Company each hereby consent to the jurisdiction of any local, state, or federal court located within the State of New Jersey.

                                  ARTICLE XXII
                                ENTIRE AGREEMENT

     22.1 This Agreement contains the entire agreement between the parties hereto. No change, addition, or amendment shall be made hereto, except by written agreement signed by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                                      FIRST MONTAUK FINANCIAL CORP.



                                      By:___________________________________


                                      --------------------------------------
                                               William J. Kurinsky
                                                    Employee

                                                              Exhibit 10.15


                             EMPLOYMENT AGREEMENT


     AGREEMENT made as of the 1st day of January, 2004 by and between Victor Kurylak, residing at 26 Meadow Lane, Lebanon, New Jersey 08833 (hereinafter referred to as the "Employee") and First Montauk Financial Corp., a New Jersey corporation with principal offices Parkway 109, Red Bank, New Jersey 07701 (hereinafter referred to as the "Company").

                              W I T N E S S E T H :

     WHEREAS, the Company, through its wholly owned subsidiary First Montauk Securities Corp, is engaged in the investment banking and general securities business as a registered broker-dealer; and

     WHEREAS, the Company desires to employ the Employee for the purpose of securing for the Company the experience, ability and services of the Employee; and

     WHEREAS, the Employee desires to be employed by the Company, pursuant to the terms and conditions herein set forth, superseding all prior oral and written employment agreements, and term sheets and letters between the Company, its subsidiaries and/or predecessors and Employee;

         NOW, THEREFORE, it is mutually agreed by and between the parties hereto as follows:

                                    ARTICLE I
                                   DEFINITIONS


     1.1 Accrued Compensation. Accrued Compensation shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as defined below) but not paid as of the Termination Date, including (i) Base Salary, (ii) reimbursement for business expenses incurred by the Employee on behalf of the Company, pursuant to the Company's expense reimbursement policy in effect at such time, (iii) vacation pay, and (iv) bonuses and incentive compensation earned and awarded prior to the Termination Date.

     1.2 Cause. Cause shall mean: (i) willful disobedience by the Employee of a material and lawful instruction of the Board of Directors of the Company; (ii) formal charge, indictment or conviction of the Employee of any misdemeanor involving fraud or embezzlement or similar crime, or any felony; (iii) breach by the Employee of any material provision of this Agreement; (iv) conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or recurring insubordination; (v) excessive absences from work, other than for illness or Disability; or (vi) unsatisfactory performance of duties; provided that the Company shall not have the right to terminate the employment of Employee pursuant to the foregoing clauses (i), (iii), (iv), (v) and (vi) above unless written notice specifying such breach shall have been given to the Employee and, in the case of breach which is capable of being cured, the Employee shall have failed to cure such breach within thirty (30) days after his receipt of such notice.

     1.3 Change in Control. For purposes of this Agreement, a "Change in Control" shall mean any of the following events:

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

     (ii)Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because a Person (the "Subject Person") gained Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

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

     (2) An agreement for the sale or other disposition of all or substantially all of the assets of the Company, or of a significant subsidiary, to any Person, other than a transfer to a Subsidiary, in one transaction or a series of related transactions. For purposes of this subparagraph 1.3 (c) (2), "significant subsidiary " shall mean any subsidiary or business division of the Company which accounts for more than 40% of the Company's income, revenue or gross profits.

     (3) The stockholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company.

     (d) Notwithstanding anything contained in this Agreement to the contrary, if the Employee's employment is terminated prior to a Change in Control and the Employee reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control, then for all purposes of this Agreement, the date of a Change in Control with respect to the Employee shall mean the date immediately prior to the date of such termination of the Employee's employment.

     1.4 Continuation Benefits. Continuation Benefits shall be the continuation of the Benefits, as defined in Section 5.1, for the period from the Termination Date to the earlier of three months from the Termination Date or the Expiration Date (the "Continuation Period") at the Company's expense on behalf of the Employee and his dependents. The Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that if the Employee obtains any such benefits pursuant to a subsequent employer's benefit plans, the Company may reduce the coverage of any benefits it is required to provide the Employee hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Employee than the coverages and benefits required to be provided hereunder. This definition of Continuation Benefits shall not be interpreted so as to limit any benefits to which the Employee, his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Employee's termination of employment, including, without limitation, retiree medical and life insurance benefits.

     1.5 Disability. Disability shall mean a physical or mental infirmity which impairs the Employee's ability to substantially perform his duties with the Company for a period of ninety (90) consecutive days.

     1.6 Notice of Termination. Notice of Termination shall mean a written notice from the Company, or the Employee, of termination of the Employee's employment which indicates the provision in this Agreement relied upon, if any. A Notice of Termination served by the Company shall specify the effective date of termination.

     1.7 Termination Date. Termination Date shall mean (i) in the case of the Employee's death, his date of death; and (ii) in all other cases, the date specified in the Notice of Termination.


                                   ARTICLE II
                                   EMPLOYMENT

     2.1 Subject to and upon the terms and conditions of this Agreement, the Company hereby employs and agrees to continue the employment of the Employee, and the Employee hereby accepts such continued employment in his capacity as President and Chief Operating Officer. In this capacity, Employee will report to the Chief Executive Officer and Chairman of the Board and the Board of Directors.

                                   ARTICLE III
                                     DUTIES

     3.1 The Employee shall, during the term of his employment with the Company, and subject to the direction and control of the Chairman of the Board of Directors and Chief Executive Officer, perform such duties and functions as he may be called upon to perform by the Chairman of the Board of Directors and Chief Executive Officer during the term of this Agreement, consistent with his position as President and Chief Operating Officer.

     3.2 The Employee agrees to use his best efforts in the promotion and advancement of the Company and its welfare and business. Employee agrees to devote his primary professional time to the business of the Company as Employee deems reasonably necessary; provided, however, that the Company acknowledges that Employee shall be entitled to pursue unrelated personal business ventures that do not materially conflict with the performance of Employee's duties to the Company. 3. 3 Employee shall be based in the Red Bank New Jersey area, and shall undertake such occasional travel, within or without the United States as is or may be reasonably necessary in the interests of the Company.


                                   ARTICLE IV
                                  COMPENSATION

     4.1 During the term of this Agreement, Employee shall be compensated initially at the rate of $250,000 per annum, and increasing 10% per annum on the 1st day of each January during the period this Agreement provided that the Company shall have achieved net profits of at least $500,000 during the previous fiscal year (the "Base Salary"). The Base Salary shall be paid to the Employee in accordance with the Company's regular executive payroll periods.

     4.2 Employee shall be entitled to receive a bonus (the "Bonus") during each year of this Agreement, determined as follows: The amount to be paid as a Bonus shall be determined as of each December 31 by the Compensation Committee of the Board of Directors based upon the prior fiscal year end and shall consist of a portion of an "Executive Bonus Pool." The Executive Bonus Pool shall be equal to fifteen (15%) percent of the net pre-tax profit of the Company as determined by the Company's independent auditors, no later than 90 days following the end of the Company's fiscal year, excluding any expense deduction attributed to such Executive Bonus Pool (the "Net Pre-Tax Profit"); provided that, in the event the Net Pre-Tax Profit of the Company for any fiscal year is less than $500,000, no Executive Bonus Pool shall be established or Bonus paid by the Company to the Employee pursuant to this subparagraph 4.2. Such determination, for purposes of this Section 4.2 only, shall be made in accordance with generally accepted accounting principles, as modified by these resolutions.

     4.3 Employee shall also be entitled to receive brokerage commissions on in accordance with the commission schedule in effect for other non-affiliate brokers employed by the Company.

     4.4 Employee shall be eligible to purchase from the Company, at Employees sole discretion, a portion of the securities contributed to the "Corporate Finance Bonus Pool" upon the same price, terms and conditions afforded to First Montauk Securities Corp. The Corporate Finance Bonus Pool shall consist of up to 20% of all underwriter's warrants, placement agent warrants and/or other securities granted to First Montauk Securities Corp., in connection with its service as an underwriter, placement agent or investment banker. The amount Employee shall be entitled to purchase shall be determined by the Compensation Committee of the Board of Directors on a transaction by transaction basis.

     4.5 The Company shall deduct from Employee's compensation all federal, state and local taxes which it may now or may hereafter be required to deduct.

     4.6 Employee may receive such other additional compensation as may be determined from time to time by the Board of Directors including bonuses and other long term compensation plans. Nothing herein shall be deemed or construed to require the Board to award any bonus or additional compensation.

                                    ARTICLE V
                                    BENEFITS

     5.1 During the term hereof, the Company shall provide Employee with the following benefits (the "Benefits"): (i) group health care and insurance benefits as generally made available to the Company's senior management; (ii) such other insurance benefits obtained by the Company and made generally available to the Company's senior management; (iii) the Company shall provide the Employee with an automobile suitable for his position, equipped with a mobile telephone, or at Employee's option, an appropriate automobile allowance, and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports; and (iv) reimbursement, upon presentation of appropriate vouchers, for all reasonable business expenses incurred by Employee on behalf of the Company upon presentation of suitable documentation.

     5.2 In the event the Company wishes to obtain Key Man life insurance on the life of Employee, Employee agrees to cooperate with the Company in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     5.3 For the term of this Agreement, Employee shall be entitled to paid vacation at the rate of four (4) weeks per annum.

                                   ARTICLE VI
                                 NON-DISCLOSURE

     6.1 The Employee shall not, at any time during or after the termination of his employment hereunder, except when acting on behalf of and with the authorization of the Company, make use of or disclose to any person, corporation, or other entity, for any purpose whatsoever, any trade secret or other confidential information concerning the Company's business, finances, marketing, brokerage accounts, corporate finance transactions and clients, products and services, accounting, insurance business and personnel of the Company and its subsidiaries, including information relating to any customer of the Company, or any other nonpublic business information of the Company and/or its subsidiaries learned as a consequence of Employee's employment with the Company (collectively referred to as the "Proprietary Information"). For the purposes of this Agreement, trade secrets and confidential information shall mean information disclosed to the Employee or known by him as a consequence of his employment by the Company, whether or not pursuant to this Agreement, and not generally known in the industry. The Employee acknowledges that trade secrets and other items of confidential information, as they may exist from time to time, are valuable and unique assets of the Company, and that disclosure of any such information would cause substantial injury to the Company. Trade secrets and confidential information shall cease to be trade secrets or confidential information, as applicable, at such time as such information becomes public other than through disclosure, directly or indirectly, by
Employee in violation of this Agreement. Notwithstanding the foregoing, information concerning a customer introduced to the Company by Employee, and known to Employee other than as a consequence of his employment by the Company, shall not be deemed Propriety Information within the contemplation of this
Section 6.1.

     6.2 If Employee is requested or required (by oral questions, interrogatories, requests for information or document subpoenas, civil investigative demands, or similar process) to disclose any Proprietary Information, Employee shall, unless prohibited by law, promptly notify the Company of such request(s) so that the Company may seek an appropriate protective order.

                                   ARTICLE VII
                              RESTRICTIVE COVENANT


     7.1 In the event of the voluntary termination of employment with the Company prior to the expiration of the term hereof, or Employee's discharge in accordance with Article IX, or the expiration of the term hereof without renewal, Employee agrees that he will not, during the term hereof and for a period of one (1) year following termination of employment for any reason, directly or indirectly, solicit brokers, or employees of the Company, or any sister or subsidiary of the Company for employment with any other entity, or
(ii) solicit or accept (a) any corporate finance client relating to a transaction, pending or proposed, involving a public offering, private placement, or merger and acquisition advisory services, (b) research project which was under consideration or pending at the time of Employee's termination, or (c) any brokerage client of the Company, other than brokerage clients introduced to the Company by Employee, and known to Employee other than as a consequence of his employment by the Company.

     7.2 If any court shall hold that the duration of non-competition or any other restriction contained in this Article VII is unenforceable, it is our intention that same shall not thereby be terminated but shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable or, in the alternative, such judicially substituted term may be substituted therefor.

                                  ARTICLE VIII
                                      TERM

     8.1 This Agreement shall be for a term (the "Initial Term") commencing on January 1, 2004 (the "Commencement Date") and terminating on December 31, 2005 (the "Expiration Date"), and renewable as provided for herein, for one additional period of one year.

                                   ARTICLE IX
                                   TERMINATION

     9.1 The Company may terminate this Agreement by giving a Notice of Termination to the Employee in accordance with this Agreement:

     a. For Disability;

     b. For Cause.

     c. Without Cause.

     9.2 Employee may terminate this Agreement by giving a Notice of Termination to the Company in accordance with this Agreement, at any time, with or without good reason.

     9.3 If the Employee's employment with the Company shall be terminated, the Company shall pay and/or provide to the Employee the following compensation and benefits in lieu of any other compensation or benefits arising under this Agreement or otherwise:

     a. if the Employee was terminated by the Company for Cause, or the Employee terminates, the Accrued Compensation.

     b. if the Employee was terminated by the Company for Disability, the Accrued Compensation, the Continuation Benefits from the Termination Date through the period ending three (3) months thereafter, and Base Salary, from the Termination Date through the period ending three (3) months thereafter; or

     c.  if  termination   was  due  to  the  Employee's   death,   the  Accrued
Compensation; and Employee's pro rata bonus for the fiscal year in which the date of death occurred; or

     d. if the Employee was terminated by the Company without cause, (i) the Accrued Compensation; (ii) the Employee's Base Salary to the end of the fiscal year in which such termination occurs, provided, however; that such period of payment shall not be less than three (3) months if such termination occurs in fiscal 2004; (iii) the Continuation Benefits; and (iv) the Pro Rata Bonus; and further, all conditions to the vesting of outstanding Incentive Stock Awards and Employee Stock Options granted to the Employee under Articles XI and XII shall be deemed void and all such awards shall be immediately and fully vested and exercisable.

     9.4 The amounts payable under this Section 9, shall be paid as follows:

     a. Accrued Compensation shall be paid within five (5) business days after the Employee's Termination Date (or earlier, if required by applicable law).

     b. If the Continuation Benefits are paid in cash, the payments shall be made on the first day of each month during the Continuation Period (or earlier, if required by applicable law).

     c. The Base Salary through the Expiration Date, shall be paid in accordance with the Company's regular pay periods (or earlier, if required by applicable law).

     9.5 Notwithstanding the foregoing, in the event Employee is a member of the Board of Directors on the Termination Date, the payment of any and all compensation due hereunder, except Accrued Compensation, and Employee's right to exercise any Employee Stock Option after the Termination Date, is expressly conditioned on Employee's resignation from the Board of Directors within five
(5) business days of the Termination Date.

         9.6 The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment except as provided in Sections 1.4.


                                    ARTICLE X
                         TERMINATION OF PRIOR AGREEMENTS

     10.1 This Agreement sets forth the entire agreement between the parties and supersedes all prior agreements, letters and understandings between the parties, whether oral or written prior to the effective date of this Agreement.

                                  ARTICLE XVIII
                             RESTRICTED STOCK GRANTS

     11.1 As an inducement to Employee to enter into this Agreement, the Company hereby grants to Employee 250,000 restricted shares of the Company's Common Stock, $.001 par value subject to the provisions of Section 11.2.

     11.2 Subject to the terms and conditions of the Company's 1996 Senior Management Incentive Plan (the "Plan"), the Employee is hereby granted 250,000 restricted shares of the Company's Common Stock, $.001 par value (the "Shares"). One-third of such Shares shall vest one year after the date of this Agreement, one-third of such Shares shall vest two years after the date of this Agreement, and one- third of such Shares shall vest three years after the date of this Agreement. If Employee renders continuous service to the Company from the date hereof to a vesting date, on each such vesting date the Company shall deliver to Employee such number of shares of Common Stock as shall vest on such date.

     11.3 In the event of a Change of Control, as defined in Section 1.3, the conditions to the vesting of any outstanding Restricted Stock Awards granted to the Employee under this Article XI shall be deemed void and all such Shares shall be immediately and fully vested and delivered to the Employee.

                                   ARTICLE XII
                                  STOCK OPTIONS

     12.1 As an inducement to Employee to enter into this Agreement the Company hereby grants to Employee options to purchase shares of the Company's Common Stock, $.001 par value, as follows:

     Subject to the terms and conditions of the Company's 2000 Employees' Stock Option Plan (the "Plan"), and the terms and conditions set forth in the Stock Option Certificate which are incorporated herein by reference, the Employee is hereby granted options to purchase 500,000 shares of the Company's Common Stock, of which 250,000 options shall be exercisable at $.50 per share and 250,000 options shall be exercisable at $.75 per share. One-third of such options shall vest on the first anniversary of this Agreement, one-third of such options shall vest on the second anniversary of this Agreement, and one-third of such options shall vest on the third anniversary of this Agreement. The options shall contain such other terms and conditions as set forth in the stock option agreement. The foregoing options shall be qualified as incentive stock options to the maximum as allowed by law. The Options provided for herein are not transferable by Employee and shall be exercised only by Employee, or by his legal representative or executor, as provided in the Plan.

     12.2 In the event of a Change of Control, as defined in Section 1.3, the conditions to the vesting of any outstanding Employee's Stock Options granted to the Employee under this Article XII shall be deemed void and all such options shall be immediately and fully vested and exercisable.

                                  ARTICLE XIII
               ARBITRATION AND INDEMNIFICATION; FEES AND EXPENSES

     13.1 Any dispute arising out of the interpretation, application, and/or performance of this Agreement with the sole exception of any claim, breach, or violation arising under Articles VI or VII hereof shall be settled through final and binding arbitration before a panel of arbitrators in accordance with the rules of the National Association of Securities Dealers (the "NASD"). Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties before a single arbitrator in the State of New Jersey in accordance with the Rules of the American Arbitration Association. The arbitrators shall be selected by the NASD. Any judgment upon any arbitration award may be entered in any court, federal or state, having competent jurisdiction of the parties.

     13.2 The Company hereby agrees to indemnify, defend, and hold harmless the Employee for any and all claims arising from or related to his employment by the Company at any time asserted, at any place asserted, to the fullest extent permitted by law, except for claims based on Employee's fraud, deceit or wilfulness. The Company shall maintain such insurance as is necessary and reasonable to protect the Employee from any and all claims arising from or in connection with his employment by the Company during the term of Employee's employment with the Company and for a period of six (6) years after the date of termination of employment for any reason. The provisions of this Section 12.2 are in addition to and not in lieu of any indemnification, defense or other benefit to which Employee may be entitled by statute, regulation, common law or otherwise.

     13.3 The Company shall pay all reasonable legal fees and related expenses (including the costs of arbitrators, experts, evidence and counsel) incurred by, the Employee as they become due as a result of (a) the Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) in violation of this Agreement, or (b) the Employee seeking to obtain or enforce any right or benefit provided by this Agreement.

                                   ARTICLE XIV
                                  SEVERABILITY

     14.1 If any provision of this Agreement shall be held invalid and unenforceable, the remainder of this Agreement shall remain in full force and effect. If any provision is held invalid or unenforceable with respect to particular circumstances, it shall remain in full force and effect in all other circumstances.

                                   ARTICLE XV
                                     NOTICE

     15.1 For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses as set forth below or to any such other address as the party to receive the notice shall advise by due notice given in accordance with this paragraph . All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     15.2 The current addresses of the parties are as follows:

        IF TO THE COMPANY:                First Montauk Financial Corp.
                                          Parkway 109 Office Center
                                          328 Newman Springs Road
                                          Red Bank, New Jersey 07701
                                          Att. Chief Counsel

        With a copy to:                   Victor J. DiGioia, Esq.
                                          Goldstein & DiGioia, LLP
                                          45 Broadway
                                          New York, NY 10006

        IF TO THE EMPLOYEE:               Victor Kurylak
                                          26 Meadow Lane
                                          Lebanon, New Jersey 08833

                                   ARTICLE XVI
                                     WAIVER

     16.1 The waiver by either party of any breach or violation of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach of construction and validity.

                                  ARTICLE XVII
                                  GOVERNING LAW

     17.1 This Agreement has been negotiated and executed in the State of New Jersey which shall govern its construction and validity.

                                  ARTICLE XVIII
                                  JURISDICTION

     18.1 Any or all actions or proceedings which may be brought by the Company or Employee under this Agreement shall be brought in courts having a situs within the State of New Jersey, and Employee and the Company each hereby consent to the jurisdiction of any local, state, or federal court located within the State of New Jersey.

                                   ARTICLE XIX
                                ENTIRE AGREEMENT

     19.1 This Agreement contains the entire agreement between the parties hereto. No change, addition, or amendment shall be made hereto, except by written agreement signed by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement and affixed their hands and seals the day and year first above written.

                                            FIRST MONTAUK FINANCIAL CORP.



                                            By:________________________________




                                            -----------------------------------
                                                        Victor Kurylak
                                                           Employee

                                                              Exhibit 14



                           CODE OF ETHICS AND CONDUCT
                                       FOR
                          FIRST MONTAUK FINANCIAL CORP.


     Adopted by the Board of Directors of First Montauk Financial Corp., a New Jersey corporation ("First Montauk"), on March 29, 2004.

     First Montauk Financial Corp. and its subsidiaries are committed to fostering an environment throughout our organization that supports and reinforces our commitment to the highest ethical standards. Each of us has a singular duty to First Montauk to engage in business conduct consistent with the highest legal, moral and ethical standards. To that end, we have adopted this Code of Ethics. This Code of Ethics applies to our Board of Directors, executive officers and employees alike. Any waiver of the Code for directors or executive officers must be approved by the Audit Committee of First Montauk's Board of Directors and will be promptly disclosed to our shareholders.

     We make business decisions every day at all levels of our organization. We are accountable for making good decisions and for the outcomes those decisions produce. This Code of Ethics establishes guidelines and standards for how we conduct business and make business decisions. We apply these guidelines and standards in both letter and spirit. Where the letter of the Code is not specific, the spirit of the Code will prevail. Experience and good business judgment must be applied when following the Code. By the same token, the Code is not a substitute for legal advice and cannot cover all possible situations. If you have any questions concerning the Code of Ethics or its application in a particular instance, you should consult with a member of senior management or our outside legal counsel.

     The Code's guidelines and standards are intended to provide a foundation that will help us:

        o       maintain a strong ethical climate;
        o provide clear channels of communication for employees and clients; and
        o promote ethical decision making at all levels within the organization.

     Each First Montauk employee must abide by our Code of Ethics. Adherence to the Code of Ethics is a condition of employment. Violators are subject to disciplinary action, up to and including dismissal from the Company for cause and criminal prosecution.

1. Introduction to and Administration of the First Montauk Code of Ethics and Conduct

     1.1 Introduction. First Montauk has adopted this Code of Ethics and Conduct (the "Code") to advise all First Montauk Employees of the ethical and legal standards that we expect you to observe when dealing with First Montauk, your First Montauk colleagues, our customers and our vendors. When you encounter ethical or legal issues where you are not certain about the correct course of action, you should apply the principles described in this Code as guideposts in deciding how to proceed. We have adopted this Code to give you guidance for resolving these questions. When you are in doubt about the correct or best course of action, you should always consider consulting your manager or our General Counsel director for guidance. First Montauk expects all First Montauk Employees to adhere to this Code and to comply with all legal requirements. Accordingly, we have established a procedure for reporting suspected violations of the Code. Any violations of the Code may result in disciplinary action, including termination of employment. These matters are described in more detail below. Throughout this Code, we use the terms "First Montauk Employees", "you" and "your" to refer to all First Montauk employees, directors and independent contractors, and the terms "First Montauk", the "company", "we" and "our" to refer to First Montauk and its subsidiaries.

1.2 Administration

     1.2.1 Ongoing Review of Compliance. We require all First Montauk Employees to comply with this Code. Upon your receipt of this Code, and also from time to time as we deem to be necessary, we may require you to sign an acknowledgment that you have read and understood this Code and agree to comply with its provisions. We reserve the right to monitor the ongoing compliance by any or all First Montauk Employees with this Code and to investigate any suspected violations. If substantiated, these violations could result in disciplinary action, including immediate termination of employment.

     1.2.2 Reporting of Suspected Violations. All First Montauk Employees are to report information about suspected violations of this Code by any other First Montauk Employee, regardless of the identity or position of the person who is the subject of such report, to the attention of our General Counsel or the Audit Committee of the Board of Directors. If you suspect improper accounting or auditing matters, you should bring such information to the attention of our General Counsel or a member of our Audit Committee. To contact our Audit
Committee  or to  submit  a report  to  them,  please  contact  Audit  Committee
Chairman. With respect to any suspected violation, you may make an anonymous report through the Assistant to the President.

     First Montauk will treat all information in a confidential manner and will not take any acts of retribution or retaliation against any First Montauk Employee for making a report. As the failure to report wrongful conduct may be interpreted as condoning such actions, the failure to report knowledge of wrongdoing may result in disciplinary action against any First Montauk Employee who fails to report.

     1.2.3 Non-Retaliation. Retaliation in any form against an First Montauk Employee who reports a violation of this Code (even if the report is mistaken but was submitted in good faith) or who assists in the investigation of a reported violation is a serious violation of this Code. Acts of retaliation should be reported immediately and may result in severe disciplinary action.

     1.2.4 Investigation of Suspected Violations. Suspected violations will be investigated under the supervision of our General Counsel or Audit Committee as deemed appropriate. All First Montauk Employee's are expected to cooperate in the investigation of reported violations. In order to protect the privacy of persons involved in investigations, persons investigating a suspected violation will use their best efforts to keep confidential, the identity of anyone reporting a suspected violation or participating in an investigation, unless disclosure is required by law or is otherwise in the company's best interests. Persons involved in an investigation are obliged to act in the best interests of First Montauk as a company and not on behalf of any First Montauk Employee, including executive officers. Our Board of Directors has ultimate responsibility for final interpretation of this Code and for determining whether any violations of this Code have occurred.

     1.2.5 Disciplinary Action. If we determine, in our good faith discretion, that any First Montauk Employee has violated any provision of this Code, such First Montauk Employee may be subject to disciplinary action, including termination of employment, without prior warning.

     1.2.6 Amendments to this Code; Disclaimers. This Code may be revised, changed or amended at any time by our Board of Directors. Following any material revisions or updates, an amended version of this Code will be distributed to you, and will immediately supercede the prior version of this Code. We may ask you to sign an acknowledgment confirming that you have read and understood the revised version of the Code, and that you agree to comply with its provisions. This Code reflects general principles to assist First Montauk Employees in making ethical decisions and cannot, and is not intended to, address every specific situation in which we may find it appropriate to take disciplinary action. This Code is not intended to create any contract (express or implied) with you, including without limitation any employment contract, and is not a promise that your employment will be not terminated except for cause.

     1.2.7 Special Provisions Applicable to First Montauk Employees with Financial Reporting Obligations. Given the important position of trust and authority that they occupy, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, the heads of our subsidiaries and operating divisions and First Montauk Employees involved in the Company's financial reporting function (collectively, the "Financial Reporting Personnel") should use the utmost of discretion and caution in interpreting and applying this Code. In the event that any Financial Reporting Personnel wishes to engage in a proposed action that is not consistent with the Code, such person must obtain a waiver of the relevant Code provisions in advance from our Audit Committee. U.S. federal law requires First Montauk to make public disclosure of our Financial Reporting Personnel's compliance with the Code. Therefore, we will publicly report on a Current Report on Form 8-K any waivers of any provision of the Code granted by our Board of Directors to any Financial Reporting Personnel. Similarly, violations of the Code by our Financial Reporting Personnel may also be immediately reported on Form 8-K. Additional provisions of this Code pertaining solely to Financial Reporting Personnel are set forth in Section 5.

2.       Conflicts of Interest

     2.1 Generally . All First Montauk Employees have a duty of loyalty to act in the best interests of the company. The business decisions and actions of First Montauk Employees must never be influenced by personal considerations or personal relationships. First Montauk Employees should avoid any relationship or activity that might impair, or appear to impair, their ability to make objective and fair business decisions. Generally, a conflict of interest arises whenever your personal interests diverge from your responsibilities to First Montauk or from First Montauk's best interests. First Montauk persons must not take for themselves personally opportunities they discover through the use of First Montauk property, information or position in violation of First Montauk policies. In addition, First Montauk property, information or position must not be used for personal gain. No First Montauk person may compete with First
Montauk. Examples of when a conflict of interest may occur include situations where a family member or close personal friend is involved in business relationships with you, either inside or outside the company. Other examples of potential conflicts of interest include, but are not limited to:

o employment by an actual or potential competitor, customer, vendor or regulator while you are employed by First Montauk;

o acceptance of gifts, payments, products or anything of value from anyone seeking to do business with First Montauk;

o placement of First Montauk business with an entity in which you or a family member has a financial interest;

o Appropriating or diverting to yourself or others any business opportunity or idea in which First Montauk might have an interest; and

o       a significant ownership interest in a First Montauk competitor.

     In such situations, or where even the appearance of a conflict of interest may exist, seek guidance from your manager or our General Counsel.

     2.2 Use of Company Assets. You are responsible for the proper use of First Montauk's assets and property, as well as its proprietary information. Our offices, equipment, supplies and other resources may not be used for activities which are not related to your employment with First Montauk, except for any activities that have been approved in writing in advance by us, or for personal usage that is minor in amount and reasonable. If you are found to be engaging in, or attempting, theft of any First Montauk property, including without limitation, documents, equipment, intellectual property, personal property of other employees, you may be subject to immediate termination of your employment and we reserve the right to refer the matter for criminal proceedings. We expect you to report any theft or attempted theft to your manager or our General Counsel.

     Proprietary marks, slogans, logos or other devices used to identify First Montauk and its proprietary products and technologies are important and valuable assets which require discretion in their use. You may not negotiate or enter into any agreement concerning First Montauk's trademarks, service marks or logos without first consulting an authorized officer of the Company. We also respect the intellectual property rights of others, and any proposed name of a new product or offering intended to be sold or provided to customers should be submitted to the appropriate authorized officer for clearance prior to its adoption and use. Similarly, using the trademark or service mark of another company for marketing purposes (even one with whom First Montauk has a business relationship), requires clearance or approval. You must avoid the unauthorized use of copyrighted or patented materials of others and should ask an authorized officer if you have any questions regarding the permissibility of photocopying, excerpting, electronically copying or otherwise using copyrighted or patented materials. In addition, First Montauk does not permit the use of software or other devices whose primary purpose is the circumvention or violation of another's intellectual property rights. Please contact the General Counsel with questions about the proposed use of another party's intellectual property and for appropriate contracts. All copies of work that is authorized to be made available for ultimate distribution to the public should bear the prescribed form of copyright notice.

     Proprietary information includes business, marketing and service plans, unpublished financial data and reports, databases, customer information and salary and bonus information as well as intellectual property such as trade secrets, patents, trademarks and copyrights. Unauthorized use or distribution of this material is a violation of First Montauk policy. It may also be illegal and result in civil and criminal penalties. Intellectual property refers to a company's intangible assets, such as the company's business methods, inventions, trademarks and publications. All inventions and copyrightable material conceived by an employee within the scope of his or her employment are the exclusive property of First Montauk and as a condition of continued employment the employee must do whatever is necessary to transfer to First Montauk the technical ownership of such inventions or materials. All employees are required as a condition of their employment to disclose to First Montauk all inventions and copyrightable materials that are conceived, developed or otherwise pursued by them during their employment. It is the responsibility of every employee to protect First Montauk's intellectual property by following the company's policies and procedures relating to its intellectual property.

     2.3 Gifts, Gratuities and Entertainment. You may not offer money, gifts or other items or products of value to customers or potential customers for the purpose of securing a contract or obtaining favorable treatment. Business-connected favors or gifts may not be extended to customers or vendors (current or prospective), unless they (a) are consistent with customary business practices; (b) do not have substantial monetary value and would not be viewed as improper by others; and (c) do not violate applicable laws or regulations. Business entertainment in the form of meals and beverages or other entertainment may be offered only if these activities and related expenses are modest and infrequent.

     You should decline any gift, favor, entertainment or anything else of value from current or prospective customers, vendors or contractors or their representatives except for (a) gifts that do not have substantial monetary value given at holidays or other special occasions and (b) reasonable entertainment at lunch, dinner or business meetings where the return of the expenditure on a reciprocal basis is likely to occur and would be properly chargeable as a business expense. Other routine entertainment that is business-related such as sports outings or cultural events is acceptable under this policy only if reasonable, customary and not excessive. If you question the propriety of any gift, consult with your manager or our General Counsel.

     2.4 Outside Business Activities; Ownership of Securities. All First Montauk employees must report all outside business activities, including ownership of privately held stock and limited partnership interests, to their managers and to the Office of General Counsel so a review for potential conflicts of interest can be conducted. Outside business activities and interests include serving as a partner or a stockholder in another business, as an officer in a family-owned corporation or as an outside director of another company. The appropriateness of a First Montauk employee engaging in these and other types of outside business activities, interests or investment opportunities depends on many factors, including the nature and extent of the outside interest, the potential for conflicts of interest, and the relationship between First Montauk and the outside entities and the duties involved. A First Montauk employee must receive prior written approval for any outside business activity and private investment. You have an obligation to keep First Montauk apprised of these activities and provide updated information about the outside interests. This information will be reviewed and monitored by the employee's business manager and by First Montauk compliance personnel. Service by any First Montauk employee as a director, officer or employee of any other corporation or business must be authorized in writing by the Office of General Counsel. Unless approved in writing, no First Montauk employee may serve as a director of a publicly traded company.

     Directors of First Montauk should inform the Corporate Secretary prior to accepting appointments to the boards of directors or advisory boards of any public or privately held company. The disclosure requirements and other possible conflict-of-interest issues involved must be analyzed and discussed.

3.       Laws and Regulations

     3.1 Generally. All First Montauk Employees are to comply with all applicable local, state and federal laws and regulations, both domestic and international, and refrain from illegal, dishonest or unethical conduct. Although laws and regulations may sometimes be difficult to interpret, we expect you to make a good-faith effort to follow both the letter and the spirit of the law. You must consult your manager or our Human Resources director if you are uncertain as to whether a specific act or omission is legal. In addition, all First Montauk Employees are to comply with all applicable First Montauk policies and procedures. This includes, but is not limited to, our policies on equal opportunity, harassment, drug-free workplace, computer usage and information technology, data protection, expense reimbursement and travel, as well as our internal financial controls and procedures. We may modify or update these policies and procedures in the future, and adopt new company policies and procedures from time to time. You must ensure that you remain aware of all such changes to these policies. You are also expected to observe the terms of any Non-Disclosure, Non-Solicitation or Non-Compete Agreement, Employment Agreement or other similar agreement that applies to you. If you previously signed one of these agreements with First Montauk, it remains in full force and effect.

     3.2 Bribes. Bribery is illegal and subject to criminal penalties. You may not give any bribes, kickbacks or other similar considerations to any person or organization to attract business. All decisions regarding the purchasing of materials, supplies, products and services must be made on the basis of competitive price, quality and performance, and in a way that preserves First Montauk's integrity. Fees, commissions or other amounts paid to outside consultants, agents or other third parties must be fully disclosed to our General Counsel and must be legal, proper and reasonable.

     3.3 International Operations. You are expected to comply with the legal requirements and ethical standards of each country in which you conduct First Montauk business, as well as with all U.S. laws applicable in other countries. The U.S. Foreign Corrupt Practices Act (FCPA) applies to business transactions both inside the United States and in other countries. Its requirements relate to accurate and complete financial recording, transactions with foreign government officials and restrictions on the use of funds for unlawful or improper purposes. The FCPA makes illegal any corrupt offer, payment, promise to pay, or authorization to pay any money, gift, or anything of value to any foreign official, or any foreign political party, candidate or official, for the purpose of:

o Influencing any act, or failure to act, in the official capacity of that foreign official or party; or

o Inducing the foreign official or party to use influence to affect a decision of a foreign government or agency, in order to obtain or retain business for anyone, or direct business to anyone.

     Because violation of the FCPA can bring severe penalties, including criminal fines for the company and individuals and jail terms, it is essential that you become familiar with the FCPA's requirements if you are living or working in a foreign country. Other statutes that may affect our international operations include, but are not limited to, the Anti-Bribery and Fair Competition Act and the Export Administration Act. All supervisory personnel are expected to monitor continued compliance with these laws to ensure our compliance. If you have any questions regarding these legal requirements, please contact your manager or our General Counsel.

     3.4 Political Activity. You should not make political contributions in a way that might appear to be an endorsement or contribution by First Montauk. We will not reimburse you for political contributions under any circumstances.

     3.5 Antitrust Considerations. Antitrust laws prohibit agreements or actions that restrain trade or reduce competition. Violation of antitrust laws can result in severe civil and criminal penalties, including imprisonment for individuals, and First Montauk can be subjected to substantial fines and monetary awards. First Montauk as a company avoids conduct that may even appear to be questionable under antitrust laws and expects all First Montauk Employees to carry out company business consistent with this policy. In all contacts with our competitors, you are expected to avoid discussing prices, costs, competition, market share, marketing plans or studies, and any other proprietary or confidential information. Examples of agreements or arrangements with competitors which should therefore be avoided include: (a) Agreements that affect the price or other terms or conditions of sale; (b) Agreements regarding the customer to whom First Montauk will, or will not, sell its products; (c) Agreements to refuse to buy from particular vendors; and (d) Agreements that limit the types of products which First Montauk will provide. Furthermore, First Montauk cannot coerce customers into complying with restrictive arrangements. Therefore, you should not negotiate agreements with customers without the approval of an authorized company officer which (a) require or prohibit customers from purchasing all of their requirements from First Montauk or other companies or (b) require customers to buy one First Montauk product as a condition of obtaining another. In all cases where there is question or doubt about a particular activity or practice, First Montauk Employees should promptly contact our General Counsel.

     3.6 Fair Business Practices; Relationships With Competitors. Every First Montauk person must deal fairly with First Montauk's clients, vendors, competitors and fellow employees. No First Montauk person may take unfair advantage of anyone through unethical or illegal measures, such as manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair dealing practices. It is improper, and may be illegal, to hire competitors' employees for the purpose of obtaining trade secrets or other proprietary information. It is also against First Montauk policy to seek increased sales by disparaging the products and services of other companies. Our goal is to increase business by offering superior products and services. Accordingly, all First Montauk advertising must be truthful, not deceptive and in full compliance with applicable laws, regulations and company policies. All advertising and marketing materials must be approved pursuant to the procedures established in each of the business units across the company.

     All First Montauk persons must guard against unfair competitive practices and exercise extreme caution to avoid conduct that might violate antitrust laws or other rules prohibiting anti-competitive activities. Violations may carry criminal penalties. If a competitor or third party proposes to discuss unfair collusion, price-fixing or other anti-competitive activities, your responsibility is to object, terminate the conversation or leave the meeting and report the incident promptly to the Office of General Counsel. Employees must avoid any discussion with competitors of proprietary or confidential information, business plans or topics such as pricing or sales policies -- the discussion of which could be viewed as an attempt to make joint rather than independent business decisions.

     3.7 Securities Laws and Insider Trading. First Montauk is a publicly-traded company - meaning that our securities are sold in the public marketplace. We files reports with the Securities and Exchange Commission. As an employee of First Montauk you are subject to First Montauk's policy against insider trading. Simply stated, material, non-public information is not to be used for personal gain, and you should not trade in First Montauk stock when you possess such information. If you have any question regarding whether it is appropriate to engage in any transaction, contact the General Counsel.

     The U.S. securities laws forbid an investor from purchasing or selling securities based upon "inside" information not available to the other party. The consequences of insider trading violations can be severe. First Montauk Employees who trade on inside information, or who communicate (or "tip") this information to others so that they may trade, may face substantial civil penalties, criminal fines and imprisonment. Additionally, First Montauk may also face severe legal consequences, including, among other things, substantial criminal penalties.

     First Montauk Employees who have material, nonpublic (i.e., "inside") information about the company should not buy or sell First Montauk securities until a reasonable time after the inside information has been publicly disclosed. You also should not disclose inside information to others outside
First Montauk until a reasonable time after the information has been publicly disclosed. In addition, it is never appropriate for you to advise others to buy or sell First Montauk securities. We further believe that it is highly inappropriate for any First Montauk person to "sell short" First Montauk stock or engage in other transactions where the person will earn a profit based on a decline in First Montauk's stock price. These rules also apply to the use of material, nonpublic information about other companies (including, for example, our customers, competitors and potential business partners). In addition to you, these rules apply to your spouse, children, parents and siblings, as well as any other family members living with you in your household.

     3.8 Government Contracting. First Montauk frequently does business with federal, state or local government agencies in the United States and in other countries. All First Montauk Employees engaged in business with these government entities must comply with specific rules and regulations concerning relations with these entities. Important considerations for doing business with government entities include:

o Not offering or accepting kickbacks, bribes, gifts, or anything else of value with the intent of obtaining favorable treatment from the recipient (note that a gift that is customary in the private sector may be impermissible to a government entity); and

o Not improperly soliciting or obtaining confidential information, such as sealed competitors' bids, from government officials prior to the award of a contract.

     3.9 Retention of Documents. Certain documents and records must be retained for specific periods of time to comply with legal and regulatory requirements or contractual obligations. You are to comply with all document retention requirements applicable to your work. If you are uncertain whether the documents or records you are handling are subject to these requirements, please consult with your manager or our General Counsel. If at any time you become aware that any document or record may be required to be disclosed in connection with a lawsuit or government investigation, you must preserve all possibly relevant documents. This means that you must immediately cease disposing of or altering all potentially relevant documents, even if that activity is ordinary or routine. If you are uncertain whether documents or records under your control should be preserved because they might relate to a lawsuit or investigation, you should contact your manager or our General Counsel.

     3.10 Money Laundering; Antiterrorism Laws. First Montauk complies fully with federal, state and international laws prohibiting money laundering and with the safeguards against terrorist activity contained in the USA Patriot Act. Under no circumstances should any First Montauk employee participate in any money laundering activity. In addition to severe criminal penalties, money laundering by First Montauk employees and violations of the USA Patriot Act will result in disciplinary action, including termination. Any suspicious deposits or any other client activity that raises questions about the source of the client's funds should be reported immediately to your manager and the Office of General Counsel.

     3.11 Cooperation With Investigations and Law Enforcement. It is First Montauk policy to cooperate with government investigators and law enforcement officials. Every First Montauk person must also cooperate with investigations by non-governmental regulators with oversight of our business, such as securities exchanges, as well as with internal First Montauk investigations. All inquiries or requests or demands for information from external investigators must be immediately referred to the Office of General Counsel. The Office of General Counsel must coordinate all responses to external investigators' questions. Failure to cooperate with legitimate investigations will result in disciplinary action, including termination.

     3.12 Privacy. First Montauk persons must comply with all applicable privacy laws in their handling of client matters and client and company records. You should refer any questions about the applicability of privacy laws to the Office of General Counsel.

4.                Confidentiality

     4.1 First Montauk Confidential Information. You will often have access to information that is confidential and proprietary to First Montauk, has not been made public and constitutes trade secrets or proprietary information. Protection of this information is critical to our success. Your obligations with respect to our confidential trade secrets and proprietary information are:

o       Not to disclose the information outside of First Montauk;

o Not to use the information for any purpose except to benefit First Montauk's business; and

o Not to disclose the information within First Montauk, except to other First Montauk Employees who need to know, or use, the information and are aware that it constitutes a trade secret or proprietary information.

     These obligations continue even after you leave First Montauk. If you have previously signed a Non-Disclosure Agreement, Employment Agreement or other similar agreement that governs your obligations with respect to our information, you must also follow such agreements. Any documents, papers or records that contain trade secrets or proprietary information are our property, and must remain at the company. Our confidential trade secrets and proprietary information may include, information regarding our operations, business plans, customers, strategies, trade secrets, finances, assets, technology, data or other information that reveals the processes, methodologies, technology or "know how" by which our existing or future products, services or methods of operation are developed or conducted.

     4.2 Confidential Information of Third Parties. In the normal course of business, you will acquire information about others, including customers, vendors and competitors. We properly gather this kind of information for such purposes as evaluating customers' business needs, determining requirements and evaluating vendors. We also collect information on competitors from a variety of legitimate sources to evaluate the relative merits of our products and marketing methods. You may not use information obtained from our customers or vendors in any way that harms them or violates contractual obligations to them. When working with sensitive information about customers or vendors, you should use that information only for the purposes for which it was disclosed to you and make it available only to other First Montauk Employees with a legitimate "need to know".

     4.3 Inadvertent Disclosure. In order to avoid the inadvertent disclosure of any confidential information, you should never discuss with any unauthorized person (whether or not an First Montauk Employee) any information that First Montauk considers confidential or which we have not made public. You should also not discuss this information with family members or with friends, as they may unintentionally pass the information on to someone else.

     4.4 Contacts with Reporters, Analysts and Other Media. Because of the importance of the legal requirements regarding disclosure of certain information to our investors, we must ensure the accuracy of any information regarding our business, financial condition or operating results that is released to the public. As a result, you should not discuss internal First Montauk matters with anyone outside of First Montauk, except as clearly required in the performance of your job duties. This prohibition applies particularly to inquiries about First Montauk made by the news media, securities analysts and investors. All responses to these inquiries must be made only by the following authorized persons: our Chief Executive Officer, Chief Financial Officer or any individuals specifically designated by them. Only these individuals are authorized to discuss information about First Montauk with the news media, securities analysts and investors. If you receive inquiries from these sources, you should immediately refer them to one of these authorized spokespersons.

     4.5 Client Information Privacy. First Montauk protects the confidentiality and security of client information. First Montauk's Privacy Policy for client information provides that:

o       First Montauk does not sell or rent clients' personal information.
o Employees may not discuss the business affairs of any client with any other person, except on a strict need-to-know basis.
o First Montauk does not release client information to third parties, except upon a client's authorization or when permitted or required by law.
o Third-party service providers and vendors with access to client information are required to keep client information confidential and use it only to provide services to or for First Montauk.

     5. Duties of Financial Reporting Personnel; Accounting and Financial Records and Disclosure

     5.1 General. First Montauk has a responsibility to maintain complete, accurate and reliable records of our business and must comply with various disclosure requirements imposed by the United States Securities and Exchange Commission and by any exchange on which its securities are listed for trading. First Montauk's executive officers, the heads of First Montauk's subsidiaries and operating divisions and members of First Montauk's finance department have a special role in the preparation of these reports. To satisfy these requirements, First Montauk has implemented procedures to ensure that only proper transactions are entered into by the Company, that such transactions have proper management approval, that such transactions are properly accounted for in the books and records of the Company and that the reports and financial statements of the Company fairly and accurately reflect such transactions. All First Montauk Financial Reporting Personnel are to familiarize themselves with these policies, accounting controls, procedures and records and comply with these requirements. Ultimately, First Montauk's Financial Reporting Personnel bear significant responsibility for the accuracy and timeliness of disclosures in reports and documents First Montauk files with or submits to the Securities and Exchange Commission and in other public communications.

     Due to these considerations, First Montauk's Financial Reporting Personnel bear a special responsibility for promoting integrity throughout the organization, with responsibilities to stakeholders both inside and outside of First Montauk. These particular persons have a special role both to adhere to these principles themselves and also to ensure that a culture exists throughout the company as a whole that ensures the fair and timely reporting of First Montauk's financial results and condition. Each First Montauk Financial Reporting Personnel agrees to:

o Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in reports and documents that First Montauk files with, or submits to, government agencies and in other public communications.

o Comply with rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

o Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

o Respect the confidentiality of information acquired in the course of work except when authorized or otherwise legally obligated to disclose.

o Promptly report to the Audit Committee any conduct that the individual believes to be a violation of law or business ethics or of any provision of this Code, including any transaction or relationship that reasonably could be expected to give rise to such a conflict.

     5.2 Disclosures to Investors; Financial Reporting Considerations. First Montauk is required under U.S. federal securities laws to provide the public with periodic disclosure regarding our business and financial condition (such as quarterly and annual reports and materials for our annual stockholders' meeting). We provide additional disclosures to the public through quarterly earnings releases and other press releases. All First Montauk Employees who participate in the preparation or dissemination of this information, or who provide information that they know may be used in the preparation of these disclosures, have a legal and ethical duty to ensure that the content of the disclosures is accurate, complete and timely. We have created disclosure controls and procedures which are designed to ensure that all public disclosures are accurate, complete and timely.

     To administer these controls and procedures, First Montauk has established a Disclosure Committee that reports to the Chief Executive Officer and Chief Financial Officer. The Disclosure Committee is (or certain of its members are), among other things, charged with reviewing First Montauk's periodic reports and press releases. It is the responsibility of the Committee to ensure that it has reviewed and disseminated all material information about the Company that, by law, should be disseminated. You may be asked to serve on this Committee or to assist the Disclosure Committee in reviewing certain materials in connection with it's responsibilities. If you do so, you must accomplish this faithfully and in accordance with all the Committee's policies. You should report to the Disclosure Committee all information that it needs to fulfill its duties. All employees responsible for the preparation of First Montauk's public disclosures, or who provide information as part of that process, have a responsibility to ensure that such disclosures and information are complete, accurate and in compliance with First Montauk's disclosure controls and procedures.

     5.3 Accounting and Financial Records. First Montauk is required under U.S. federal securities laws and generally accepted accounting principles to keep books, records and accounts that accurately reflect all transactions and to provide an adequate system of internal accounting and controls. We expect you to ensure that those portions of our books, records and accounts for which you have responsibility are valid, complete, accurate and supported by appropriate documentation in verifiable form.

         You should not:

o Improperly accelerate or defer expenses or revenues to achieve financial results or goals;
o       Maintain any undisclosed or unrecorded funds or "off the book" assets;
o Establish or maintain improper, misleading, incomplete or fraudulent accounting documentation or financial reporting;
o Record revenue for any project that has not fully complied with First Montauk's revenue recognition guidelines;
o Make any payment for purposes other than those described in the documents supporting the payment;
o Submit or approve any expense report where you know or suspect that any portion of the underlying expenses were not incurred or are not accurate; or
o       Sign any documents believed to be inaccurate or untruthful.

     All First Montauk Employees who exercise supervisory duties over First Montauk's assets or records are expected to establish and implement appropriate internal controls over all areas of their responsibility. This will help ensure
(a) the safeguarding of First Montauk's assets; (b), that business transactions are properly authorized and carried out, and (c) the accuracy of our financial records and reports. We have adopted various types of internal controls and procedures as required to meet internal needs and applicable laws and regulations. You are to adhere to these controls and procedures to assure the complete and accurate recording of all transactions. Any accounting entries or adjustments that materially depart from generally accepted accounting principles must be approved by our Audit Committee and reported to our independent auditors. You must not interfere with or seek to improperly influence (directly or indirectly) the review or auditing of our financial records by our Audit Committee or independent auditors.

     All business transactions require authorization at an appropriate management level. Any employee who is responsible for the acquisition or disposition of assets for the company, or who is authorized to incur liabilities on the company's behalf, must act prudently in exercising this authority and must be careful not to exceed his or her authority. Equally important, every employee must help ensure that all business transactions are executed as authorized. Transactions must be properly reflected on the company's books and records.

     If you become aware of any questionable transaction or accounting practice concerning First Montauk or our assets, we expect you to report the matter immediately to our Chief Financial Officer or to a member of our Audit Committee. In addition, we expect you to report all material off-balance-sheet transactions, arrangements and obligations, contingent or otherwise, and other First Montauk relationships with unconsolidated entities or other persons that may have material current or future effects on our financial condition or results of operations to our Chief Financial Officer or to a member of our Audit Committee.

     5.5 Confidentiality Considerations; Securities Law Compliance. All Financial Reporting Personnel will have special access to First Montauk's confidential financial information. This may include non-public reports and analyses, pro-forma financial statements and other draft or preliminary financial information. First Montauk's Financial Reporting Personnel should (i) never disclose this information to individuals outside the Company and (ii) caution individuals within the Company to whom you provide such information to carefully maintain its confidentiality and prevent its disclosure. First Montauk's Financial Reporting Personnel must also apply the utmost consideration to transactions involving First Montauk securities in light of their possession to confidential financial information. Financial Reporting Personnel are therefore expected to notify our Chief Financial Officer prior to engaging in any transactions involving First Montauk securities in order to ensure compliance with all securities laws and regulations. Similarly, First Montauk imposes periodic blackout periods during which Financial Reporting Personnel may not engage in transactions involving First Montauk securities. All Financial Reporting Personnel should notify our Chief Financial Officer before purchasing or selling any First Montauk securities in order to obtain clearance from the Chief Financial Officer that the proposed transaction complies with all securities laws and regulations and First Montauk policies.

6.       Our Responsibilities to Each Other

     6.1 Dignity and Respect. One of First Montauk's goals is to attract and retain outstanding employees who will consistently contribute to the ongoing success of our organization. Each First Montauk employee brings a unique background and set of skills to his or her position. It is this background and skill set that helped you attain your position at First Montauk. First Montauk values the perspective, initiative and creativity of each of its employees. As a First Montauk employee, First Montauk will treat you with dignity and respect. Similarly, First Montauk expects that employees will treat each other with dignity and respect.

     6.2 Discrimination. Discriminating against any employee or person with whom First Montauk does business on the basis of factors such as age, race, color, religion, gender, national origin, disability, or other legally protected status is a violation of our Code and is not permitted.

     6.3 Workplace Harassment and Violence. Workplace harassment and violence are unacceptable and will not be tolerated. Conduct that creates an unwelcome or uncomfortable situation or hostile work environment, including but not limited to unwelcome advances or requests for sexual favors, inappropriate comments, jokes, intimidation, bullying, or physical contact may be forms of workplace harassment. All First Montauk employees should avoid any conduct that might be interpreted by their fellow employees as harassment or a threat of violence.

     6.4 Safety and Health. First Montauk is committed to providing its employees with a safe workplace. Each of us is responsible for observing all safety and health rules that apply to our jobs. We are all responsible for taking precautions to protect ourselves from accident, injury or any unsafe condition. Additionally, employees must promptly report unsafe or unhealthy conditions to their supervisors so that First Montauk can take immediate steps to correct those conditions.

     6.5 Alcohol/Substance Abuse. First Montauk is a drug free workplace. We are committed to maintaining a work environment free from all forms of alcohol and drug abuse. The safety of all employees is compromised if even one employee reports to work while impaired from the use of alcohol or drugs. The use, possession, or distribution of unauthorized drugs or alcohol while on First Montauk's premises or on company time is not permitted. Additionally, an employee who engages in this conduct may be subject to criminal prosecution. All employees are encouraged to seek treatment for alcohol or drug abuse problems.

                                                              Exhibit 21

                          LIST OF SUBSIDIARY COMPANIES


First Montauk Securities Corp.
Red Bank, NJ

Montauk Insurance Services, Inc.
Red Bank, NJ

Montauk Advisors, Inc.
Red Bank, NJ

                                                              Exhibit 31.1

                                 CERTIFICATIONS

     I, William J. Kurinsky, Chief Executive Officer and Chief Financial Officer of First Montauk Financial Corp. certify that:

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

         b)        [reserved]

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

Date:    March 30, 2004


/s/ William J. Kurinsky
-----------------------
William J. Kurinsky,
Chief Executive Officer and
Chief Financial Officer
First Montauk Financial Corp.

                                                              Exhibit 31.2

                                 CERTIFICATIONS

     I, Victor K. Kurylak, President of First Montauk Financial Corp. certify that:

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

         b)        [reserved]

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

Date:    March 30, 2004


/s/ Victor K. Kurylak
----------------------
Victor K. Kurylak
President, First Montauk Financial Corp.

Exhibit 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William J. Kurinsky
--------------------------------------------
William J. Kurinsky
Chief Executive Officer and Chief Financial Officer
March 30, 2004

Exhibit 32.2



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor Kurylak, President of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
--------------------------------------------
Victor K. Kurylak,
President
March 30, 2004