Form 10-Q
period 2004-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2004-05-17
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

     10,076,926 Common Shares, no par value, were outstanding as of May 17, 2004.

                          FIRST MONTAUK FINANCIAL CORP
                                    FORM 10-Q
                                 MARCH 31, 2004


     INDEX

                                                            Page

PART I.  FINANCIAL  INFORMATION:

     Item 1.  Financial  Statements
       Consolidated  Statements of Financial  Condition
       as of March 31, 2004 and December 31, 2003   .........  3

     Consolidated Statements of Operations for the
       Three Months ended March 31, 2004 and 2003 ...........  4

     Consolidated  Statements of Cash Flows for
       the Three Months ended March 31, 2004 and 2003 ......   5

     Notes to Consolidated Financial Statements ............ 6-10

     Item 2. Management's  Discussion and Analysis of
      Financial Condition and Results of  Operations  ...... 11-16

     Item 3. Market Risk ................................... 17

     Item 4. Controls and Procedures ....................... 18

PART II. OTHER INFORMATION:

     Item 1.  Legal Proceedings ............................ 19

     Item 2.  Changes in Securities ........................ 19

     Item 5.  Other Information............................. 19

     Item 6.  Exhibits and Reports on Form 8-K.............. 19

     Signatures ............................................ 20

     Officers' Certifications .............................. 21-24



                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                  (unaudited)

ASSETS
Cash and cash equivalents                                                         $ 3,771,231      $ 3,441,743
Due from clearing firm                                                              4,920,126        5,219,267
Securities owned, at market value                                                     322,858          169,534
Employee and broker receivables                                                       929,889        1,052,317
Property and equipment - net                                                        1,013,478        1,052,564
Other assets                                                                        2,447,719        1,661,351
                                                                                   ----------       ----------
   Total assets                                                                   $13,405,301      $12,596,776
                                                                                   ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Deferred income                                                                   $ 5,761,372      $ 5,980,124
6% convertible debentures                                                           3,135,000        3,135,000
Warrants subject to put options                                                       497,701          479,066
Securities sold, not yet purchased, at market value                                    89,360           69,330
Commissions payable                                                                 3,670,083        4,077,803
Accounts payable                                                                    1,831,943          980,483
Accrued expenses                                                                    1,996,982        1,803,973
Capital leases payable                                                                 63,687          122,733
Other liabilities                                                                     103,572           35,703
                                                                                   ----------       ----------
   Total liabilities                                                               17,149,700       16,684,215
                                                                                   ----------       ----------
Commitments and contingencies (See Notes)

STOCKHOLDERS' DEFICIT
Preferred Stock, 4,375,000 shares authorized, $.10 par
   value, no shares issued and outstanding                                                 --               --
Series A Convertible Preferred Stock, 625,000 shares authorized,
   $.10 par value, 305,369 and 311,089 shares issued and
   outstanding, respectively; liquidation preference:  $1,526,845                      30,537           31,109
Common Stock, no par value, 30,000,000 shares authorized,
   10,076,926 and 9,065,486 shares issued and outstanding,
   respectively                                                                     3,928,708        3,578,136
Additional paid-in capital                                                          4,082,724        4,097,309
Accumulated deficit                                                               (11,440,685)     (11,678,659)
 Less:  Deferred compensation                                                        (345,683)        (115,334)
                                                                                   ----------       ----------
   Total stockholders' deficit                                                     (3,744,399)      (4,087,439)
                                                                                   ----------       ----------
   Total liabilities and stockholders' deficit                                   $ 13,405,301      $12,596,776
                                                                                   ==========       ==========


                                               See notes to financial statements.


                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                                   Three months ended March 31,
                                                                                     2004                2003

                                                                                  (unaudited)         (unaudited)

Revenues:

Commissions                                                                       $13,512,378      $ 7,649,259
Principal transactions                                                              2,975,811        2,261,330
Investment banking                                                                  1,271,888          195,328
Interest and other income                                                           1,061,329          850,250
                                                                                   ----------       ----------
                                                                                   18,821,406       10,956,167
                                                                                   ----------       ----------
Expenses:

Commissions, employee compensation and benefits                                    14,887,865        9,097,622
Clearing and floor brokerage                                                          789,193          568,270
Communications and occupancy                                                          678,681          693,579
Legal matters and related costs                                                     1,281,943          401,066
Other operating expenses                                                              865,796          629,161
Interest                                                                               79,954           37,813
                                                                                   ----------       ----------
                                                                                   18,583,432       11,427,511
                                                                                   ----------       ----------
Net income (loss)                                                                   $ 237,974     $   (471,344)
                                                                                   ==========       ==========
Net income (loss) applicable to common stockholders                                 $ 237,974     $   (496,183)
                                                                                   ==========       ==========
Earnings (loss) per share:
   Basic                                                                             $.02             $(.06)
   Diluted                                                                           $.02             $(.06)

Weighted average number of shares of stock outstanding:
   Basic                                                                            9,067,548        8,527,164
   Diluted                                                                         15,631,311        8,527,164



                                              See notes to financial statements.

5

                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three months ended March 31,
                                                                                     2004              2003
                                                                                  (unaudited)       (unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
   Net income (loss)                                                                $ 237,974      $  (471,344)
 Adjustments to reconcile net income (loss) to net cash                              --------        ---------
   provided by (used in) operating activities:
   Depreciation                                                                       128,269          133,997
   Amortization                                                                       113,273            3,563
   Loss on disposition of property and equipment                                        4,689               --
   Increase (decrease) in cash attributable to changes in assets and liabilities:
   Due from clearing firm                                                             299,141          516,491
   Securities owned                                                                  (153,324)        (258,877)
   Loans receivable - officers                                                             --            6,596
   Employee and broker receivables                                                    122,428          (20,916)
   Other assets                                                                      (794,575)      (1,279,514)
   Deferred income                                                                   (218,752)        (174,110)
   Warrants subject to put options                                                     18,635               --
   Securities sold, not yet purchased                                                  20,030          229,629
   Commissions payable                                                               (407,720)         275,684
   Accounts payable                                                                   851,460        1,009,456
   Accrued expenses                                                                   193,009         (683,014)
   Other liabilities                                                                   67,869          (16,711)
                                                                                      -------        ---------
     Total adjustments                                                                244,432         (257,726)
                                                                                      -------        ---------
     Net cash provided by (used in) operating activities                              482,406         (729,070)
                                                                                      -------        ---------
Cash flows from investing activities:
Additions to property and equipment                                                   (93,872)         (22,028)
                                                                                      -------        ---------
Cash flows from financing activities:
Payment of notes payable                                                                   --          (48,057)
Payments of capital leases                                                            (59,046)         (53,037)
Proceeds from issuance of 6% convertible debentures                                        --          210,000
Payments of preferred stock dividends                                                      --          (24,839)
                                                                                      -------        ---------
     Net cash provided by (used in) financing activities                              (59,046)          84,067
                                                                                      -------        ---------
Net increase (decrease) in cash and cash equivalents                                  329,488         (667,031)
Cash and cash equivalents at beginning of period                                    3,441,743        2,638,819
                                                                                    ---------        ---------
Cash and cash equivalents at end of period                                         $3,771,231       $1,971,788
                                                                                    =========        =========
Supplemental disclosures of cash flow information: Cash paid during the period for:
Interest                                                                          $    13,278     $     19,625
                                                                                    =========        =========
Income taxes                                                                      $    65,324     $     20,170
                                                                                    =========        =========
Noncash financing activity:
Warrants charged to deferred financing costs in
connection with debenture offering                                                $        --     $      2,178
                                                                                    =========        =========

                                              See notes to financial statements.

NOTE 1 -          MANAGEMENT REPRESENTATION

                  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2004 and 2003. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the three-month period ended March 31, 2004, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2004.

NOTE 2 -          STOCK-BASED COMPENSATION

                  The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by FAS No. 123, "Accounting for Stock-Based Compensation," which does not result in compensation cost for stock options. The market value at date of grant of shares of restricted stock is recorded as compensation expense over the period of restriction.

                  The following table illustrates the effect on net earnings and EPS if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the three months ended March 31, 2004 and 2003:

                                                                                   Three months ended March 31,
                                                                                      2004              2003

                  Net income (loss) applicable to common
                    stockholders, as reported                                        $237,974        $(496,183)

                  Deduct:  Total stock based employee compensation
                    expense determined under the fair value based
                    method for all awards, net of tax                                 (63,305)         (22,312)
                                                                                      -------          -------
                  Pro forma net income (loss)                                        $174,669        $(518,495)
                                                                                      =======          =======
                  Income (loss) per share:
                    Basic - as reported                                              $   0.02        $   (0.06)
                    Basic - pro forma                                                $   0.02        $   (0.06)
                    Diluted - as reported                                            $   0.02        $   (0.06)
                    Diluted - pro forma                                              $   0.01        $   (0.06)

                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the three months ended March 31, 2004 (there were no grants during the March 2003 quarter): Dividend yield of 0%; expected volatility of 105%, risk free interest rate of 3.29%, and an expected life of 4 years. The weighted average fair value of options granted during the three months ended March 31, 2004 was $.20.

NOTE 3 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2004 includes two insurance premium financing agreements with current balances of approximately $991,000 and $107,000. The first agreement is payable in seven remaining installments of approximately $144,000; the other agreement is payable in nine remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

NOTE 4 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various plaintiffs as part of a legal settlement (See Note 7). The warrants have been issued in three classes of 250,000 warrants each. Class A warrants have an exercise price of $.40 per share; Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class A warrant holders elect to exercise the remaining warrants in their particular class during the month of June 2004 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

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

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The obligations embodied in the warrants were initially valued at $441,000 using the discounted cash flow method, and assuming that the Company will be required to pay the full cash redemption cost of $600,000. The Company will re-measure the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at March 31, 2004 was $497,701. Changes in value are recognized in earnings as interest expense. The Company has agreed to register all shares of common stock underlying the warrants.

NOTE 5 -          SERIES A PREFERRED STOCK

                  During the quarter ended March 31, 2004, a total of 5,720 preferred shares were converted into 11,440 shares of common stock.

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at March 31, 2004 were approximately $98,000.

NOTE 6 -          EMPLOYMENT AGREEMENTS

                  Effective in January 2004, the board named William Kurinsky Chief Executive Officer, replacing Herb Kurinsky, who has retained the office of Chairman. The board also named
                  Victor K. Kurylak President. In connection with these management changes, the Company entered into new employment agreements with the three executive officers. The agreements provide for annual base salaries of $200,000, $300,000 and $250,000, for the Chairman, CEO and President, respectively, customary fringe benefits, severance, and participation in an executive bonus pool and a corporate finance bonus pool. The agreements have terms of two, five, and three years, respectively, for the Chairman, CEO and President, with a one-year extension provision.

                  The agreements also provide for restricted stock and option grants for the three executives. The Chairman and CEO have each been granted 375,000 restricted shares of common stock with vesting provisions. The President has been granted 250,000 restricted shares of common stock and 500,000 stock options, each with vesting provisions.

                  The Company is amortizing the unvested shares over the respective vesting periods. Amortization of deferred compensation related to these shares was $94,792 for the three months ended March 31, 2004.

NOTE 7 -          LEGAL MATTERS

                  On July 17, 2003, the Company and its broker-dealer subsidiary, First Montauk Securities Corp., entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares (see Note 4).

                  The Company is currently defending seven additional claims relating to the sale of the high-yield bonds. The claimants seek compensatory damages in excess of $3.8 million plus punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

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

                  As of March 31, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 8 -          EARNINGS PER SHARE

                  Basic earnings per share for the three months ended March 31, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the three months ended March 31, 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                                                                   Three months ended March 31,
                                                                                      2004              2003

                  Numerator - basic:

                  Net income (loss)                                                  $237,974        $(471,344)
                  Deduct:  Preferred stock dividends                                  (22,903)         (24,839)
                                                                                   ----------        ---------
                  Numerator for basic earnings per share                             $215,071        $(496,183)
                                                                                   ==========        =========
                  Numerator - diluted:

                  Numerator for basic earnings per share                             $215,071        $(496,183)
                  Add:  Convertible debenture interest, net of tax                     47,548               --
                                                                                   ----------        ---------
                  Numerator for diluted earnings per share                           $262,619        $(496,183)
                                                                                   ==========        =========
                  Denominator:
                  Weighted average common shares outstanding                        9,067,548        8,527,164
                  Effect of dilutive securities:
                    Stock options and warrants                                        214,816               --
                    Restricted shares                                                  78,947               --
                    Convertible debentures                                          6,270,000               --
                                                                                   ----------        ---------
                  Denominator for diluted earnings per share                       15,631,311        8,527,164
                                                                                   ==========        =========
                  The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2004              2003

                  Stock options                                                     3,931,998        3,961,998
                  Warrants                                                          3,660,946        3,221,446
                  Convertible debentures                                                   --        2,480,000
                  Convertible preferred stock                                         610,738          660,500
                  Restricted shares                                                   921,053               --

                  As required by FAS 128, "Earnings per Share", undeclared cumulative preferred dividends for the quarter ended March 31, 2004 were deducted from net income to arrive at the numerator for basic earnings per share.


NOTE 9 -          SUBSEQUENT EVENT

                  In April 2004, the Company agreed to repurchase 54,195 unregistered shares of its common stock from various parties who had received the shares in a legal settlement. The Company paid $.35 per share, or $18,968 in total.

NOTE 10 -         Income taxes

                  The effective tax rate was 0% for the quarter ended March 31, 2004 due to the availability of tax loss carryforwards to offset pre-tax income. For the quarter ended March 31, 2003, the effective tax rate was 0% due to an increase in the tax valuation allowance.

11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Factors Affecting "Forward-Looking Statements"

     From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-K for the year ended December 31, 2003.

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

     Montauk Financial Group has approximately 446 registered representatives and services over 61,000 retail and institutional customers. With the exception of two corporate-leased branch offices, all of our other 153 branch office and satellite locations in 29 states are owned and operated by affiliates; independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate office and one of its two company-leased branch offices.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers Regulation, Inc., the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA. with various floor brokerage and specialist firms providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to other financial services and products.

         Results of Operations

        Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The results of operations for the three months ended March 31, 2004, (the "2004 period"), showed a 72% increase in revenues over the same period in the prior year (the "2003 period"), increasing to $18,821,000, from $10,956,000 in the 2003 period. This is the highest quarterly revenue reported since the March 2000 quarter. For the 2004 period, we reported net income applicable to common stockholders of $238,000, or $0.02 per basic and diluted share, as compared to a net loss applicable to common stockholders reported in the 2003 period, of $496,000, or $0.06 per basic and diluted share.

     The primary source of our revenue is commissions generated from securities transactions, mutual funds and insurance products. Total revenues from commissions increased $5,863,000, or 77%, to $13,512,000 for the 2004 period, from $7,649,000 for the 2003 period.

     Revenues from agency transactions, which consist primarily of equity and option transactions increased $4,643,000, or 96%, from $4,838,000 in the 2003 period to $9,481,000 in the 2004 period. Agency commissions increased from 44% of total revenues in the 2003 period, to 50% of total revenues in the 2004 period. As investors returned to the equity markets, higher volume of transaction business resulted in significant increases in commission revenue.

     Mutual fund revenues increased $426,000, or 35%, to $1,637,000 for the 2004 period when compared to $1,211,000 for the 2003 period. Revenue from insurance commissions also increased during this quarter, posting revenues of $1,188,000 in the 2004 period, up from $887,000 in the 2003 period, an increase of 34%.

     Fees generated from managed accounts have continued to increase over the years. Fee based revenues increased to $590,000 for the first quarter of 2004, an increase of approximately 50% from the 2003 period. As the interest from investors who prefer to pay a fee based on a percentage of asset value, rather than commissions based on transactions, continue to find this type of fee structure appealing, we anticipate this segment of our business to continue to grow.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, increased $715,000, or 32%, from $2,261,000 for the 2003 period to $2,976,000 for the 2004 period.

     Gains from proprietary equity trading increased slightly to $284,000 for the 2004 period, from $271,000 for the same period in 2003. Revenues from customer mark-ups and mark-downs were $1,658,000 for the 2004 period, compared to $812,000 for the 2003 period, as both individual and institutional investors have begun committing new funds to equity securities.

     Revenue from all fixed income sources, which include municipal, government, corporate bonds and unit investment trusts decreased to $962,000, from $1,145,000 for the 2004 period. This decrease is attributable to an overall decline in the fixed income market due to the anticipation of rising interest rates, which has generally had the impact of attracting investors away from fixed income products.

     Investment banking revenues for the 2004 period increased significantly, from $195,000 in the 2003 period, to $1,272,000 in the 2004 period, an increase of $1,077,000. This category includes new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member, and private offerings of securities in which we acted as placement agent. We have benefited by the resurgence of investment banking deals by completing several private offerings during the quarter.

     Interest and other income for the 2004 period totaled $1,061,000, as compared to $850,000 for the 2003 period, an increase of $211,000. Interest income, increased 23%, or $135,000, in 2004, when compared to the 2003 period. Other income increased $76,000 and was primarily related to the recognition of deferred income and recovery of bad debt write-offs. For financial reporting purposes, the cash advances that were received from our clearing firm, Fiserv Securities, Inc., are deferred and amortized on a straight-line basis over the remaining contract term. Other income included amortization of approximately $219,000 and $174,000 in the 2004 period and the 2003 period, respectively.

     Total expenses increased by $7,156,000, or 63%, to $18,583,000 in the 2004 period. Compensation and benefits expense for management, operations and clerical personnel, increased in 2004, from $1,626,000 (15% of revenues) to $1,916,000 (10% of revenues), an increase of $290,000 over the 2003 period. Included in this category are salaries, option compensation, health insurance premiums, payroll taxes and 401(k) contribution accruals. For the 2004 period, amortization of deferred stock compensation was $95,000. This, in addition to the net change in the 401(k) contribution accrual from the 2003 period to the 2004 period, accounted for about two-thirds of the increase. Commission expense, consistently the largest expense category, which is directly related to commission revenue, increased 75%, or $5,605,000, from $7,472,000 for the 2003 period to $13,077,000 for the 2004 period. Commissions as a percentage of total revenues remained relatively constant at 69% for the 2004 period.

     Clearing and floor brokerage costs, which are determined by the volume and type of transactions, increased $221,000, to $789,000 in 2004, from $568,000 in 2003. As a percent of revenues, clearing costs decreased to 4% for the 2004 period, from 5% in the 2003 period. The percentage of clearing costs to gross revenues can fluctuate on an interim basis depending upon the product mix. Certain transactions, such as options and bonds, have a higher execution and clearing cost than other securities.

     Communications and occupancy costs decreased slightly during the 2004 period, from $694,000 in the 2003 period to $679,000 in 2004. As a percentage of revenue, communications and occupancy decreased to 4%, from 6.3% for the 2003 period. The decrease in communication and occupancy costs was primarily related to the elimination and consolidation of telephone services.

     Legal matters and related settlement costs increased by $881,000, to $1,282,000 during the 2004 period, from $401,000 for the same period in 2003. We are currently defending claims relating to the sale of high-yield bonds. The claimants seek compensatory damages in excess of $3.8 million plus punitive damages and the recovery of various costs. We are vigorously defending these actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

     Additionally, we are a respondent or co-respondent in various other legal proceedings that are related to our securities business. We are contesting these claims and believe that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, we believe that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of our securities business.

     In 2004, under the direction of our new president, we have taken a more aggressive approach toward the analysis, management and resolution of our outstanding claims and control over outside legal costs. As of March 31, 2004, we have accrued litigation costs that are probable and can be reasonably
estimated  based  on  a  review  with  outside   counsel  of  existing   claims,
arbitrations and unpaid settlements. We cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us.

     Other operating costs increased $237,000, to $866,000 in the 2004 period, from $629,000 in the 2003 period. Most of this was attributable to a substantial increase in our errors and omission insurance premiums under our renewal policy that became effective in February 2003. While our marketing and promotion expense, delivery costs and recruiting fees increased by about 115%, to $127,000, from $59,000, for the 2004 period, we experienced reductions in our outside professional fees and business travel and entertainment expense of about 31%, from $184,000 in the 2003 period, to $127,000 for the 2004 period.

     The effective tax rate was 0% for the quarter ended March 31, 2004 due to the availability of tax loss carry forwards to offset pre-tax income. For the quarter ended March 31, 2003, the effective tax rate was 0% due to an increase in the tax valuation allowance.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 67% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Overall, cash and cash equivalents increased during the quarter by $329,000. Net cash provided by operating activities during the 2004 period was $482,000, as a result of the net income of $238,000, adjusted by non-cash charges including depreciation and amortization of $246,000, increases in accounts payable, accrued expenses and other liabilities of $1,112,000 and a decrease of $299,000 in the amount due from clearing firm. These increases were partially offset by increases in other assets of $794,000 and decreases in commissions' payable and deferred income of $408,000 and $219,000, respectively.

     As of March 31, 2004, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these matters.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $94,000 during the first quarter of 2004.

     Financing activities required cash of $59,000 solely from the payment of capital leases.

     In connection with a settlement agreement, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The settlement agreement provides that we may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. The first class of warrants is exercisable during June 2004 upon election by a majority of then existing Class A warrant holders. Our maximum obligation under this election can be up to an aggregate amount of $200,000 for the first year. This same financial obligation will continue for the remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

     Premium financing agreements for the renewal of two of our insurance policies had balances at March 31, 2004 of approximately $991,000 and $107,000. The first agreement is payable in seven remaining installments of approximately $144,000; the other agreement is payable in nine remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

Consolidated Contractual Obligations and Lease Commitments

     The tables below summarize information about the consolidated contractual obligations as of March 31, 2004 and the effects these obligations are expected to have on our consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

                                                             Expected Maturity Date
As of March 31, 2004
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Category                              2004              2005             2006      2007         2008      After     Total
                                                                                                          2008
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------

--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Debt Obligations            0               0                 0                $1,030,000  $2,105,000     0      $3,135,000
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Capital Lease Obligations   $ 98,141        $45,624           0                0           0              0      $143,765
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Operating Lease             $798,000        $296,302          $169,500         0           0              0      $1,263,802
Obligations
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Purchase Obligations        0               0                 0                0           0              0     0
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Other Long-Term             $200,000(1)     $200,000(1)       $200,000(1)      $875,000(2) $875,000(2)   $1,605,116(2) $600,000(1)
Obligations  Reflected  on  $656,256(2)     $875,000(2)       $875,000(2)                                              $5,761,372(2)
Balance Sheet under GAAP
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------
Total                       $1,752,397      $1,416,926        $1,244,500       $1,905,000  $2,980,000     $1,605,116  $10,903,939
--------------------------- --------------- ----------------- ---------------- ----------- -------------- ----- ----------------



     (1) Expected  payment  obligations  embodied in the warrants subject to put
options.   For  more  detailed  information  please  refer  to  Note  4  of  the consolidated financial statements.

     (2) We are obligated to repay any unearned portion of payments received from our clearing firm in connection with the financing agreement entered into in November 2000, in the event we fail to achieve certain minimum performance criteria by the end of the agreement, or terminate the agreement under certain circumstances prior to expiration.

Net Capital

     At March 31, 2004, Montauk Financial Group had net capital of $1,206,660, which was $748,064 in excess of its required net capital of $458,596, and the ratio of aggregate indebtedness to net capital was 5.7 to 1.

Series A Preferred Stock

     In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. (See Note 5 to the consolidated financial statements).

         During the quarter ended March 31, 2004, a total of 5,720 preferred shares were converted into 11,440 shares of common stock. As of March 31, 2004, we have 305,369 Series A Preferred shares issued and outstanding.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.


         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2003 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Item 3.  Risk Management

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

     Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At March 31, 2004 and December 31, 2003, the balances of our securities positions owned and sold, not yet purchased were approximately $323,000 and $89,000, and $169,500 and $69,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of our Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, the chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to him in a timely fashion.

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

Item 2.  Changes in Securities

     During the quarter, we issued an aggregate of 1,000,000 restricted common shares to our three top executives in conjunction with their new Employment Agreements. The Chairman and CEO have each been granted 375,000 restricted shares of common stock with vesting provisions. The President has been granted 250,000 restricted shares of common stock with vesting provisions.

Item 5.  Other Information.

Suspension of Preferred Stock Dividend

     The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Currently, the Company is unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accumulate on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Item 6.           Exhibits and Reports on Form 8-K.

(a)         Exhibits

            Exhibit 31.1 - Section 302 Certification of Victor K. Kurylak,
                           President and Chief Operating Officer

            Exhibit 31.2 - Section 302 Certification of William J. Kurinsky,
                           Chief Financial Officer

            Exhibit 32.1 - Certification pursuant to Section 1350 pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 by Victor K. Kurylak

            Exhibit 32.2 - Certification pursuant to Section 1350 pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 by William J. Kurinsky

(b) Reports on Form 8-K.

         Date of Report: January 5, 2004
         Items Reported: Item 5 Other Events and Required FD Disclosure and
         Item 7 Financial Statements, Pro Forma Financial Statements and
         Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)



Dated: May 17, 2004                     /s/ William J. Kurinsky
                                        ----------------------------------
                                        William J. Kurinsky
                                        Secretary/Treasurer
                                        Chief Financial Officer and
                                        Principal Accounting Officer



                                        /s/ Victor K. Kurylak
                                        ----------------------------------
                                        Victor K. Kurylak
                                        President and Chief Operating Officer

21
                                                                 Exhibit 31.1


                                  CERTIFICATION

         I, Victor K. Kurylak, President, certify that:


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

     b)   (Not applicable).

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant' most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 17, 2004



/s/ Victor K. Kurylak
----------------------------
VICTOR K. KURYLAK
PRESIDENT

22
                                                                Exhibit 31.2



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

     b)   (Not applicable).

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


Date:  May 17, 2004



------------------------------
/s/ William J. Kurinsky
WILLIAM J. KURINSKY
CHIEF FINANCIAL OFFICER

                                                             Exhibit 32.1



     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



------------------------------------
/s/ Victor K. Kurylak
Victor K. Kurylak
President and Chief Operating Officer
May 17, 2004

                                                             Exhibit 32.2



     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



----------------------------------
/s/ William J. Kurinsky
William J. Kurinsky
Chief Financial Officer
May 17, 2004