Form 10-Q
period 2004-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2004-08-16
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

     10,076,926 Common Shares, no par value, were outstanding as of August 16, 2004.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                                  JUNE 30, 2004





                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2004 and December 31, 2003..................     3

           Consolidated Statements of Income (Loss) for the Six Months
           and Three months Ended June 30, 2004 and 2003...............     4

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2004 and 2003 ...................     5

            Notes to Consolidated Financial Statements ................  6-10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................. 11-16

         Item 3.  Risk Management........................................  16

         Item 4.  Controls and Procedures................................  17

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings.....................................   18

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities........................   18

         Item 3.  Defaults Upon Senior Securities.......................   19

         Item 4.  Submission of Matters to a Vote of Securities Holders.   19

         Item 5.  Other Information.....................................   19

         Item 6.  Exhibits and Reports on Form 8-K......................   20

         Signatures ....................................................   21

         Officers' Certifications.......................................22-25

03

                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           June 30,                December 31,
                                                                                             2004                     2003
                                                                                          (unaudited)
          ASSETS
          Cash and cash equivalents                                                           $ 2,066,319              $ 3,441,743
          Due from clearing firm                                                                4,916,596                5,219,267
          Securities owned, at market value                                                       425,435                  169,534
          Employee and broker receivables                                                         713,764                1,052,317
          Property and equipment - net                                                            915,602                1,052,564
          Other assets                                                                          2,024,043                1,661,351

                                                                                      --------------------     --------------------
                Total Assets                                                                 $ 11,061,759             $ 12,596,776
                                                                                      ====================     ====================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

          LIABILITIES
          Deferred income                                                                     $ 5,542,620              $ 5,980,124
          6% convertible debentures                                                             3,135,000                3,135,000
          Warrants subject to put options                                                         517,565                  479,066
          Securities sold, not yet purchased, at market value                                     281,309                   69,330
          Commissions payable                                                                   2,399,739                4,077,803
          Accounts payable                                                                      1,321,522                  980,483
          Accrued expenses                                                                      1,456,426                1,803,973
          Capital leases payable                                                                   30,880                  122,733
          Other liabilities                                                                        18,881                   35,703
                                                                                      --------------------     --------------------

                Total liabilities                                                              14,703,942               16,684,215
                                                                                      --------------------     --------------------

          Commitments and contingencies (See Notes)

          STOCKHOLDERS' DEFICIT
          Preferred Stock, 4,375,000 shares authorized, $.10 par
             value, no shares issued and outstanding
          Series A Convertible Preferred Stock, 625,000 shares authorized,
             $.10 par value, 301,272 and 311,089 shares issued and
             outstanding, respectively; liquidation preference:  $1,506,360                        30,127                   31,109
          Common Stock, no par value, 30,000,000 shares authorized,
             10,024,901 and 9,065,486 shares issued and outstanding,
             respectively                                                                       3,903,132                3,578,136
          Additional paid-in capital                                                            4,071,332                4,097,309
          Accumulated deficit                                                                 (11,415,839)             (11,678,659)
             Less:  Deferred compensation                                                        (230,935)                (115,334)
                                                                                      --------------------     --------------------

                Total stockholders' deficit                                                    (3,642,183)              (4,087,439)
                                                                                      --------------------     --------------------

                Total liabilities and stockholders' deficit                                  $ 11,061,759             $ 12,596,776
                                                                                      ====================     ====================





                                                     See notes to financial statements.

04

                                          FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                            Six months ended June 30,                Three months ended June 30,
                                                             2004                2003                   2004              2003
                                                         (unaudited)         (unaudited)            (unaudited)        (unaudited)

Revenues:

Commissions                                               $23,751,638         $18,891,411              $10,239,260      $11,242,152
Principal transactions                                      5,052,148           5,503,426                2,076,337        3,242,096
Investment banking                                          2,070,446             363,415                  798,558          168,087
Interest and other income                                   2,188,858           2,100,385                1,127,529        1,250,135
                                                         -------------       -------------        -----------------   --------------

     Total Revenue                                         33,063,090          26,858,637               14,241,684       15,902,470
                                                         -------------       -------------        -----------------   --------------

Expenses:

Commissions, employee compensation and benefits            26,230,239          21,481,549               11,342,374       12,383,927
Clearing and floor brokerage                                1,441,533           1,357,882                  652,340          789,612
Communications and occupancy                                1,384,844           1,374,148                  706,163          680,569
Legal matters and related costs                             1,782,004           2,845,120                  500,061        2,444,054
Other operating expenses                                    1,801,439           1,533,193                  935,643          904,032
Interest                                                      160,211              77,557                   80,257           39,744
                                                         -------------       -------------        -----------------   --------------

     Total Expenses                                        32,800,270          28,669,449               14,216,838       17,241,938
                                                         -------------       -------------        -----------------   --------------

Net income (loss)                                           $ 262,820         $(1,810,812)                $ 24,846     $ (1,339,468)
                                                         =============       =============        =================   ==============

Net income (loss) applicable to common stockholders         $ 217,322         $(1,835,651)                 $ 2,251     $ (1,339,468)
                                                         =============       =============        =================   ==============

Earnings (loss) per share:
  Basic                                                        $ 0.02             $ (0.21)                  $ 0.00          $ (0.16)
  Diluted                                                      $ 0.02             $ (0.21)                  $ 0.00          $ (0.16)

Weighted average number of shares of stock outstanding:
  Basic                                                     9,598,100           8,527,164                9,587,133        8,527,164
  Diluted                                                  16,048,897           8,527,164                9,738,345        8,527,164





                                                See notes to financial statements.

05

                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Six months ended June 30,
                                                                                               2004               2003
                                                                                           (unaudited)         (unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
 Net income (loss)                                                                             $ 262,820         $(1,810,812)
Adjustments to reconcile net income (loss) to net cash
 (used in) operating activities:
 Depreciation                                                                                    260,495             260,077
 Amortization                                                                                    220,011              11,304
 Loss on disposition of property and equipment                                                     4,690                ---
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                          302,671            (555,193)
 Securities owned                                                                               (255,901)           (306,049)
 Loans receivable - officers                                                                       ---                13,316
 Employee and broker receivables                                                                 338,553             (62,072)
 Other assets                                                                                   (379,105)         (1,097,303)
 Deferred income                                                                                (437,504)           (348,219)
 Warrants subject to put options                                                                  38,499               ---
 Securities sold, not yet purchased                                                              211,979             412,288
 Commissions payable                                                                          (1,678,064)          2,046,111
 Accounts payable                                                                                341,039             740,706
 Accrued expenses                                                                               (347,547)            668,570
 Other liabilities                                                                               (16,822)            (21,774)
                                                                                          ---------------    ----------------
    Net cash (used in) operating activities                                                   (1,134,186)            (49,050)
                                                                                          ---------------    ----------------

Cash flows from investing activities:
 Additions to property and equipment                                                            (128,223)            (56,687)
                                                                                          ---------------    ----------------
    Net cash (used in) financing activities                                                     (128,223)            (56,687)
                                                                                          ---------------    ----------------


Cash flows from financing activities:
Payment of notes payable                                                                          ---                (48,057)
 Payments of capital leases                                                                      (91,853)           (107,513)
 Repurchase of common shares                                                                     (21,162)              ---
 Proceeds from issuance of 6% convertible debentures                                              ---                210,000
                                                                                          ---------------    ----------------
    Net cash (used in) provided by financing activities                                         (113,015)             54,430
                                                                                          ---------------    ----------------

Net (decrease) in cash and cash equivalents                                                   (1,375,424)            (51,307)
Cash and cash equivalents at beginning of period                                               3,441,743           2,638,819
                                                                                          ---------------    ----------------

Cash and cash equivalents at end of period                                                   $ 2,066,319         $ 2,587,512
                                                                                          ===============    ================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                      $ 144,989            $ 62,146
                                                                                          ===============    ================
 Income taxes                                                                                   $ 85,724            $ 20,170
                                                                                          ===============    ================

Noncash financing activity:
 Warrants charged to deferred financing costs in
 connection with debenture offering                                                        $       ---               $ 2,178
                                                                                          ===============    ================


                                     See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      MANAGEMENT REPRESENTATION

                  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at June 30, 2004 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the six-month and three-month periods ended June 30, 2004, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2004.

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


                  The following table illustrates the effect on net earnings and EPS if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the six and three month periods ended June 30, 2004 and 2003:

                                                     Six months ended            Three months ended
                                                          June 30,                    June 30,
                                                   2004             2003        2004            2003
                                                   ----             ----        ----            ----

Net income (loss) applicable to
 common stockholders, as reported                $217,322       (1,835,651)   $ 2,251       $(1,339,468)

Deduct:  Total stock based
 compensation expense determined
 under the fair value based method
 for all awards, net of tax                     (105,723)          (40,671)   (42,418)          (18,359)
                                                ---------          -------     -------           -------

Pro forma net income (loss)                     $111,599       $(1,876,322)  $(40,167)      $(1,357,827)
                                                 =======        ===========   =========      ===========

Income (loss) per share:
  Basic - as reported                               $.02            $(0.21)      $.00       $(.016)
  Basic -  pro forma                                 .01             (0.22)       .00        (.016)
  Diluted - as reported                              .02             (0.21)       .00        (.016)
  Diluted - pro forma                                .01             (0.22)       .00        (.016)

                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the six months ended June 30, 2004: Dividend yield of 0%; expected volatility of 105%, risk free interest rate of 3.15%, and an expected life of 4 years. The weighted average fair value of options granted during the six and three months ended June 30, 2004 was $.20 and $.26, respectively.

NOTE 3 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2004 includes two insurance premium financing agreements with current balances of approximately $569,367 and $71,390. The first agreement is payable in four remaining installments of approximately $144,000; the other agreement is payable in six remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

NOTE 4 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various plaintiffs as part of a legal settlement (See Note 7). The warrants have been issued in three classes of 250,000 warrants each. Class A warrants have an exercise price of $.40 per share; Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class A warrant holders elected to exercise the remaining warrants in their particular class during the month of June 2004 (the "Required Exercise Event"), the claimants, upon exercising their warrants, would be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

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

                  On June 30, 2004, the Company received notice from the majority of the warrant holders electing to exercise all of the Class A warrants. Pursuant to the terms of the Warrant Agreement, because the market price was below the warrant exercise price, the Company was required to redeem all of the outstanding Class A warrants. Subsequent to the balance sheet date, the Company paid $200,000 to the warrant holders for the redemption of all of the Class A warrants.

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The obligations embodied in the warrants were initially valued at $441,016 using the discounted cash flow method, and assuming that the Company will be required to pay the full cash redemption cost of $600,000. The Company will re-measure the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at June 30, 2004 was $517,565. Changes in value are recognized in earnings as interest expense.

NOTE 5 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2004, a total of 4,097 preferred shares were converted into 8,194 shares of common stock.

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at June 30, 2004 were approximately $121,000.

NOTE 6 -          EMPLOYMENT AGREEMENTS

                  Effective in January 2004, the board named William Kurinsky Chief Executive Officer, replacing Herb Kurinsky, who has retained the office of Chairman. The board also named Victor
                  K. Kurylak President. In connection with these management changes, the Company entered into new employment agreements with the three executive officers. The agreements provide for annual base salaries of $200,000, $300,000 and $250,000, for the Chairman, CEO and President, respectively, customary fringe benefits, severance, and participation in an executive bonus pool and a corporate finance bonus pool. The agreements have terms of three, five and two years, respectively, for the Chairman, CEO and President, with a one-year extension provision.

                  The agreements also provide for restricted stock and option grants for the three executives. The Chairman and CEO have each been granted 375,000 restricted shares of common stock with vesting provisions. The President has been granted 250,000 restricted shares of common stock and 500,000 stock options, each with vesting provisions.

                  The Company is amortizing the unvested shares over the respective vesting periods. Amortization of deferred compensation related to these shares was $189,583 and $94,762 for the six and three months ended June 30, 2004, respectively.

NOTE 7 -          LEGAL MATTERS

                  On July 17, 2003, the Company and its broker-dealer subsidiary, First Montauk Securities Corp., entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covered eleven separate claims, which sought an aggregate of approximately $12.3 million in damages. The settlement provided for the Company to pay an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares (see Note 4).

                  The Company is a respondent or co-respondent in various legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  During the quarter, the Company settled, or otherwise resolved, arbitrations and lawsuits that required the payment of $961,000, a portion of which was accrued for in prior quarters. As of June 30, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 8 -          EARNINGS PER SHARE

                  Basic earnings per share for the six and three months ended June 30, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the six and three months ended June 30, 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                        Six months ended                  Three months ended
                                            June 30                            June 30
                                 2004                  2003           2004                 2003
                                 ----                  ----           ----                 ----
Numerator - basic:
Net income (loss)             $ 262,820            $(1,810,812)    $ 24,846             $(1,339,468)
Deduct:  preferred stock
         dividends              (45,498)               (24,839)     (22,595)                 --
                                --------             ---------      -------              -----------


Numerator for basic
  earnings per share          $ 217,322            $(1,835,651)    $  2,251             $ (1,339,468)
                                =======             ===========      ======               ===========

Numerator - diluted:

Numerator for basic
  earnings per share          $ 217,322            $(1,835,651)    $  2,251             $ (1,339,468)
Add: convertible debenture
  interest, net of tax           95,096                 --            --                      --
                              ----------            -----------     --------             ------------

Numerator for diluted         $ 312,418            $(1,835,651)    $  2,251             $ (1,339,468)
                              =========             ===========     ========             ============
  earnings per share

Denominator:
Weighted average common
  shares outstanding          9,598,100              8,527,164    9,587,133                8,527,164
Effect of dilutive securities:
     Stock options and warrants 180,797                 --          151,212                   --
     Restricted shares            --                    --            --                      --
     Convertible debentures   6,270,000                 --            --                      --
                              ---------              ----------   ----------             -------------


Denominator for diluted
 earnings per share          16,048,897              8,527,164    9,738,345                8,527,164
                             ==========              =========    =========                =========


                  Potential common shares are excluded from the dilutive per share computation for the six and three months ended June 30, 2003 due to operating losses. The following securities have been excluded from the dilutive per share computation for the six and three months ended June 30, 2004, as they are antidilutive:

                                          Six months ended          Three months ended
                                           June 30, 2004              June 30, 2004
                                            -------------              -------------

Stock options                                3,798,998                   3,798,998
Warrants                                     3,410,946                   3,410,946
Convertible debt                                 --                      6,270,000
Convertible preferred stock                    602,544                     602,544
Restricted shares                              458,322                     458,322



NOTE 9 -          REPURCHASE OF COMMON SHARES

                  During the period, the Company repurchased 60,217 unregistered shares of its common stock from various parties who had received the shares in a legal settlement. The Company paid $.35 per share, plus interest, or $21,162 in total. In accordance with the New Jersey Business Corporation Act, these shares have been effectively cancelled as of the balance sheet date.


NOTE 10 -         SUBSEQUENT EVENT

                  In August 2004, the Company redeemed all 250,000 Class A warrants issued in July 2003 in connection with a legal settlement. The Company paid $200,000 to various warrantholders for the redemption.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting "Forward-Looking Statements"

     From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-K for the year ended December 31, 2003 and our other periodic reports as filed with the Commission.

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

     Montauk Financial Group has approximately 413 registered representatives and services over 61,000 retail and institutional customers. With the exception of two corporate-leased branch offices, all of our other 153 branch office and satellite locations in 29 states are owned and operated by affiliates; independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate office and one of its two company-leased branch offices.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers Regulation, Inc., the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA, with various floor brokerage and specialist firms providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to other financial services and products.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

     The results of operations for the three months ended June 30, 2004, (the "2004 quarter"), showed a 10% decrease in revenues over the same quarter in the prior year (the "2003 quarter"), decreasing to $14,242,000, from $15,902,000 in the 2003 quarter. Our revenues and operating results are influenced by general economic and market conditions, particularly conditions in the equity market. Uncertainty about interest rates, the upcoming election and the continued threat of terrorism have all contributed to the lack of investor confidence in the markets and reduced overall volume. For the 2004 quarter, we reported net income applicable to common stockholders of $2,251, or $0.00 per basic and diluted share, as compared to a net loss applicable to common stockholders reported in the 2003 quarter, of $1,339,000, or ($0.16) per basic and diluted share.

     The results of operations for the six months ended June 30, 2004, (the "2004 period"), showed a 23% increase in revenues over the same period in the prior year (the "2003 period"), increasing to $33,063,000, from $26,859,000 in the 2003 period. For the 2004 period, we reported net income applicable to common stockholders of $217,322, or $.02 per basic and diluted share, as compared to a net loss applicable to common stockholder reported in the 2003 period, of $1,835,651, or ($0.21) per basic and diluted share.

     The primary source of our revenue is commissions generated from securities transactions, mutual funds, insurance products and fees from managed accounts. Total revenues from commissions decreased $1,003,000, or 9%, to $10,239,000 for the 2004 quarter, from $11,242,000 for the 2003 quarter, but increased 26% for the 2004 period, to $23,752,000 from $18,891,000, when compared to the 2003 period.

     Revenues from agency securities transactions, which consist primarily of equity and option transactions, decreased $828,000, or 11%, from $7,449,000 in the 2003 quarter to $6,621,000 in the 2004 quarter. Agency commissions, as a percentage of total revenues, remained constant at 47%. For the first six months of 2004, agency commissions were $16,102,000, as compared to $12,287,000, for the same period in 2003, an increase of 31%. Agency commissions, as a percentage of total revenues, increased to 49% from 46% when comparing these two periods.

     Fees generated from managed accounts have continued to increase. Fee-based revenues increased to $681,000 for the 2004 quarter and $1,304,000 for the 2004 period, an increase of approximately 57% and 53%, respectively, when compared to the same periods in 2003. As more of our financial professionals move investor capital from commission based transactional business to fees based on a percentage of asset value, this segment of our business will continue to grow.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $1,166,000, or 36%, from $3,242,000 for the 2003 quarter to $2,076,000 for the 2004 quarter. For the 2004 period, this same category decreased from $5,503,000 in the 2003 period, to $5,052,000 in the 2004 period, a decrease of 8%.

     Investment banking revenues for the 2004 quarter increased from $168,000 in the 2003 quarter, to $798,000 in the 2004 quarter, an increase of 375%. Revenues for the 2004 period were $2,070,000, an increase of $1,707,000, or 470% over the 2003 period. This category includes new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member, and private offerings of securities in which we acted as placement agent. We have benefited by the resurgence of investment banking deals by completing several private offerings during the three and six month periods.

     Interest and other income for the 2004 quarter totaled $1,128,000, as compared to $1,250,000 for the 2003 quarter, and $2,189,000 versus $2,100,000 for the 2004 and 2003 periods, respectively. Interest income increased 11%, or $70,000, in 2004, when compared to the 2003 quarter and 16%, or $199,000, when compared to the 2003 period. Other income decreased $192,000 for the 2004 quarter and $110,000 for the 2004 period when compared to the same periods in 2003 and was primarily related to the decrease in recovery of bad debt write-offs, offset by the increase in recognition of deferred income. Cash advances that were received from our clearing firm, Fiserv Securities, Inc., are deferred and amortized on a straight-line basis over the remaining contract term. Other income included amortization of deferred revenue of approximately $219,000 and $174,000 in the 2004 and 2003 quarters, respectively and $437,000 and $348,000 in the 2004 and 2003 periods, respectively.

     Total expenses decreased by $3,025,000, or 18%, to $14,217,000 in the 2004 quarter. For the 2004 period, total expenses increased by 14%, to $32,800,000, from $28,669,000 in the 2003 period. Compensation and benefits expense for management, operations and clerical personnel increased for the 2004 quarter, to $1,781,000 (12% of revenues) from $1,645,000 (10% of revenues), an increase of $136,000 over the 2003 quarter. Included in this category are salaries, option compensation, health insurance premiums, payroll taxes and 401(k) contribution accruals. For the 2004 quarter, the increase was primarily attributable to the amortization of deferred stock compensation. For the 2004 period, this same category of expense was $3,700,000, compared to $3,276,000 for the 2003 period. Amortization of deferred stock compensation and severance payments accounted for the largest portion of the increase between the two periods.

     Commission expense, consistently the largest expense category, which is directly related to commission revenue, decreased 11%, or $1,177,000, from $10,738,000 for the 2003 quarter to $9,561,000 for the 2004 quarter. Commission expense for the 2004 period increased to $22,530,000, from $18,206,000 in the 2003 period, an increase of $4,324,000, or 24%.

     Clearing and floor brokerage costs which are determined by the volume and type of transactions, decreased $138,000, to $652,000 for the 2004 quarter, from $790,000 for the 2003 quarter. For the 2004 period these costs increased
$84,000,  to  $1,442,000,  from the 2003 period  costs of  $1,358,000.  Clearing costs, as a percentage of gross revenues, can fluctuate on an interim basis depending upon the product mix.

     Communications and occupancy costs increased during the 2004 quarter, from $681,000 in the 2003 quarter to $706,000 in the 2004 quarter. For the six months ended June 30, 2004, these costs increased slightly to $1,385,000 from $1,374,000 for the same period in 2003. The increase in communication and occupancy costs for both periods was primarily related to increases in equipment rental and market data services.

     The expense area that has decreased most dramatically in 2004 to date was costs related to legal matters and settlements. These costs decreased by $1,944,000, to $500,000 during the 2004 quarter, from $2,444,000 for the same quarter in 2003. For the six month period of 2004, the decrease was $1,063,000 compared to the same six month period in 2003. In 2004, we implemented new procedures related to the analysis, management and resolution of our outstanding claims and control over outside legal costs.

     We are a respondent or co-respondent in various legal proceedings that are related to our securities business. We are contesting these claims and believe that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, we believe that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual quarter, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of our securities business.

     As of June 30, 2004, we have accrued litigation costs that are probable and can be reasonably estimated based on a review with outside counsel of existing claims, arbitrations and unpaid settlements. We cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of claims pending against us.

     Other operating costs increased $32,000, to $936,000 in the 2004 quarter, from $904,000 in the 2003 quarter. For the six month period ending June 30, 2004 and 2003, these expenses were $1,801,000 and $1,533,000, respectively, an increase of $268,000. This increase was primarily attributable to a substantial increase in our errors and omission insurance premiums under our initial renewal policy that became effective in February 2003.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 67% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. Overall, cash and cash equivalents decreased during the period by $1,375,000. Net cash required by operating activities during the 2004 period was $1,134,000, as a result of the net income of $263,000, adjusted by non-cash charges including depreciation and amortization of $480,000, increases in securities sold of $212,000 and warrants subject to put options of $38,000 and decreases in the amount owed from our clearing firm and employee and broker receivables of $303,000 and $338,000, respectively. These increases in cash were offset by increases in securities owned of $256,000, other assets of $379,000 and decreases in commissions' payable and deferred income of $1,678,000 and $437,000, respectively.

     As of June 30, 2004, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these matters.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $128,000 during the first six months of 2004. We anticipate additions to capital expenditures for the remaining six months of 2004 to be about $150,000.

     Financing  activities  consumed  cash  of  $113,000  for the  2004  period.
Payments of capital leases were $92,000. In addition, during the period, we repurchased 60,217 unregistered shares of our common stock from various parties who had received the shares in a legal settlement for $21,162, including interest.

     In connection with a settlement agreement, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The settlement agreement provides that we may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, we would be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which we receive notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price. On June 30, 2004, we received notice from the majority of the warrant holders electing to exercise all of the Class A warrants. Pursuant to the terms of the Warrant Agreement, because the market price was below the warrant exercise price, we were required to redeem all of the outstanding Class A warrants. In August 2004, we paid $200,000 to the warrant holders for the redemption of all of the Class A warrants. This same potential financial obligation will continue for the remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively.

     Premium financing agreements for the renewal of two of our insurance policies had balances at June 30, 2004 of approximately $569,000 and $71,000. The first agreement is payable in four remaining installments of approximately $144,000; the other agreement is payable in six remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

Consolidated Contractual Obligations and Lease Commitments

     The tables below summarize information about the consolidated contractual obligations as of June 30, 2004 and the effects these obligations are expected to have on our consolidated liquidity and cash flows in future years. These tables do not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of June 30, 2004
                                                                 Expected Maturity Date
------------------------ --------------  -------------   ------------- -----------  ------------  ------------   ---------------
Category                  2004            2005             2006           2007           2008     After 2008        Total
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------

------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Debt Obligations          0               0               0            $1,030,000    $2,105,000    0              $3,135,000
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Capital Lease            $   23,568      $   15,712         0           0            0             0              $   39,280
Obligations
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Operating Lease          $  798,000      $  296,302        $169,500     0            0             0               $1,263,802
Obligations
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
Purchase Obligations      0               0               0             0            0             0                0
------------------------ -------------   -------------   ------------- ---- ------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
Other Long-Term          $  437,504(2)   $  200,000(1)     $200,000(1) $875,000(2)   $875,000(2)  $1,605,116(2)  $   400,000(1)
Obligations Reflected                    $  875,000(2)     $875,000(2)                                            $5,542,620(2)
on Balance Sheet under
GAAP
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------

------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
Total                    $1,752,397      $1,416,926      $1,244,500     $1,905,000   $2,980,000   $1,605,116      $10,903,939
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------

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

Net Capital

     At June 30, 2004, Montauk Financial Group had net capital of $1,286,917, which was $960,616 in excess of its required net capital of $326,301, and the ratio of aggregate indebtedness to net capital was 3.8 to 1.

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

     During the quarter, a total of 4,097 preferred shares were converted into 8,194 shares of common stock. As of June 30, 2004, we have 301,272 Series A Preferred shares issued and outstanding. The accrued cumulative dividends not yet declared as of June 30, 2004, is approximately $121,000.

Application of Critical Accounting Policies

     Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

     For a complete discussion of our significant accounting policies, which management does not feel has changed during the six month period ended June 30, 2004, see "Management Discussion and Analysis" and "Notes to the Consolidated
Financial Statements" in our 2003 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Item 3.  Risk Management

     Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage the various types of risk involved in our activities is critical to our soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: market, credit, operational and legal. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Our risk management policies and procedures are subject to ongoing review and modification.

     Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, prices or changes in credit rating of issuers of debt securities.
This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At June 30, 2004 and December 31, 2003, the balances of our securities positions owned and sold, not yet purchased were approximately $425,000 and $281,000, and $170,000 and $69,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

     Legal Risk. Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, anti money-laundering and record keeping. In addition, our legal risk includes substantial risks of liability arising from litigation and arbitration. As an underwriter, a broker-dealer and an investment adviser, we may be exposed to substantial liability under federal and state securities and other laws, including those relating to underwriters' liability in securities offerings. Further, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

18
                                     PART II

                                OTHER INFORMATION

Item 1.  Legal proceedings

     The Company is a respondent or co-respondent in various legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

     During the quarter, the Company settled, or otherwise resolved, arbitrations and lawsuits that required the payment of $961,000, a portion of which was accrued for in prior quarters. As of June 30, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d) Not applicable.

(e) During the quarter ended June 30, 2004, the Company purchased the following equity securities:

-------------------- ------------------ -------------------- ------------------------- -------------------------------
                                                               (c) Total Number of      (d) Maximum Number (or
                     (a) Total                                 Shares Purchased as     Approximate Dollar Value)
                     Number of            (b) Average           Part of Publicly       of Shares that May Yet Be
                     Shares               Price Paid per        Announced Plans or     Purchased Under the Plans
                     Purchased                Share                 Programs                  or Programs
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
April 1, 2004            56,905(1)             $.35                     0                           N/A
through April 30,
2004
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
May 1, 2004                  0                   0                      0                           N/A
through May 31,
2004
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
June 1, 2004             3,312(1)              $.35                     0                           N/A
through June 30,
2004
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
Total
-------------------- ------------------ -------------------- ------------------------- -------------------------------

(1) Represents our repurchase of 60,217 shares of common stock, which was not part of a publicly announced plan or program. Does not include our redemption of 250,000 Class A Warrants, as described in the "Liquidity and Capital Resources" section of Item 2 of Part I of this Quarterly Report on Form 10-Q, which event occurred subsequent to end of the fiscal quarter covered by this report.

Item 3.  Defaults Upon Senior Securities:

None.

Item 4.  Submission of Matters to a Vote of Securities Holders:

     We held our Annual Meeting of shareholders on June 25, 2004. As of the record date of May 14, 2004, there were 10,076,926 shares outstanding and eligible to vote at the Annual Meeting. A total of 8,328,501 shares of our common stock were present or represented by proxy at the meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following two Class II Directors, both of whom were re-elected as Class II Directors by the shareholders for a three year term:



------------------------------- ---------------------------- ---------------------------- ----------------------------

       Name of Nominee              Votes Cast In Favor            Votes Withheld                 % In Favor
       ---------------              -------------------            --------------                 ----------

------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

  Norma Doxey                            8,222,567                     57,608                        98.73

------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------

  Barry D. Shapiro                       8,217,067                     38,608                        98.66

------------------------------- ---------------------------- ---------------------------- ----------------------------

Herbert Kurinsky, William J. Kurinsky and Ward R. Jones, Jr. all continue as directors of First Montauk.

Item 5.  Other Information.

     The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Since the second quarter of 2003, the Company has been unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities.
Dividends will continue to accumulate on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act.

Item 6.  Exhibits and Reports on Form 8-K:

(a) Exhibits

     The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------

*31.1             Certification of President and Chief Operating Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------

*31.2             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------

*32.1             Certification of President and Chief Operating Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------

*32.2             Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------- ----------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K

During the quarter ended June 30, 2004 we filed the following reports on Form
8-K:


--------------------------- ----------- -----------------------------------------------------------------------

Date of Report              Item(s)     Description

--------------------------- ----------- -----------------------------------------------------------------------

--------------------------- ----------- -----------------------------------------------------------------------

April 2, 2004               7, 12       Announcement  of  fiscal  year end  financial  information,  including related press release.

--------------------------- ----------- -----------------------------------------------------------------------

May 20, 2004                7, 12       Announcement of quarterly  financial  information,  including  related press release.

--------------------------- ----------- -----------------------------------------------------------------------
--------------------------- ----------- -----------------------------------------------------------------------

--------------------------- ----------- -----------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)




Dated: August 16, 2004                          /s/ William J. Kurinsky
                                                --------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer


                                                /s/ Victor K. Kurylak
                                                --------------------------------
                                                Victor K. Kurylak
                                                President

                                                                   Exhibit 31.1


                                  CERTIFICATION

         I, Victor K. Kurylak, President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the quarter covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the quarters presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the quarter in which this report is being prepared;

         b)       (Not applicable).

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:  August 16, 2004




/s/ Victor K. Kurylak
--------------------------------------------
VICTOR K. KURYLAK
PRESIDENT

                                                                   Exhibit 31.2



                                  CERTIFICATION

         I, William J. Kurinsky, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Montauk Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the quarter covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the quarters presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the quarter in which this report is being prepared;

         b)       (Not applicable).

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date:  August 16, 2004




/s/ William J. Kurinsky
--------------------------------------------
WILLIAM J. KURINSKY
CHIEF FINANCIAL OFFICER

                                                                  Exhibit 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Victor K. Kurylak
-------------------------------------
Victor K. Kurylak
President and Chief Operating Officer
August 16, 2004

                                                                  Exhibit 32.2



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ William J. Kurinsky
-------------------------------------
William J. Kurinsky
Chief Financial Officer
August 16, 2004