Form 10-Q/A
period 2004-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2004-08-19
CIK 83125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
-------------------------------------------------------------------------------

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

                                  Yes No__X__

APPLICABLE ONLY TO CORPORATE ISSUERS:

     10,076,926 Common Shares, no par value, were outstanding as of August 19, 2004.

                                Explanatory Note

This Amendment Number 1 to the Quarterly Report on Form 10-Q/A of First Montauk Financial Corp. for the fiscal quarter ended June 30, 2004 is being filed in order to correct certain numbers in the Consolidated Contractual Obligations and Lease Commitments chart which were reported incorrectly.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q/A

                                  JUNE 30, 2004





                                      INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION:

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................... 4-9

PART II.  OTHER INFORMATION:

         Item 6.  Exhibits and Reports on Form 8-K......................   10

         Signatures ....................................................   11

         Officers' Certifications.......................................12-15

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

As of June 30, 2004
                                                                 Expected Maturity Date
------------------------ --------------  -------------   ------------- -----------  ------------  ------------   ---------------
Category                  2004            2005             2006           2007           2008     After 2008        Total
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------

------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Debt Obligations          0               0               0            $1,030,000    $2,105,000    0              $3,135,000
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Capital Lease            $   23,568      $   15,712         0           0            0             0              $   39,280
Obligations
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Operating Lease          $  635,607      $  433,039        $229,200        22,641    0             0              $1,320,487
Obligations
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
Purchase Obligations      0               0               0             0            0             0                0
------------------------ -------------   -------------   ------------- ---- ------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
Other Long-Term          $  437,504(2)   $  200,000(1)     $200,000(1) $875,000(2)   $875,000(2)  $1,605,116(2)  $   400,000(1)
Obligations Reflected                    $  875,000(2)     $875,000(2)                                            $5,542,620(2)
on Balance Sheet under
GAAP
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------

------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
Total                    $1,096,679      $1,523,751      $1,304,200    $1,927,641  $2,980,000     $1,605,116     $10,437,387
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------

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

                                     PART II

                                OTHER INFORMATION


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

                                                FIRST MONTAUK FINANCIAL CORP.
                                                (Registrant)




Dated: August 19, 2004                          /s/ William J. Kurinsky
                                                --------------------------------
                                                William J. Kurinsky
                                                Secretary/Treasurer
                                                Chief Financial Officer and
                                                Principal Accounting Officer


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



Date:  August 19, 2004



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



Date:  August 19, 2004



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


/s/ Victor K. Kurylak
-------------------------------------
Victor K. Kurylak
President and Chief Operating Officer
August 19, 2004

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


/s/ William J. Kurinsky
-------------------------------------
William J. Kurinsky
Chief Financial Officer
August 19, 2004