Form 10-Q
period 2004-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2004-11-15
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

     10,016,709 Common Shares, no par value, were outstanding as of November 15, 2004.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                               SEPTEMBER 30, 2004

                                      INDEX


                                                                           Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of September 30, 2004 (unaudited) and December 31, 2003 ..    3

           Consolidated Statements of Income (Loss) for the Nine Months
            and Three Months Ended September 30, 2004 (unaudited) and
            2003 (unaudited) ............................................    4

           Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2004 (unaudited) and 2003 (unaudited) ...    5

         Notes to Consolidated Financial Statements (Unaudited) ......... 6-10

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................11-17

         Item 3.  Risk Management ........................................  16

         Item 4.  Controls and Procedures ................................  17

PART II.  OTHER INFORMATION:

         Item 1.  Legal  Proceedings .....................................  18

         Item 2.  Changes in Securities, Use of Proceeds and Issuer
                      Purchases of Equity Securities .....................  18

         Item 3.  Defaults Upon Senior Securities ........................  19

         Item 4.  Submission of Matters to a Vote of
                      Securities Holders .................................  19

         Item 5.  Other Information ......................................  19

         Item 6.  Exhibits................................................  19

         Signatures ......................................................  20

         Officers' Certifications ........................................21-24

03

                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          September 30,             December 31,
                                                                                              2004                     2003
                                                                                              ----                     ----
                                                                                           (unaudited)
        ASSETS
          Cash and cash equivalents                                                           $ 1,199,079              $ 3,441,743
          Due from clearing firm                                                                4,450,829                5,219,267
          Securities owned, at market value                                                       626,645                  169,534
          Employee and broker receivables                                                         662,988                1,046,749
          Property and equipment - net                                                            886,235                1,052,564
          Other assets                                                                          1,716,148                1,661,351

                                                                                      --------------------     --------------------
                Total Assets                                                                  $ 9,541,924             $ 12,591,208
                                                                                      ====================     ====================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

          LIABILITIES
          Deferred income                                                                     $ 5,323,868              $ 5,980,124
          6% convertible debentures                                                             3,135,000                3,135,000
          Warrants subject to put options                                                         330,981                  479,066
          Securities sold, not yet purchased, at market value                                     244,935                   69,330
          Commissions payable                                                                   2,391,796                4,077,803
          Accounts payable                                                                        545,091                  980,483
          Accrued expenses                                                                        975,784                1,803,973
          Capital leases payable                                                                   96,467                  146,836
          Other liabilities                                                                         4,356                    6,032
                                                                                      --------------------     --------------------

                Total liabilities                                                              13,048,278               16,678,647
                                                                                      --------------------     --------------------

          Commitments and contingencies (See Notes)

          STOCKHOLDERS' DEFICIT
          Preferred Stock, 4,375,000 shares authorized, $.10 par
             value, no shares issued and outstanding
          Series A Convertible Preferred Stock, 625,000 shares authorized,
             $.10 par value, 301,272 and 311,089 shares issued and
             outstanding, respectively; liquidation preference:  $1,506,360                        30,127                   31,109
          Common Stock, no par value, 30,000,000 shares authorized,
             10,016,709 and 9,065,486 shares issued and outstanding,
             respectively                                                                       3,903,132                3,578,136
          Additional paid-in capital                                                            4,072,335                4,097,309
          Accumulated deficit                                                                 (11,375,938)             (11,678,659)
             Less:  Deferred compensation                                                        (136,010)                (115,334)
                                                                                      --------------------     --------------------

                Total stockholders' deficit                                                    (3,506,354)              (4,087,439)
                                                                                      --------------------     --------------------

                Total liabilities and stockholders' deficit                                   $ 9,541,924             $ 12,591,208
                                                                                      ====================     ====================



                                                       See notes to financial statements.

04

                                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)



                                                   Nine months ended September 30,             Three months ended September 30,
                                                      2004                2003                      2004               2003
                                                   (unaudited)        (unaudited)               (unaudited)         (unaudited)

Revenues:

Commissions                                      $31,787,570           $30,193,458               $ 8,035,932        $11,302,047
Principal transactions                             7,150,559             8,136,465                 2,098,411          2,633,039
Investment banking                                 2,524,041               617,506                   453,595            254,091
Interest and other income                          3,348,229             3,082,756                 1,159,371            982,371
                                                 ------------          ------------               -----------       ------------

     Total Revenue                                44,810,399            42,030,185                11,747,309         15,171,548
                                                 ------------          ------------               -----------       ------------

Expenses:

Commissions, employee compensation and benefits  35,797,902            33,204,961                  9,567,663         11,723,412
Clearing and floor brokerage                      1,894,478             2,102,721                    452,945            744,839
Communications and occupancy                      2,024,567             2,021,361                    639,723            647,213
Legal matters and related costs                   1,995,462             4,385,437                    213,458          1,540,317
Other operating expenses                          2,561,609             2,291,296                    760,170            758,103
Interest                                            233,660               123,762                     73,449             46,205
                                                 ------------          ------------               -----------       ------------

     Total Expenses                              44,507,678            44,129,538                 11,707,408         15,460,089

Net income (loss)                                $  302,721           $(2,099,353)               $    39,901        $  (288,541)
                                                 ============          ============               ===========       ============

Net income (loss) applicable to common
 stockholders                                    $  234,628           $(2,124,192)               $    17,306        $  (288,541)
                                                 ============          ============               ===========       ============

Earnings (loss) per share:
  Basic                                          $     0.03           $     (0.25)               $      0.00        $    (0.03)
  Diluted                                        $     0.02           $     (0.25)               $      0.00        $    (0.03)

Weighted average number of shares of
 stock outstanding:
  Basic                                           9,291,318             8,666,358                  9,516,709         8,940,207
  Diluted                                        15,713,258             8,666,358                  9,618,770         8,940,207






                                                      See notes to financial statements.

05

                                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Nine months ended September 30,
                                                                                               2004                      2003
                                                                                            (unaudited)               (unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
 Net income (loss)                                                                         $ 302,721              $ (2,099,353)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation                                                                                389,531                   379,274
 Amortization                                                                                324,145                    15,486
 Common stock issued in legal settlement                                                       --                      160,000
 Loss on disposition of property and equipment                                                 4,692                      -
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                      768,438                   (24,750)
 Securities owned                                                                           (457,111)                 (598,917)
 Loans receivable - officers                                                                   --                       19,521
 Employee and broker receivables                                                             383,761                   182,051
 Other assets                                                                                (79,418)                 (674,429)
 Income tax refund receivable                                                                  --                      212,300
 Deferred income                                                                            (656,256)                 (522,328)
 Warrants subject to put options                                                            (148,085)                     --
 Securities sold, not yet purchased                                                          175,605                   112,359
 Commissions payable                                                                      (1,686,007)                1,464,040
 Accounts payable                                                                           (435,393)                  280,104
 Accrued expenses                                                                           (828,189)                 (335,045)
 Other liabilities                                                                            (1,676)                  (44,064)
                                                                                         ------------               ------------
  Net cash used in operating activities                                                   (1,943,242)               (1,473,751)
                                                                                         ------------               ------------

Cash flows from investing activities:
 Additions to property and equipment                                                        (227,891)                 (126,546)
                                                                                         -------------              ------------
  Net cash used in financing activities                                                     (227,891)                 (126,546)
                                                                                         -------------              ------------


Cash flows from financing activities:
 Payment of notes payable                                                                     --                       (48,057)
 Payments of capital leases                                                                 (119,954)                 (163,470)
 Proceeds from capital lease financing                                                        69,585
 Repurchase of common shares                                                                 (21,162)                    --
 Proceeds from issuance of 6% convertible debentures                                          --                       210,000
 Payments of preferred stock dividends                                                        --                       (24,839)
                                                                                         -------------              -------------
    Net cash used in financing activities                                                    (71,531)                  (26,366)
                                                                                         -------------              -------------

Net decrease in cash and cash equivalents                                                 (2,242,664)               (1,626,663)
Cash and cash equivalents at beginning of period                                           3,441,743                 2,638,819
                                                                                         --------------             -------------

Cash and cash equivalents at end of period                                               $ 1,199,079               $ 1,012,156
                                                                                         ==============             =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                $   170,137               $   120,658
                                                                                         ==============             =============
 Income taxes                                                                               $ 85,724               $  (188,205)
                                                                                         ==============             =============

Noncash financing activity:
 Warrants charged to deferred financing costs in
 connection with debenture offering                                                      $    --                   $     2,178
                                                                                         ==============             =============


                                               See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -          MANAGEMENT REPRESENTATION

                  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at September 30, 2004 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the nine-month and three-month periods ended September 30, 2004, are not necessarily indicative of the results for the entire fiscal year to end on December 31, 2004.

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

                  The following table illustrates the effect on net earnings and EPS if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the nine and three month periods ended September 30, 2004 and 2003:

                                                           Nine months ended        Three months ended
                                                              September 30,            September 30,
                                                         2004             2003       2004        2003
                                                         ----             ----       ----        ----

Net income (loss) applicable to
 common stockholders, as reported                     $234,628     $(2,124,192)    $17,306     $(288,541)

Deduct:  Total stock based
 compensation expense determined
 under the fair value based method
 for all awards, net of tax                           (120,189)        (65,798)    (15,150)      (25,127)
                                                      ---------        -------      --------      -------

Pro forma net income (loss)                           $114,439     $(2,189,990)  $(  2,156)  $  (313,668)
                                                      ========      ===========  ==========      ========

Income (loss) per share:
  Basic - as reported                                     $.03          $(0.25)       $.00         $(.03)
  Basic -  pro forma                                       .01           (0.25)        .00          (.04)
  Diluted - as reported                                    .02           (0.25)        .00          (.03)
  Diluted - pro forma                                      .01           (0.25)        .00          (.04)

                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2004: Dividend yield of 0%; expected volatility of 111%, risk free interest rate of 3.33%, and an expected life of 4 years. The weighted average fair value of options granted during the nine and three months ended September 30, 2004 was $.22 and $.17, respectively.

NOTE 3 -          ACCOUNTS PAYABLE

                  Accounts payable at September 30, 2004 includes two insurance premium financing agreements with current balances of approximately $143,127 and $35,896. The first agreement is payable in one remaining installment of approximately $144,000; the other agreement is payable in three remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

NOTE 4 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various claimants as part of a legal settlement (See Note 7). The warrants have been issued in three classes of 250,000 warrants each. The Class A warrants, which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter. The Class B and Class C warrants each have an exercise price of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $400,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class B warrant holders elected to exercise the outstanding warrants in their particular class during the month of June 2005 (the "Required Exercise Event"), the claimants, upon exercising their warrants, would be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for outstanding Class C warrant holders during the month of June 2006.

                  The Company will be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which the Company receives notice that the warrant holders of a particular class have elected to declare a Required Exercise Event, is less than or equal to the warrant exercise price. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled with respect to that class.

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The obligations embodied in the remaining warrants were initially valued at $269,123 using the discounted cash flow method, and assuming that the Company will be required to pay the full cash redemption cost of $400,000. The Company will re-measure the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at September 30, 2004 was $330,981. Changes in value are recognized in earnings as interest expense.

NOTE 5 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at September 30, 2004 were approximately $141,000.

NOTE 6 -          EMPLOYMENT AGREEMENTS

                  Effective in January 2004, the board named William Kurinsky Chief Executive Officer, replacing Herb Kurinsky, who has retained the office of Chairman. The board also named Victor
                  K. Kurylak President and Chief Operating Officer. In connection with these management changes, the Company entered into new employment agreements with the three executive officers. The agreements provide for annual base salaries of $200,000, $300,000 and $250,000, for the Chairman, CEO and
                  President, respectively, customary fringe benefits, severance, and participation in an executive bonus pool and a corporate finance bonus pool. The agreements have terms of three, five and two years for the Chairman, CEO and President, respectively, each with a one-year extension provision.

                  The agreements also provide for restricted stock and option grants for the three executives. The Chairman and CEO have each been granted 375,000 restricted shares of common stock with vesting provisions. The President has been granted 250,000 restricted shares of common stock and 500,000 stock options, each with vesting provisions.

                  The Company is amortizing the unvested shares over the respective vesting periods. Amortization of deferred compensation related to these shares was $284,375 and $94,791 for the nine and three months ended September 30, 2004, respectively.

NOTE 7 -          LEGAL MATTERS

                  On July 17, 2003, the Company and its broker-dealer subsidiary, First Montauk Securities Corp., entered into an agreement with certain claimants to settle pending arbitration proceedings. The arbitrations arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covered eleven separate claims, which sought an aggregate of approximately $12.3 million in damages. Pursuant to the settlement agreement, the Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares in three classes. The first class of 250,000 warrants was redeemed in the third quarter (see Note 4).

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

                  During the quarter, the Company settled, or otherwise resolved, arbitrations and lawsuits that required the payment of $726,000, a portion of which was accrued for in prior quarters. As of September 30, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 8 -          EARNINGS PER SHARE

                  Basic earnings per share for the nine and three months ended September 30, 2004 and 2003 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the nine and three months ended September 30, 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                                     Nine months ended                      Three months ended
                                                       September 30                            September 30
                                                 2004              2003                 2004                2003
                                                 ----              ----                 ----                ----

Numerator - basic:

Net income                                   $ 302,721         $(2,099,353)        $   39,901             $ (288,541)
Deduct:  preferred stock dividends             (68,093)            (24,839)           (22,595)                 --
                                              --------          ----------          ----------             ----------

Numerator for basic
  earnings per share                         $ 234,628         $(2,124,192)        $   17,306             $ (288,541)
                                               =======          ==========          ==========             ==========

Numerator - diluted:

Numerator for basic
  earnings per share                         $ 234,628         $(2,124,192)        $   17,306             $ (288,541)
Add: convertible debenture
  interest, net of tax                          95,617               --                  --                    --
                                               -------          ----------          ----------             ----------


Numerator for diluted                        $ 330,245         $(2,124,192)        $   17,306            $ (288,541)
                                               =======          ==========          ==========             ==========
  earnings per share

Denominator:
Weighted average common
  shares outstanding                         9,291,318           8,666,358          9,516,709             8,940,207
Effect of dilutive securities:
     Stock options and warrants                151,939               --               102,061                  --
     Restricted shares                           --                  --                  --                    --
     Convertible debentures                  6,270,000               --                  --                    --
                                            ----------           ----------         ----------           ------------

Denominator for diluted earnings
  per share                                 15,713,257           8,666,358          9,618,770             8,940,207
                                            ==========           ==========         ==========           ============


                  Potential common shares are excluded from the dilutive per share computation for the nine and three months ended September 30, 2003 due to operating losses. The following securities have been excluded from the dilutive per share computation for the nine and three months ended September 30, 2004, as they are antidilutive:

                                                  Nine months ended          Three months ended
                                                 September 30, 2004          September 30, 2004
                                                 ------------------          ------------------

Stock options                                        3,602,998                    3,602,998
Warrants                                             3,385,946                    3,385,946
Convertible debt                                         --                       6,270,000
Convertible preferred stock                            602,544                      602,544
Restricted shares                                      500,000                      500,000

NOTE 9 -          NEW LEASE COMMITMENT

                  During the quarter, the Company entered into an amendment to its master lease, for its headquarters located in Red Bank, New Jersey. The lease amendment provides for a five-year lease term for reduced rental space of 27,255 square feet commencing on February 1, 2005 at an annual basic rental payment of $609,149.

NOTE 10 -         SUBSEQUENT EVENTS

                  Subsequent to the reporting period, holders of $120,000 of subordinated convertible debentures presented their debentures to the company for conversion. The company issued 240,000 shares of common stock and retired $120,000 of debt.

                  Subsequent to the reporting period, the Company entered into a preliminary letter of intent for a merger or other similar combination with Olympic Cascade Financial Corporation. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals.

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

Overview

     We are a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp., has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, First Montauk Securities Corp. has operated under the trade name "Montauk Financial Group". We provide a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, insurance products through our subsidiary, Montauk Insurance Services, Inc., as well as corporate finance and investment banking services.

     Montauk Financial Group has approximately 396 registered representatives and services over 61,000 retail and institutional customers. With the exception of two corporate-leased branch offices, all of our other 146 branch office and satellite locations in 30 states are owned and operated by affiliates; independent owners who maintain all appropriate licenses and are responsible for all office overhead and expenses.

     Montauk  Financial  Group  is  registered  as  a  broker-dealer   with  the
Securities and Exchange Commission and the National Association of Securities Dealers. We are also a member of the Municipal Securities Rule Making Board, and the Securities Investor Protection Corporation and are licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, PA, with various floor brokerage and specialist firms providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to other financial services and products.

Results of Operations

     Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

     The results of operations for the three months ended September 30, 2004, (the "2004 quarter"), showed a 23% decrease in revenues over the same quarter in the prior year (the "2003 quarter"), decreasing to $11,747,000, from $15,172,000 in the 2003 quarter. Our revenues and operating results are influenced by general economic and market conditions, particularly conditions in the equity markets. Uncertainties about interest rates, the upcoming election and the continued threat of terrorism have all contributed to the lack of investor confidence in the markets and the resulting reduction in securities transaction volume.

     For the third consecutive quarter, we have reported a profit. For the 2004 quarter, net income applicable to common stockholders was $17,306, or $0.00 per basic and diluted share, as compared to a net loss applicable to common stockholders reported in the 2003 quarter, of ($288,541) or ($0.03) per basic and diluted share.

     The results of operations for the nine months ended September 30, 2004, (the "2004 period"), showed a 7% increase in revenues over the same period in the prior year (the "2003 period"), increasing to $44,810,000, from $42,030,000 in the 2003 period. For the 2004 period, we reported net income applicable to common stockholders of $235,000, or $.03 per basic and $.02 per diluted share, as compared to a net loss applicable to common stockholders reported in the 2003 period, of ($2,124,000), or ($0.25) per basic and diluted share.

     The primary source of our revenue is commissions generated from securities transactions, mutual funds, insurance products and fees from managed accounts. Total revenues from commissions decreased $3,266,000, or 29%, to $8,036,000 for the 2004 quarter, from $11,302,000 for the 2003 quarter. In 2004, we reduced the number of our registered representatives, which combined with weaker equity markets, resulted in lower overall commission revenues.

     Revenues from agency transactions, which consist primarily of stocks and options, decreased $3,245,000, or 41%, from $7,841,000 in the 2003 quarter to $4,596,000 in the 2004 quarter. Agency commissions, as a percentage of total revenues, decreased to 39% from 52% in the 2003 quarter. For the first nine months of 2004, agency commissions were $20,698,000, as compared to $20,128,000, for the same period in 2003, an increase of 3%.

     Fees generated from managed accounts have continued to increase. Fee-based revenues increased to $628,000 for the 2004 quarter and $1,933,000 for the 2004 period, an increase of approximately 38% and 48%, respectively, when compared to the same periods in 2003. As more of our financial professionals continue to focus on transitioning their customer accounts from commission-based, transactional business to fees based on a percentage of asset value, this segment of our business has continued to grow.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $535,000, or 20%, from $2,633,000 for the 2003 quarter to $2,098,000 for the 2004 quarter. For the 2004 period, this same category decreased from $8,136,000 in the 2003 period, to $7,151,000 in the 2004 period, a decrease of 12%. This decline in revenue is also attributable to a smaller number of active registered representatives who conduct transactions on a principal basis.

     Investment banking revenues for the 2004 quarter increased from $254,000 in the 2003 quarter, to $454,000 in the 2004 quarter, an increase of 79%. Revenues for the 2004 period were $2,524,000, an increase of $1,906,000, or 309% over the 2003 period. This category includes new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member, and private offerings of securities in which we acted as placement agent. We have benefited by the resurgence of investment banking transactions by completing more private offerings during the three and nine month periods.

     Interest and other income for the 2004 quarter totaled $1,159,000, as compared to $982,000 for the 2003 quarter, and $3,348,000 versus $3,083,000 for the 2004 and 2003 periods, respectively. Interest income decreased 1%, or $9,600, in the 2004 quarter, when compared to the 2003 quarter, and increased 10%, or $189,000 in the 2004 period, when compared to the 2003 period. Other income increased $186,000 for the 2004 quarter and $76,000 for the 2004 period when compared to the same periods in 2003, and was primarily related to the decrease in recovery of bad debt write-offs, offset by the increase in recognition of deferred income. Cash advances that were received from our clearing firm, Fiserv Securities, Inc., are deferred and amortized on a straight-line basis over the remaining contract term. Other income included amortization of deferred revenue of approximately $219,000 and $174,000 in the 2004 and 2003 quarters, respectively and $656,000 and $522,000 in the 2004 and 2003 periods, respectively.

     Total expenses decreased by $3,753,000, or 24%, to $11,707,000 in the 2004 quarter. For the 2004 period, total expenses increased by 1%, to $44,508,000, from $44,129,000 in the 2003 period. Compensation and benefits expense for management, operations and clerical personnel increased for the 2004 quarter, to $1,753,000 (15% of total revenue) from $1,587,000 (10% of total revenue), an increase of $166,000 over the 2003 quarter. Included in this category are salaries, option compensation, health insurance premiums, payroll taxes and 401(k) contribution accruals. For the 2004 quarter, the increase was primarily attributable to the amortization of deferred stock compensation for senior management. For the 2004 period, this same category of expense was $5,453,000, compared to $4,859,000 for the 2003 period, representing 12% of total revenue for both years' nine month periods. Amortization of deferred stock compensation and severance payments accounted for the largest portion of the increase between the two periods.

     Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 23%, or $2,322,000, from $10,137,000 for the 2003 quarter to $7,815,000 for the 2004 quarter. The decrease in commission expense for the 2004 quarter, resulted from a reduction in registered representatives and overall transaction volume. However, the percentage of commission expense to total revenue has remained constant at approximately 67%. Commission expense for the 2004 period increased to $30,345,000, from $28,346,000 in the 2003 period, an increase of $1,999,000, or
7%.

     Clearing and floor brokerage costs, which are determined by the volume and type of transactions, decreased $292,000, to $453,000 for the 2004 quarter, from $745,000 for the 2003 quarter. For the 2004 period, these costs decreased
$209,000 to  $1,894,000,  from the 2003 period  costs of  $2,103,000.  The lower costs for the 2004 period is attributable to an overall volume reduction, as well as the mix of business and certain cost savings achieved through our clearing firm.

     Communications and occupancy costs decreased during the 2004 quarter, from $647,000 in the 2003 quarter to $640,000 in the 2004 quarter. For the nine months ended September 30, 2004, these costs increased slightly to $2,025,000 from $2,021,000 for the same period in 2003. It is anticipated that costs in this category will continue to decrease into the next fiscal year as a result of a reduction in space and partial rental abatement for our corporate headquarters in Red Bank, New Jersey. During the quarter, we entered into a new five-year lease extension providing for a reduced rental space of 27,255 square feet commencing on February 1, 2005 at an annual basic rental payment of $609,000, compared with our current annual base rent of $691,000. Additionally, one of our corporate-leased branch offices in New York City will be eliminated at the conclusion of the current lease term at the end of January 2005.

     The expense area in 2004 that had the most significant decrease was costs for legal matters and settlements. These costs decreased by $1,327,000, to $213,000 during the 2004 quarter, from $1,540,000 for the same quarter in 2003. For the nine-month period of 2004, the decrease was $2,390,000 compared to the same nine-month period in 2003. In 2004, we implemented new procedures related to the analysis, management and resolution of our outstanding claims and control over outside legal costs.

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

     As of September 30, 2004, we have accrued litigation costs that are probable and can be reasonably estimated based on a review with outside counsel of existing claims, arbitrations and unpaid settlements. We cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of claims pending against us.

     Other operating costs increased $2,000, to $760,000 in the 2004 quarter, from $758,000 in the 2003 quarter. For the nine month period ending September 30, 2004 and 2003, these expenses were $2,561,000 and $2,291,000, respectively, an increase of $270,000. The increase for the nine-month period was partially attributable to annual NASD dues that were not deducted until the fourth quarter of 2003, in addition to a substantial increase in our errors and omission insurance premiums under the renewal of our policy that became effective in February 2003.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 67% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity. Overall, cash and cash equivalents decreased during the period by $2,243,000. Net cash required by operating activities during the 2004 period was $1,944,000, as a result of the net income of $303,000, adjusted by non-cash charges including depreciation and amortization of $714,000, increase in securities sold of $175,000 and decreases in employee and broker receivables and in the amount owed from our clearing firm of $384,000 and $768,000, respectively. These increases in cash were offset by increases in securities owned of $457,000 and other assets of $79,000 and decreases in commissions' payable of $1,686,000, deferred income of $656,000, warrants subject to put options of $148,000, accrued expenses and accounts payable of $435,000 and $828,000 respectively.

     As of September 30, 2004, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these claims.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $228,000 during the first nine months of 2004. We anticipate additions to capital expenditures for the remaining three months of 2004 to be about $75,000.

     Financing activities consumed cash of $72,000 for the 2004 period. Payments of capital leases were $120,000 offset by proceeds from capital lease financing of $69,000. In addition, during the period, we repurchased 60,217 unregistered shares of our common stock from various parties who had received the shares in a legal settlement for $21,162, including interest.

     In connection with a settlement agreement, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The Class A warrants, which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. The settlement agreement provides that we may be obligated to make additional cash payments of up to $400,000 in the event that claimants elect to exercise the remaining Class B and Class C warrants during the months of June 2005 and June 2006, respectively. Specifically, we may be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which we receive notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price.

     Premium financing agreements for the renewal of two of our insurance policies had balances at September 30, 2004 of approximately $143,000 and $36,000. The first agreement is payable in one remaining installment of approximately $144,000; the other agreement is payable in three remaining installments of approximately $12,000. All installments include interest at the rate of 4.4% per annum.

     During the quarter, we entered into an amendment to our master lease agreement, for our headquarters located in Red Bank, New Jersey. The lease amendment provides for a five-year lease term for reduced rental space of 27,255 square feet commencing on February 1, 2005 at an annual basic rental payment of $609,149.

     Subsequent to the reporting period, holders of $120,000 of subordinated convertible debentures presented their debentures to the company for conversion. The company issued 240,000 shares of common stock and retired $120,000 of debt.


As of September 30, 2004
                                                                 Expected Maturity Date
------------------------ --------------  -------------   ------------- -----------  ------------  ------------   ---------------
Category                  2004            2005             2006           2007           2008     After 2008        Total
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  ------------   ---------------

------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Debt Obligations          0               0               0            $1,030,000    $2,105,000    0              $3,135,000
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Capital Lease            $   30,585      $   56,772        $  9,110     0            0             0              $   96,467
Obligations
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
Operating Lease          $  316,245      $  940,663        $787,587    $  631,790       609,149      659,912      $3,945,346
Obligations
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   --- --------- -----------  ------------  -------------  ---------------
Purchase Obligations      0               0               0             0            0             0                0
------------------------ -------------   -------------   ------------- ---- ------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- --- -------  ------------  -------------  ---------------
Other Long-Term          $  218,752(2)   $  200,000(1)     $200,000(1)                            $1,605,116(2)  $   400,000(1)
Obligations Reflected                    $  875,000(2)     $875,000(2) $875,000(2)   $  875,000(2)               $ 5,323,868(2)
on Balance Sheet under
GAAP
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ -------------   -------------   ------------- -----------  ------------  -------------  ---------------

------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------
Total                    $  565,582      $2,072,435      $1,871,697    $2,536,790    $3,589,149   $2,265,028     $12,900,681
------------------------ ------------    -------------   ------------- -----------  ------------  -------------  ---------------

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

Net Capital

     At  September  30,  2004,  Montauk  Financial  Group  had  net  capital  of
$1,512,546, which was $1,238,878 in excess of its required net capital of $273,668, and the ratio of aggregate indebtedness to net capital was 2.7 to 1.

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

     As of September 30, 2004, we have 301,272 Series A Preferred shares issued and outstanding. The accrued cumulative dividends not yet declared as of September 30, 2004, is approximately $141,000.

         Application of Critical Accounting Policies

     Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

     For a complete discussion of our significant accounting policies, which management does not feel has changed during the nine month period ended September 30, 2004, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2003 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At September 30, 2004 and December 31, 2003, the balances of our securities positions owned and sold, not yet purchased were approximately $627,000 and $245,000, and $170,000 and $69,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     During the quarter, the Company settled, or otherwise resolved, arbitrations and lawsuits related to our securities business, that required the payment of $726,000, a portion of which was accrued for in prior quarters. As of September 30, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the quarter ended September 30, 2004, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(b) Not applicable.

(c) During the quarter ended September 30, 2004, we repurchased the following securities.

-------------------- ------------------ -------------------- ------------------------- -------------------------------
                                                               (c) Total Number of      (d) Maximum Number (or
                     (a) Total                                 Shares Purchased as     Approximate Dollar Value)
                     Number of            (b) Average           Part of Publicly       of Shares that May Yet Be
                     Shares               Price Paid per        Announced Plans or     Purchased Under the Plans
                     Purchased                Share                 Programs                  or Programs
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
July, 2004            250,000(1)              $.80                     0                     $400,000(2)
-------------------- ------------------ -------------------- ------------------------- -------------------------------
-------------------- ------------------ -------------------- ------------------------- -------------------------------
Total                 250,000
-------------------- ------------------ -------------------- ------------------------- -------------------------------

(1) Represents our redemption of 250,000 Class A warrants as described in the notes to the financial statements and "Liquidity and Capital Resources" section of Item 2 of Part I of this Quarterly Report on Form 10-Q.

(2) Represents the potential redemption of additional warrants as described in footnote no. 4.

Item 3.           Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 5.  Other Information.

     We have declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Since the second quarter of 2003, we have been unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accumulate on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act. Arrearages must be fully paid before any distribution can be declared or paid on our common stock. Cumulative dividends in arrears at September 30, 2004 were approximately $141,000.


     During the quarter, we entered into an amendment to our master lease agreement, for our headquarters located in Red Bank, New Jersey. The lease amendment provides for a five-year lease term for reduced rental space of 27,255 square feet commencing on February 1, 2005 at an annual basic rental payment of $609,149.

     Subsequent to the reporting period, we entered into a preliminary letter of intent for a merger or other similar combination with Olympic Cascade Financial Corporation. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals.

Item 6.  Exhibits:

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

                                            FIRST MONTAUK FINANCIAL CORP.
                                            (Registrant)



Dated: November 15, 2004                    /s/ William J. Kurinsky
                                            ------------------------------------
                                            William J. Kurinsky
                                            Secretary/Treasurer
                                            Chief Financial Officer and
                                            Principal Accounting Officer


                                            /s/ Victor K. Kurylak
                                            ------------------------------------
                                            Victor K. Kurylak
                                            President

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


Date:  November 15, 2004



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


Date:  November 15, 2004



/s/ William J. Kurinsky
--------------------------------------------
WILLIAM J. KURINSKY
CHIEF FINANCIAL OFFICER

                                                                   Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
--------------------------------------
Victor K. Kurylak
President and Chief Operating Officer
November 15, 2004

24
                                                                  Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William J. Kurinsky, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ William J. Kurinsky
----------------------------------
William J. Kurinsky
Chief Financial Officer
November 15, 2004