Form 10-K
period 2004-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2005-03-31
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                          -----------------
                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                             to
                               -------------------------------------------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
        Title of each class                              which registered
-------------------------------------       -----------------------------------
                None
-------------------------------------       -----------------------------------

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


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter (June 30, 2004): $2,004,055 (based upon $0.30 per share).

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,324,051 as of March 31, 2005.

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

                                 Not Applicable



                            [Cover Page 2 of 2 Pages]



Table of Contents

                                                               PART I

                                                                                                              PAGE

Item 1.             Business                                                                                    2

Item 2.             Properties                                                                                 17

Item 3.             Legal Proceedings                                                                          17

Item 4.             Submission of Matters to a Vote of Security Holders                                        18

                                                              PART II


Item 5.             Market For the Company's Common Equity and Related Stockholder Matters                     19

Item 6.             Selected Financial Data                                                                    21

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations      23

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                 33

Item 8.             Financial Statements and Supplemental Data                                                 34

Item 9.             Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       34



Item 9A.            Controls and Procedures                                                                    34

Item 9B.            Other Information                                                                          34

                                                            PART III


Item 10.            Directors and Executive Officers of the Registrant                                         35

Item 11.            Executive Compensation                                                                     39

Item 12.            Security Ownership of Certain Beneficial Owners and Management                             46

Item 13.            Certain Relationships and Related Transactions                                             48

Item 14.            Principal Accounting Fees and Services                                                     48

                                                            PART IV


Item 15.             Exhibits and Financial Statement Schedules                                                49



PART I

Item 1.   Business

Introduction

     First Montauk Financial Corp. is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp., has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, First Montauk Securities Corp. has operated under the registered trade name "Montauk Financial Group". References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary First Montauk Securities Corp. Montauk Financial Group provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. In 1997, Montauk Financial Group established Century Discount Investments, a discount brokerage division. First Montauk Financial Corp. also sells insurance products through its subsidiary Montauk Insurance Services, Inc.

     Montauk Financial Group has approximately 370 registered representatives and services over 61,000 retail and institutional customer accounts, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of Montauk Financial Group's 132 other branch office and satellite locations in 30 states are owned and operated by affiliates; independent owners who maintain all applicable licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, Pennsylvania with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

     Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking services, such as private and public securities offerings and limited market making activities. The following table represents the percentage of revenues generated in each of these activities during the year ended December 31, 2004:

Equities:
  Listed and Over-The-Counter Stocks                            44%
Debt Instruments:
   Municipal, Government and Corporate Bonds and
   Unit Investment Trusts                                        6%
Mutual Funds                                                    10%
Options: Equity & Index                                          4%
Insurance and Annuities                                          8%
Corporate Finance and Investment Banking                         5%
Investment Advisory Fees                                         4%
Alternative Investments (1)                                      4%
Proprietary trading                                              4%
Miscellaneous (2)                                               11%
                                                                ---
Total                                                          100%
-------------------------------------------------------------------------------
(1) Alternative Investments include REITs, 1031 Exchanges and promissory notes.
(2) Miscellaneous includes interest income, amortization of deferred revenue and operations and marketing fees.

     The following table reflects our various sources of revenue and the percentage of total revenues for 2004. Revenues from agency transactions in securities for individual customers of Montauk Financial Group are shown as commissions. Montauk Financial Group also executes customer orders on a riskless principal basis, which are reflected as part of "Riskless Principal trades" on the table below.

                                                    Year Ended December 31, 2004
                                                    ----------------------------

       Agency commissions from equity securities,
       options and mutual funds, insurance, management
       fees and alternative investments................                    $42,767,158                      72.26%

       Riskless Principal trades in equity and fixed
       income securities on behalf of customers........                     $6,711,281                      11.34%

       Proprietary trading...................                               $2,346,978                       3.97%

       Interest and other income...........                                 $4,645,782                       7.85%

       Investment banking(1)...............                                 $2,716,042                       4.58%
                                                                            ----------                       -----

       Total Revenues........................                              $59,187,241                     100.00%


   (1) Investment banking revenues consists of commissions, selling concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.


Affiliated Registered Representative Program

     Montauk Financial Group's primary method of operations is through its affiliated registered representatives, who operate as independent contractors. A registered representative who becomes affiliated with Montauk Financial Group establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, market data services, and general office supplies. Under this program, the affiliated representative retains a significantly higher percentage of the commissions and fees generated by his/her sales than a registered representative in a traditional brokerage arrangement. The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

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

     Montauk Financial Group provides full support services to each of the affiliated representatives, including access to stock and options execution and over-the-counter stock trading; products such as insurance, mutual funds, unit trusts and investment advisory programs; and compliance, supervision, accounting and related services.

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

Revenue Sources

     Through our affiliate program we derive a substantial portion of our revenues from customer commissions on brokerage transactions in equity and debt securities for retail and institutional investors such as investment advisors, hedge funds, and pension and profit sharing plans. In addition, in the regular course of our business, we take limited securities positions as a market maker to facilitate customer transactions and for investment purposes. In trading for our own account, we expose our own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets. We monitor our risk by maintaining our securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and minimize interest costs incurred on funds provided to maintain such positions.

Montauk Insurance Services

     In 1991, we formed Montauk Insurance Services, Inc. for the purpose of offering and selling variable annuities, variable and traditional life, and health insurance products. Currently, Montauk Insurance is licensed to sell life insurance and annuities in all 50 states. Montauk Insurance derives revenue from the sale of insurance-related products and services to the customers of Montauk Financial Group's registered representatives, who are also licensed to sell certain insurance products. In 2004, we earned gross commissions of $4.7 million from the sale of insurance and annuity products.

Asset Management Advisory Services

     Montauk Financial Group is registered as an Investment Adviser with the SEC. We provide investment advisory services to clients through independent, third party sponsored advisory programs. Montauk Financial Group is registered or eligible to conduct business as an investment adviser in 37 states and the District of Columbia.

     Managed account programs generally require the client to pay a fee for portfolio advisory services, brokerage execution and custody and periodic account performance reports. These fees are calculated as a percentage of client assets under management. Historically, we have only derived a relatively small percentage of our overall revenues from this business line. However in recent years, this segment of our business has continued to grow.

Investment Banking

     Montauk Financial Group participates in private and public offerings of equity and debt securities and provides general investment banking consulting services to various public and private corporations. We continue to review investment banking opportunities and anticipate that we will engage in additional public and private offerings in the future as business and market conditions warrant. Our investment banking services include bridge and senior loan financing, private placements and public offerings of debt and equity securities, and exclusive banking consultation. Under circumstances where we act as an underwriter, we may assume greater risk than would normally be assumed in our normal trading activity. Under the federal securities laws, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that we must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. During 2004, we did not serve as managing underwriter in any public offerings, but participated as a selling group member on numerous occasions. Members of selling groups do not have the same level of capital requirements in an underwritten offering as underwriters under NASD rules.

Clearing Arrangement

     In May 2000, Montauk Financial Group entered into a 10-year clearing agreement with Fiserv Securities, Inc. under which Fiserv acts as Montauk Financial Group's primary clearing broker to process and clear customer and proprietary transactions, and acts as custodian for customer and firm funds and securities. In connection with the clearing agreement, we also entered into a financial agreement that was amended and restated in February 2001, under which Fiserv provided an aggregate of $7.75 million in cash advances to us over the initial three-year term of the agreement. In November 2003, we received the final cash advance of $1.25 million from Fiserv. In connection with this amendment, we granted Fiserv a first priority lien in all of the outstanding shares of Montauk Financial Group stock. We are required to repay any unearned portion of the cash advances in the event we fail to achieve certain minimum performance criteria, or terminate the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination. As of the date of this report, we are current on all performance requirements.

     In December 2004, Fiserv Securities, Inc. announced that it had been acquired by National Financial Services ("NFS"), a unit of Fidelity Investments. NFS has initiated discussions with us to negotiate the terms of a new clearing relationship. The final terms of a clearing relationship with NFS are still being negotiated. If these negotiations are successfully completed, we anticipate moving onto the NFS clearing platform in May 2005.

Competition

     We encounter intense competition in all aspects of our business and compete directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Inc., Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, we also compete with numerous regional and local firms. Montauk Financial Group also competes for experienced brokers with other firms offering an independent affiliate program such as National Securities Corp., Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

     In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. In 1997, we entered the discount brokerage arena through our Century Discount Investments division. Additionally, the emergence of online trading has further intensified the competition for brokerage customers. Century Discount Investments maintains a limited clientele and has not grown in revenue over the years.

     Other financial institutions, notably commercial and savings banks, offer customers some of the same services and products currently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services that banks and other institutions ultimately may offer to customers, we may be adversely affected to the extent those services are offered on a large-scale basis.

     Montauk Financial Group competes through its advertising and recruiting programs for registered representatives interested in joining its affiliate program. Montauk Financial Group may offer incentives to qualified registered representatives to join. These incentives can include cash loans, both forgivable based on duration of association and/or production levels, as well as non-forgivable, incentive stock options and a higher payout. Through its clearing relationship, Montauk Financial Group has implemented on-line information systems to service its affiliates and to attract new brokers. These systems enable brokers from any office to instantly access customer accounts, determine cash positions, send and receive electronic mail, and receive product information and compliance memoranda via the firm's intranet component of its website.

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

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Although we are not directly subject to the Rule, Montauk Financial Group, as a registered broker-dealer is. The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Montauk Financial Group applies the basic method of calculation.

     Compliance with applicable net capital rules could limit our operations, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by our subsidiaries to us. As of December 31, 2004, Montauk Financial Group has $1,992,574 of net capital and $1,685,619 of excess net capital.

Employees

     Currently, we have approximately 370 registered representatives of which 288 are associated with affiliate offices. These affiliated registered representatives are not employees. In addition, we employ approximately 68 support personnel in the areas of operations, compliance, accounting, and administration. We believe our relationship with our employees is satisfactory.

Fidelity Bond and SIPC Account Protection

     As required by the NASD and certain other authorities, Montauk Financial Group carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $10,000 deductible provision per incident). In addition, the Securities Investor Protection Corporation protects accounts for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances, with an additional $99,000,000 of aggregate protection for all of our clearing firms' customers provided by a private insurance company. The Securities Investor Protection Corporation is funded through assessments on registered broker-dealers and charges a flat annual fee of $150.

Securities Broker/Dealer Professional Liability Insurance

     Montauk Financial Group carries a securities Broker/Dealer professional liability insurance policy underwritten by National Union First Insurance Company of Pittsburgh, PA, a subsidiary of American International Group. This policy provides coverage for any negligent act, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, financial investment advice and the purchase and/or sale of securities. This policy excludes coverage for certain types of business activities, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The policy term is from February 1, 2005 to January 31, 2006, with a $1 million limit of liability for each covered event and a $3 million aggregate liability limit. We are responsible for a $100,000 deductible payment per claim. In the event that the cost of this coverage becomes cost prohibitive or otherwise unavailable, the lack of coverage may have an adverse impact on our financial condition in the event of future material claims, which may not be covered by our existing policy.

Executive and Organization Liability Insurance Policy

     We carry an executive and organization liability insurance policy (also known as Directors and Officers liability insurance), which covers our executive officers, directors and counsel against any claims for monetary damages arising from the covered individuals actual or alleged breach of duty, neglect, error, misstatement, misleading statement or omission when acting in the capacity of his/her position as an executive officer, director and/or counsel on our behalf. Policy exclusions include, but are not limited to, claims made against covered individuals attributable to the committing of any deliberate criminal or fraudulent acts, illegal or improper payments, and others. Our carrier has issued an extension to our current policy to run through June 30, 2005. This coverage is underwritten by XL Specialty Insurance Company of Stamford, Connecticut, and provides for coverage in the amount of $5 million with a deductible of $250,000 for all claims.

General Business Developments During the
2004 Year and Subsequent Events

Recent Management Changes

     Effective January 1, 2004, we restructured our senior management. As of such date, Mr. Victor K. Kurylak commenced his service as our President and Chief Operating Officer. Mr. Herbert Kurinsky, who had served as our Chairman, President and Chief Executive Officer, continued to serve as Chairman of the Board of Directors, but relinquished his other offices. Mr. William J. Kurinsky, who had served as our Vice President, Chief Operating and Chief Financial Officers and Secretary began service as our Vice Chairman and Chief Executive Officer from January 1, 2004 through February 8, 2005. In January 2005, Ms. Mindy Horowitz, our Senior Vice President of Finance, became the Chief Financial Officer and Financial Operations Principal for Montauk Financial Group and our Acting Chief Financial Officer.

     On February 8, 2005 we entered into a Separation Agreement with William J. Kurinsky, which provided for Mr. Kurinsky to terminate his employment with us effective on that date. Under the terms of the Separation Agreement, Mr. Kurinsky agreed to relinquish his position as Chief Executive Officer of First Montauk and its subsidiaries, including Montauk Financial Group. Mr. Kurinsky remains on our board of directors. In connection with Mr. Kurinsky's termination as the Chief Executive Officer, we appointed Mr. Victor K. Kurylak as our new Chief Executive Officer and President. In 2004, Mr. Kurylak had served as our President and Chief Operating Officer. For more information on the employment agreements for Mr. Herbert Kurinsky and Mr. Victor K. Kurylak, and the Separation Agreement with Mr. William J. Kurinsky, please see Item 11, "Executive Compensation".

Proposed Merger with Olympic Cascade Financial Corporation

     On February 10, 2005 we executed a definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). Under the terms of the agreement, our shareholders will receive 0.5055 shares of Olympic Cascade Common Stock for each share of First Montauk Common Stock. As of the date of this report, Olympic Cascade has 4,995,878 shares of common stock outstanding and 2,078,465 of common stock issuable upon conversion of its Series A Preferred stock, compared to First Montauk that has 15,274,051 shares of common stock outstanding and 2,588,977 issuable upon conversion of its outstanding Series A and Series B Preferred stock. Additionally, Olympic Cascade will issue equivalent shares of newly created preferred stock to the holders of our Series A and Series B Preferred shares, giving effect to the 0.5055 exchange ratio. Assuming the merger is completed, Olympic Cascade will have approximately 15,800,000 shares of common stock assuming conversion of all their then outstanding preferred shares (and excluding other outstanding options, warrants and debentures). Our outstanding options and warrants will be exchanged for like securities of Olympic, subject to the exchange ratio.

     Pursuant to the Merger Agreement, the Board of Directors of Olympic, following the closing, will be comprised of seven persons. We will each appoint three representatives to the newly constituted Board of Directors. Mr. Victor K. Kurylak and Mr. William J. Kurinsky are expected to be our initial two representatives with the third decided on prior to closing. In connection with the merger, Olympic and we have executed letters of intent with St. Cloud Capital LLC, a Los Angeles based investment firm, to provide approximately $4.0 million of capital to the combined entities. Mr. Marshall Geller, a Senior Managing Director of St. Cloud Capital, is expected to be named non-executive chairman of the seven-person board of directors of Olympic following completion of the merger. The investment by St. Cloud Capital is subject to due diligence investigation, execution of definitive agreements and customary closing conditions.

     The terms of the merger include provisions that Mr. Mark Goldwasser, current President and CEO of Olympic, and Mr. Kurylak will comprise the Office of the Chief Executive Officer. Mr. Kurylak will serve as the Chief Executive Officer and Mr. Goldwasser will serve as President and Chief Operating Officer. Both will report directly to the Board of Directors. As a condition to closing, Olympic and Messrs. Goldwasser and Kurylak will negotiate the definitive terms of their new respective employment agreements.

     In addition, under the terms of the Merger Agreement, Mr. Herbert Kurinsky, the current Chairman of First Montauk, Mr. William J. Kurinsky, the former Chief Executive Officer of First Montauk, Mr. Victor K. Kurylak, the new Chief
Executive Officer of First Montauk and One Clark LLC, an affiliate of Mr. Goldwasser, delivered voting agreements whereby they have agreed to vote their respective shares in favor of the merger.

     Completion of the transaction is subject to several conditions which are usual and customary conditions for transactions of this nature, including shareholder approval, completion of the anticipated financing in an amount of at least $4.0 million in gross proceeds and completion of regulatory review and approval of the proposed transaction by the NASD. There are also conditions related to the maintenance and operation of each parties business and financial condition required for a closing. We expect to file a joint proxy registration statement with the SEC and to close the transaction during the third quarter of 2005.

     As a result of the foregoing conditions, there can be no assurances that the transaction will be completed or if completed, by such date. Regulatory review by the SEC and/or NASD could delay the anticipated closing date. If the transaction is not consummated by August 31, 2005, the parties have the option not to proceed.

Debenture Conversions

     Between October 2004 and March 2005 we received notices that holders of $1,875,000 of convertible debentures that were sold through private offerings in 2002 and 2003, have elected to convert their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,750,000 shares of our common stock during that time period. As of the date of this Annual Report, there is an aggregate principal amount of $1,260,000 of convertible debentures outstanding. The debentures are convertible at $.50 per share.

Change of Auditing Firms

     On July 9, 2004 we dismissed Schneider & Associates, LLP ("Schneider") as the Company's independent public accountants. The reports issued by Schneider on the financial statements of the Company for each of the past two fiscal years, the years ended December 31, 2003 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     On July 9, 2004, we engaged Lazar, Levine & Felix LLP ("Lazar") as our new independent registered public accountants to audit our financial statements for the year ended December 31, 2004. For more information on the change of auditing firms, please see Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

New Lease Agreement

     On September 22, 2004, Montauk Financial Group entered into a 4th Amendment to its Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey. The amendment provides for a lease term of five (5) years commencing on February 1, 2005, for a reduced space of 27,255 square feet. The lease provides for monthly rent payments of $50,762. For more information regarding the new lease terms, please see Item 2, "Properties".

Change of Clearing Firms

     In December 2004, Fiserv Securities, Inc., our clearing agent, announced that it had been acquired by National Financial Services ("NFS"), a unit of Fidelity Investments. The final terms of a new clearing relationship with NFS are still being negotiated. If these negotiations are successfully completed, we anticipate moving onto the NFS clearing platform in May 2005.

                                  Risk Factors

     Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Form 10-K, including our financial statements and related notes.

Our business is inherently risky and we have suffered losses in previous years

     For the years ended December 31, 2004, 2003 and 2002, we reported revenues of $59,187,000, $58,227,000 and $47,967,000, respectively. We recognized net income in 2004 of $730,000 and net losses of $3,518,000 and $2,960,000 for the years ended December 31, 2003 and 2002, respectively. The losses for the 2003 and 2002 periods were primarily due to costs associated with litigation expenses and settlements. We may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of our future operations. Our results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of our management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of our business is directly affected by our available net capital.

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

Principal and brokerage transactions and lending activities expose us to losses

     Our trading, market making and underwriting activities involve the purchase, sale or short sale of securities as a principal and, accordingly, involve the risk of changes in the market prices of those securities and the risk of a decrease in the liquidity of markets which would limit our ability to resell securities purchased or to repurchase securities sold in principal transactions. Montauk Financial Group's brokerage activities and principal transactions are subject to credit risk. For example, a customer may not respond to a margin call, and since the securities being held as collateral have diminished in value, there is a risk that we may not recover the funds loaned to the customer.

There are numerous contingencies and risks associated with our recent entry into an agreement to merge with Olympic Cascade

     On February 10, 2005, we announced that we had entered into an agreement to merge with Olympic Cascade Financial Corporation for the merger of the two companies in a transaction where the outstanding shares of our common stock would convert into the right to receive shares of common stock of Olympic Cascade at a ratio of 0.5055 Olympic shares for each share of our common stock. There are numerous contingencies and risks associated with our having entered into this agreement, including the following:

     We cannot assure you that all conditions to the merger will be completed and the merger consummated. The merger is subject to the satisfaction of closing conditions, including the approval of our and Olympic's stockholders and the consummation of a financing arrangement. Accordingly, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed. If the merger is not completed, the market price of our common stock could decline.

     Completion of the merger may result in dilution of per share operating results. The completion of the merger may not result in improved per share operating results of the combined company or a financial condition superior to that which would have been achieved by our company on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of per-share earnings of the combined company as compared to the per-share earnings that would have been achieved by our company if the merger had not occurred.

     If we and Olympic Cascade fail to successfully integrate our operations, the combined company may not realize the potential benefits of the merger. If the merger is completed, the integration of First Montauk and Olympic Cascade will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and we may lose customers. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the merger, First Montauk and Olympic Cascade must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

       o failure to successfully manage relationships with customers and other important relationships;

       o failure of customers to continue using the services of the combined company;

       o difficulties in successfully integrating the management teams and employees of First Montauk and Olympic Cascade;

       o challenges encountered in managing larger operations;

       o the loss of key employees;

       o diversion of the attention of management from other ongoing business concerns;

       o potential incompatibility of technologies and systems; and

       o potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

       o potential incompatibility of business cultures.

     If the combined company's operations after the merger do not meet the expectations of existing customers of First Montauk and Olympic Cascade, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

     Costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

Competition in the brokerage industry may adversely impact our retail business

     We encounter intense competition in all aspects of our business and compete directly with many other securities firms, a significant number of which offer their customers a broader range of financial services, have substantially greater resources and may have greater operating efficiencies. In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at lower commission rates on an "execution only" basis without offering other services such as investment recommendations and research. The further expansion of discount brokerage firms could adversely affect our retail business. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. The possible increase of this discounting could adversely affect us. Other financial institutions, notably commercial banks and savings and loan associations, offer customers some of the services and products currently provided by securities firms. In addition, certain large corporations have entered the securities industry by acquiring securities firms. While it is not possible to predict the type and extent of competitive services that banks and other institutions ultimately may offer to customers, we may be adversely affected to the extent those services are offered on a large scale.

We are subject to various risks in the securities industry

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

     As a result, revenues and earnings may vary significantly from period to period. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. Due to our size, we have less capital than many competitors in the securities industry. In the event of a market downturn, our business could be adversely affected in many ways, including those described herein. Our revenues are likely to decline in such circumstances and, if we are unable to reduce expenses accordingly, our financial condition and results of operations would be adversely affected.

We have incurred liability due to securities-related litigation

     Many aspects of our business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of our associated persons, as well the underwriting and distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seeks both rescissionary and punitive damages. During the year ended December 31, 2004, we incurred $2,715,000 in litigation costs and expenses related to various legal claims and settlements. As of December 31, 2004, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse awards or judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that our consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

We remain subject to extensive regulation and the failure to comply with these regulations could subject us to penalties or sanctions

     The securities industry in general and our business in particular is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The broker-dealer is also regulated by industry self-regulatory organizations, including the NASD and the Municipal Securities Rulemaking Board. Montauk Financial Group is a registered broker-dealer with the SEC and a member firm of the NASD. Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         o      sales practices and supervision;
         o      trading practices among broker-dealers;
         o      use and safekeeping of customers' funds and securities;
         o      capital structure of securities firms;
         o      record keeping; and
         o      the conduct of directors, officers, agents and employees.

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

We depend upon our registered representatives

     Most aspects of our business are dependent on highly skilled and experienced individuals. We have devoted considerable efforts to recruiting and compensating those individuals and provide incentives to encourage them to remain employed by or associated with us. Individuals associated with us may leave our company at any time to pursue other opportunities.

We face significant competition for registered representatives

     We are continuously adding new registered representatives to our company to either grow our operations or to replace registered representatives that have left our company. We compete with other financial services firms for these persons and the level of competition for registered representatives remains intense. The loss of a significant number of registered representatives could materially and adversely affect our operating results.

We depend upon our senior management

     For the foreseeable future, we will be substantially dependent upon the personal efforts and abilities of our senior management, including our Chief Executive Officer and President, Mr. Victor K. Kurylak, Mr. Robert I. Rabinowitz, our General Counsel and Executive Vice President and Ms. Mindy A. Horowitz, our acting Chief Financial Officer and Senior Vice President, to coordinate, implement and manage our business plans and programs. The loss or unavailability of the services of any of them would likely have a material adverse affect on our business, operations and prospects. In addition, loss of key members of management could require us to invest capital to search for a suitable replacement. Such a search could serve as a distraction to the remaining members of management preventing them from focusing on the ongoing development of our business which, in turn, could cause us to lose money.

Montauk Financial Group must comply with Net Capital Requirements

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

We are exposed to risks due to our investment banking activities

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

We rely on one clearing firm and the termination of the clearing agreement with this firm could disrupt Montauk Financial Group's business

     Montauk Financial Group uses one clearing broker, Fiserv Securities, Inc., to process its securities transactions, maintain customer accounts, control, receive, custody and deliver securities, on a fee basis. We depend on the operational capacity and ability of the clearing broker for the orderly processing of transactions. If the clearing agreement is terminated for any reason, or if the clearing broker fails to provide its functions for us in the normal course of business, we would be forced to find an alternative clearing broker. There is no assurance that we would be able to find an alternative clearing broker on acceptable terms to us or at all.

We do not pay dividends on our common stock

     We do not pay dividends on the issued and outstanding shares of our common stock. However, we pay 6% quarterly dividends on the outstanding shares of our Series A Preferred Stock, pay interest at the rate of 6% on our outstanding debentures and our Series B Preferred Stock will accrue cumulative dividends at the rate of 8% per annum. Applicable laws, rules and regulations under the New Jersey Business Corporation Act and the Securities Act of 1933, as amended, have affected our ability to declare and pay dividends.

The conversion or exercise of outstanding convertible securities may result in dilution to our common shareholders

     Dilution of the per share value of our common shares could result from the conversion of most or all of the currently outstanding debentures and shares of Series A Preferred Stock and Series B Convertible Redeemable Preferred Stock. We issued an aggregate of $1,240,000 principal amount of debentures in a private offering completed in March 2003 and subsequently issued an aggregate of $1,895,000 principal amount of debentures in a private placement completed in December 2003. The debentures are convertible into a total of 6,270,000 shares of our common stock at an initial conversion rate of $0.50. To date, holders of $1,875,000 principal amount of debentures have converted into 3,750,000 shares of our common stock. In 1999, we issued an aggregate of 349,511 shares of Series A Preferred Stock in connection with an exchange offer. Currently, 305,369 Series A Preferred Shares remain outstanding and convertible into 610,738 shares of common stock at the rate of $2.50 per share. However, if the last sale price of the common stock is $3.50 or more a share for 20 consecutive trading days, as listed on the Over-the-Counter Bulletin Board, the Series A Shares will automatically be converted into shares of common stock. In 2005 we issued 197,824 shares of Series B Convertible Redeemable Preferred Stock that are convertible into 1,978,240 shares of our common stock.

         In addition, as of March 31, 2005, there were outstanding:

        o warrants to purchase 313,500 shares of common stock at an exercise price of $0.50 per share;
        o warrants to purchase 500,000 shares of common stock at an exercise price of $.40 issued in a settlement of certain claims; and
        o options to purchase 2,533,832 shares of common stock, at exercise prices ranging from $.20 to $2.50 per share.

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

We have sold restricted shares which may depress the common stock price

     As of March 31, 2005, of the 15,324,051 issued and outstanding shares of our common stock, approximately 9,069,741 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is not affiliated with us and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

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

The price of our common stock is volatile

     The price of our common stock has fluctuated substantially (See Part II, Item 5). This volatility may be caused by factors specific to our company and the securities markets in general. Factors affecting volatility may include: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; and changes in applicable laws or regulations, or their judicial or administrative interpretations affecting us or the securities industry in general. In addition, volatility of the market price of our common stock is affected by the relatively low trading volume it has experienced and the fact that it is not listed for trading on a national securities exchange.

Our broker-dealer subsidiary faces limitations on trading and market-making activities in our securities

     Due to regulatory positions and requirements of both the SEC and the NASD relating to the circumstances and extent to which a registered broker-dealer and NASD member may engage in market-making transactions in the securities of its parent company, Montauk Financial Group does not engage in trading or market-making activities relating to our common stock or warrants where Montauk Financial Group would speculate in, purchase or sell our securities for its own account. The purpose and effect of such limitation restricts Montauk Financial Group from being a factor in the determination of the market or price of our securities. Montauk Financial Group does, however, execute transactions for its customers on an "agency basis" where it does not acquire our securities for its own proprietary account. It will, however, earn usual and customary brokerage commissions in connection with the execution of such brokerage transactions. If, under current or future regulations of both the SEC and NASD, Montauk Financial Group is permitted to participate as a market maker, it may do so on the basis of showing a bid and offer for our securities at specified prices representing customer interest.

We have limited the liability of our directors

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

Item 2.   Properties
Offices and Facilities

The Corporate Headquarters

     We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. In March 1997, we entered into a seven-year lease (the "Master Lease"), commencing February 1, 1998 for 22,762 square feet of gross rentable space. In March 1998, we signed a First Amendment to the Master Lease incorporating all of the other rented space in the Red Bank facility into the March 1997 Master Lease. On September 22, 2004 we entered into a 4th Amendment to our Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey. The amendment provides for a lease term of five (5) years commencing on February 1, 2005, for a reduced space of 27,255 square feet. The lease provides for monthly rent payments of $50,762. As additional rent, we are required to pay a proportional share of any increases in real estate taxes and operating expenses above the amount paid during the 2005 calendar year, insurance premiums relating to the premises, and all utility charges related to the premises. The amendment contains a five-year option to renew at a rental payment equal to the then-current fair market rate per square foot applicable to the leased premises.

Leased Branch Offices

     In June 2001 we entered into a sub-lease agreement for 4,269 square feet of office space on Wall Street in New York City that had been sublet to an affiliate and operated as a branch office. This sublease expired on January 30, 2005 and was not renewed.

     In January 2002 we entered into a sub-lease agreement for 4,520 square feet of office space in Midtown Manhattan which is used as a retail branch office. The sub-lease term runs until September 29, 2006 and provides for a monthly rent payment of $18,830 until January 31, 2004 and thereafter increases to $19,963 for the balance of the sub-lease term.

Item 3.   Legal Proceedings

     Many aspects of our business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

     In July  2003 we,  along  with  Montauk  Financial  Group,  entered  into a settlement agreement with certain claimants in order to settle pending arbitration proceedings that were brought against us. The covered proceedings arose out of customer purchases of certain high-yield corporate bonds which declined in market value and subsequently defaulted. The settlement agreement covers eleven separate claims that sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration we provided, each claimant granted a general release of claims in favor of our company and all individual respondents, with the exception of the registered representative who had handled the claimants' accounts. In consideration for the release granted by the claimants, we agreed to pay to the claimants an aggregate of $1,000,000 cash and to issue to the claimants warrants to purchase an aggregate of 750,000 shares of our common stock in three separate classes of warrants and 500,000 shares of our common stock.

     In addition, the settlement agreement provides that we may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants, respectively, during the months of June 2004, June 2005 and June 2006, the claimants, upon exercising their warrants, will be required to sell the shares in the open market. Thereafter, we would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares net of commissions. In the event that warrant holders do not elect to exercise the warrants during a particular period, we will not be required to make a payment for that period. In June 2004 we redeemed all outstanding Class A warrants for an aggregate of $200,000.

     We are currently defending four additional claims relating to the sale of the high-yield bonds referenced in the preceding paragraphs. The claimants in these matters seek compensatory damages in excess of $2.1 million, plus punitive damages and the recovery of various costs. We are vigorously defending theses actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

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

     A shareholder, BMAC Corp., has filed a report on Form 13d with the Securities and Exchange Commission stating that it holds approximately 13.3% of our outstanding shares. BMAC Corp. failed to identify any individuals associated with it. For this and other reasons, it is our opinion that the filing by BMAC Corp. did not satisfy the federal securities regulations related to the filing of Form 13d. Although no litigation has been commenced, the Company has been advised that they may undertake certain actions, which may include an attempt to change or influence control over the company, including recommendation of management changes and structure of the board of directors. In addition, certain former registered representatives of Montauk Financial Group have contacted management of the Company and advised us that they represent BMAC Corp. and seek management changes in the company. These former brokers have stated it is their intention to put themselves in place as management of Montauk Financial Group. We are aware that many of the clients of these former registered representatives held convertible debentures that we had issued in a prior private placement and substantially all of these debenture holders converted their debentures into our Common Stock at the same time, including persons affiliated with BMAC Corp. We are also aware that a law firm which represents these former brokers has sent letters to customers and brokers of Montauk Financial Group disparaging Montauk Financial Group's management and Board of Directors. Despite the existence of these facts, these former brokers deny that they are a "group" within the meaning of federal securities regulations. We have advised the SEC and NASD of our belief that the persons involved have not complied with applicable law regarding Section 13d of the Securities and Exchange Act of 1934, as well as other provisions of the Securities and Exchange Act of 1934 and SEC regulations. We fully intend to seek all defenses available to us in this matter and are reviewing all available legal options against these persons.

     As of December 31, 2004, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended.

Item 4.   Submission of Matters on a Vote of Security Holders

     We did not submit any matters to our shareholders for a vote during the fourth quarter of the year ended December 31, 2004. We anticipate that the next meeting of shareholders will include a vote upon the proposed transaction with Olympic Cascade, assuming that the parties proceed with the transaction as contemplated.

                                     PART II

Item 5.         Market of and Dividends on our Common Equity and
                Related Stockholder Matters

A.      Principal Market

     Our common stock is traded in the over-the-counter market. Trading in the our common stock is reported on the NASD Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our Class A, Class B and Class C Warrants commenced trading in the over-the-counter market upon their issuance in March 1998. The Class A Warrants and Class B Warrants expired on February 17, 2003. The Class C Warrants expired on February 17, 2005.

B.      Market Information

     Our common stock commenced trading in the over-the-counter market in 1987. On March 30, 2005, our common stock had bid and offer prices of $1.02 and $1.03, respectively. At December 31, 2004 our Common Stock had a closing price of $0.55 per share.

     The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Fiscal Year 2005             High Bid                Low Bid

     1st   Quarter             $1.09                   $.47
(through 3/30/05)


Fiscal Year 2004             High Bid                Low Bid

     1st  Quarter               $.42                   $.30
     2nd Quarter                $.39                   $.27
     3rd Quarter                $.42                   $.24
     4th Quarter                $.80                   $.49

Fiscal Year 2003             High Bid                Low Bid

     1st Quarter                $.22                   $.20
     2nd Quarter                $.32                   $.17
     3rd Quarter                $.32                   $.20
     4th Quarter                $.40                   $.24


C.       Number of Record Holders

     The approximate number of record holders of our common stock as of March 28, 2005 was 505. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 3,000 beneficial holders of our common stock.

D.       Dividend Policy

     We have not paid any dividends upon our common stock since our inception, and do not expect to pay any dividends upon our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 305,369 shares of Series A Preferred Stock. We have not paid dividends on our outstanding shares of Series A Preferred Stock since the first quarter of 2003. Dividend in arrears, but not accrued for, is $164,000 at year end. There can be no assurance that we will continue to pay dividends in the future.

E.       Issuance of Unregistered Securities

Restricted Shares Issuance

     In January 2004 and February 2005 we issued an aggregate of 2,300,000 shares of restricted common stock to our top five executive officers and a senior employee. These shares were granted in conjunction with new employment agreements for each executive officer, and were issued in conjunction with the provisions of our 1996 Senior Management Stock Option Plan, as amended. In addition, in connection with the Severance Agreement entered into with William
J. Kurinsky, we issued to him an aggregate of 197,824 shares of newly created Series B Preferred Stock. We relied upon the exemptions from registration provided upon in Section 4(2) of the Securities Act of 1933 in connection with these issuances.

     During the year ended December 31, 2004, holders of an aggregate principal amount of $120,000 of convertible debentures have elected to convert their debentures into shares of common stock in accordance with the terms of the debentures. Subsequent to the year end, holders of an additional aggregate principal amount of $1,755,000 of convertible debentures elected to convert their debentures into shares of our common stock. The debentures were sold in private placements in 2002 and 2003. We have issued an aggregate amount of 3,750,000 shares of Common Stock in connection with these conversion events. The debentures are convertible at $.50 per share. We relied upon the exemptions from registration provided upon in Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

     In addition, during the year ended December 31, 2004, we granted options to purchase 891,000 shares of common stock pursuant to our stock option plans to certain of our employees and registered representatives, which plans were not registered at the time of grant. The options were granted at exercise prices between $.25 and $.75 per share. In March 2005, a registration statement on Form S-8 was filed with the SEC registering all common shares issuable from our stock option plans.

Stock Repurchases

     During 2004, we repurchased and canceled 60,217 shares of our common stock for $21,162. In the third quarter of 2004, we repurchased 250,000 Series A Warrants for an aggregate of $200,000. There were no repurchases of any securities during the fourth quarter of 2004.

F.       Securities Authorized For Issuance Under Equity Compensation Plans

See the discussion and tables at pages 61 to 62 below.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year Ended December 31,

                                           2004                2003           2002                2001                2000

Operations Results:

Revenues:

  Commissions                          $42,767,158         $41,950,392        $36,513,802         $37,807,870          $46,529,771

  Principal transactions                 9,058,259           9,466,359          6,727,642           8,021,887            7,131,079

  Investment banking                     2,716,042           2,439,144          1,007,700           1,483,210            2,416,711

  Interest and other income              4,645,782           4,370,787          3,717,600           3,907,448            3,252,325
                                         ---------           ---------          ---------           ---------            ---------

Total                                   59,187,241          58,226,682         47,966,744          51,220,415           59,329,886
                                        ----------          ----------         ----------          ----------           ----------
revenues


Expenses:

  Commissions, employee                 46,851,474          46,218,107         39,572,851          42,356,207           46,800,661
  compensation and benefits

  Clearing and floor                     2,466,027           2,934,164          2,666,376           3,247,219            4,003,345
  brokerage

  Communications and                     2,664,256           2,659,105          3,006,017           3,249,389            2,731,681
  occupancy

  Legal matters and related              2,714,769           5,836,960          1,259,502           2,415,374            1,181,115
  costs

  Write-down of note                            --                  --                 --                  --              239,183
  receivable - Global Financial
  Corp.

  Other operating expenses               3,489,425           3,393,335          4,029,515           5,076,806            4,862,158

Interest                                   284,093             204,054             98,918             174,632              160,230
                                           -------             -------             ------             -------              -------

Total expenses                          58,470,044          61,245,725         50,633,179          56,519,627           59,978,373
                                        ----------          ----------         ----------          ----------           ----------

Income (loss) before income                717,197         (3,019,043)        (2,666,435)         (5,299,212)            (648,487)
taxes

Provision for income taxes                (13,305)             499,000            294,000            (90,989)                6,721
(benefit)                                --------             -------            -------            --------                -----

Income (loss) before                      730,502           (3,518,043)        (2,960,435)        (5,208,223)             (655,208)
extraordinary loss






                                                                             21


                                                                   Year Ended December 31,

                                           2004                2003           2002                2001                2000

Operations Results:

Extraordinary loss -
extinguishment of debt, net
of tax                                                                                                                      34,200
                                                                                                                            ------

Net income (loss)                         $730,502        $(3,518,043)       $(2,960,435)        $(5,208,223)           $(689,408)
                                          ========        ============       ============        ============           ==========

Net income (loss) available
to common stockholders                    $639,813        $(3,542,882)       $(3,059,722)        $(5,306,976)           $(792,136)
                                          ========        ============       ============        ============           ==========
Per share of
Common Stock:

     Basic:                                  $0.07             $(0.40)            $(0.36)             $(0.61)              $(0.08)

     Diluted:                                $0.04             $(0.40)            $(0.36)             $(0.61)              $(0.08)

Weighted average common
shares outstanding-- Basic               9,270,350           8,784,103          8,551,932           8,704,355            9,450,055

Weighted average common and
common share equivalents
outstanding - Diluted                   15,629,920           8,784,103          8,551,932           8,704,355            9,450,055

Financial condition:

Total assets                            $9,834,374         $12,193,101        $11,425,506         $14,227,562          $16,913,063

Total liabilities                      $12,932,991         $16,280,540        $12,203,196         $11,934,884          $ 9,203,672

Temporary Equity-Shares
subject to redemption                                                                                   6,500                6,500

Stockholders' equity (deficit)        $(3,098,617)        $(4,087,439)         $(777,690)          $2,286,181           $7,702,891



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

     Montauk Financial Group has approximately 370 registered representatives and services over 61,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of our other 132 branch office and satellite locations in 30 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

     Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. All securities transactions are cleared through Fiserv Securities, Inc. of Philadelphia, Pennsylvania with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

     On February 10, 2005 we executed a definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). Under the terms of the agreement, our shareholders will receive 0.5055 shares of Olympic Cascade Common Stock for each share of First Montauk Common Stock. Our outstanding preferred stock, options and warrants will also be exchanged for like securities of Olympic, subject to the exchange ratio. In connection with the merger, Olympic and we have executed letters of intent with an investment firm, to provide approximately $4.0 million of capital to the combined entity. Completion of the transaction is subject to several conditions which are usual and customary for transactions of this nature, including shareholder approval, completion of the anticipated financing in an amount of at least $4.0 million in gross proceeds and completion of regulatory review and approval of the proposed transaction by the NASD. We expect to file a joint proxy registration statement with the SEC and to close the transaction during the third quarter of 2005.

     Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking services, such as private and public securities offerings and limited market making activities. The following table represents the percentage of revenues generated by each of these activities during the years ended December 31, 2004, 2003 and 2002, respectively:



Equities:                                                              2004           2003       2002
                                                                       ----           ----       ----
  Listed and Over-The-Counter Stocks                                    44%            54%        44%
Debt Instruments:
   Municipal, Government and Corporate Bonds and
    Unit Investment Trusts                                               6%             6%         6%
Mutual Funds                                                            10%            10%        12%
Options: Equity and Index                                                4%             5%         6%
Insurance and Annuities                                                  8%             7%        11%
Investment Banking and Corporate Finance                                 5%             2%         1%
Investment Advisory Fees                                                 4%             3%         2%
Alternative Investments (1)                                              4%             2%         4%
Proprietary Trading                                                      4%             3%         3%
Miscellaneous (2)                                                       11%             8%        11%
                                                                       ------------------------------
Total                                                                  100%           100%       100%
                                                                       ==============================


(1)      Alternative Investments include REITs, 1031 Exchanges and promissory notes
(2)      Miscellaneous includes interest income, amortization of deferred revenue and operations and marketing fees.



     We engage in a highly competitive business. Therefore, our earnings, like those of others in the industry, reflect the activity in the markets and can and do fluctuate accordingly.

Results of Operations
Three Years Ended December 31, 2004

     The  results of  operations  for 2004  showed an  increase  in  revenues of
$960,000  to   $59,187,000   over  2003.  The  following   discussion   reflects
reclassification of certain categories to conform to the 2004 presentation.

                                                                   Year Ended December 31,
                                     ------------------------------------------------------------------------------------
                                           2004                                                                    2002
                                                                          2003
                                     ------------------------------------------------------------------------------------
                                     ------------        ------------------------------       ---------------------------
 Revenues:                               (000's)             % Change          (000's)               % Change    (000's)
                                     ------------        ------------------------------       ---------------------------

 Commissions                             $42,767                 2             $41,950               15          $36,514

 Principal Transactions                    9,058               (4)               9,466               41            6,728

 Investment Banking                        2,716                11               2,439              142            1,008

 Interest/Other                            4,646                 6               4,372               18            3,717
                                          ------                                ------                            ------
Total Revenues                           $59,187                 2             $58,227               21          $47,967
                                         =======                               =======                           =======

     The primary source of our revenue is commissions generated from securities transactions, mutual funds, syndicate offerings and insurance products. Total revenues from commissions increased $817,000, or 2%, from 2003 to 2004 and $5,436,000, or 15%, from 2002 to 2003. The components of the change in commission revenues are as follows:

     Revenues from agency transactions decreased $2,010,000, or 7%, from $27,165,000 in 2003, to $25,155,000 in 2004, and increased $6,393,000, or 31%, in 2003 from $20,772,000 in 2002. As a percentage of total revenues, agency commissions, which consist primarily of equity and options transactions, was 43% in 2002, 47% in 2003, and 43% in 2004. The decrease in revenues from agency transactions from 2003 to 2004 was due in part to a reduction in the number of producing registered representatives. The increased revenues from 2002 to 2003 were primarily attributable to favorable market conditions.

     Mutual fund revenues increased from $5,717,000 in 2003, to $6,131,000 in 2004, an increase of 7%. This was in large part due to increased investor interest in mutual fund investments. In 2003, mutual fund commissions decreased from $5,756,000 in 2002 to $5,717,000 in 2003.

     Revenues from insurance commissions also increased in 2004, from $4,212,000 in 2003 to $4,750,000 in 2004. The 2003 insurance commissions declined $889,000 compared to 2002 revenues of $5,101,000. This was due to a shift of investor focus from insurance related investments toward equity markets.

     Fees generated from managed accounts have consistently increased by about 39% each year since 2001. In 2004, revenues increased $734,000, from $1,880,000 in 2003, to $2,614,000 in 2004. We generated fees of $1,343,000 in 2002. These year-over-year increases are attributable to the continuing interest by investors who prefer to pay a fee based on a percentage of asset value, rather than commissions paid on transactions. As this structure has increased in popularity industry-wide, we have increased our focus on growing and servicing this segment of our business.

     Commissions generated from alternative investment products, such as Real Estate Investment Trusts (REITs), IRS Section 1031 Real Estate Exchanges and medical receivables, increased 125% from $1,034,000 in 2003 to $2,325,000 in 2004, following a decrease of $927,000 when compared to 2002 revenue. In 2004, we increased our emphasis in these product offerings to qualified investors seeking tax advantaged and higher yielding investments.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities, decreased in 2004. Gross revenue from principal transactions fell by 4% or $408,000, from $9,466,000 in 2003, to $9,058,000 in 2004, compared to a significant increase in 2003 of $2,738,000 over 2002 revenues of $6,728,000. This is primarily due to a $1,203,000 decrease in revenues generated in riskless principal transactions attributable to a reduction in the number of registered representatives who conducted more of these types of transactions. Riskless principal trades are transacted through the firm's proprietary account with a customer order in hand, resulting in no market risk to the firm. Riskless principal revenues nearly doubled from $2,103,000 in 2002, to $4,094,000 in 2003, in part because of favorable market conditions. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts increased in 2004 by $746,000, due to the addition of several new branch offices whose primary business focus is on fixed income products. The 2003 increase of $1,124,000 over the 2002 period was due primarily to favorable market conditions.

     Investment banking revenues for 2004 increased $277,000, to $2,716,000. Revenues from syndicate offerings of closed end mutual funds decreased by approximately 50%, or $800,000, while revenues from private placements increased about 100%, or approximately $1 million. Revenues for 2003 increased to $2,439,000, an increase of $1,431,000 over 2002, as investment banking and syndicate business continued its increase over the prior year. This category includes new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member, as well as private placements and other investment banking activities.

     Interest and other income for 2004 totaled $4,646,000, as compared to $4,372,000 for 2003, a 6% increase of $274,000. The primary reason for the increase in other income in 2004 is attributable to an increase in marketing fees, unrealized investment income and the recognition of deferred income, whereas in 2003 there was a one-time recovery of bad debts. If not for the one-time recovery, the increase in interest and other income would have been approximately $676,000. Interest and other income for 2003 totaled $4,372,000 as compared to $3,717,000 for 2002, an increase of $655,000 primarily due to the one-time bad debt recovery previously mentioned. For financial reporting purposes, the cash advances that were received from our clearing firm, Fiserv Securities, Inc., are deferred and amortized on a straight-line basis over the remaining contract term of six years. Other income included amortization of approximately $875,000, $726,000, and $577,000 in 2004, 2003 and 2002,
respectively.




                                                           Year Ended December 31,
                                     --------------------------------------------------------------------
                                         2004                       2003                           2002
                                     --------------------------------------------------------------------
                                     -----------  -------------------------    --------------------------
                                        (000's)      % Change      (000's)          % Change     (000's)
                                     -----------  -------------------------    --------------------------
Expenses:

Commissions, employee
compensation and benefits               $46,852            1       $46,218             17        $39,573

Clearing and floor brokerage              2,466         (16)         2,934             10          2,666

Communications and occupancy              2,664            0        2,659            (12)          3,006

Legal matters and related costs
                                          2,715         (53)         5,837            363          1,260

Other operating expenses                  3,489            3         3,394           (16)          4,029

Interest                                    284           39           204            106             99
                                            ---                        ---                            --

Total operating expenses                $58,470          (5)       $61,246             21        $50,633
                                        =======                    =======                       =======

Provision (benefit) for income
taxes
                                           $(13)                      $499                          $294


     Total expenses decreased by $2,776,000, or 5%, to $58,470,000 in 2004, from $61,246,000 in 2003. Expenses in 2003 increased $10,613,000 from $50,633,000.
The components of the changes in total expenses follow:

     Compensation and benefits expense for management, operations and clerical personnel increased in 2004, from $6,901,000 (12 % of revenues) to $6,963,000 (12% of revenues), an increase of $62,000 over the 2003 year. A reduction in force, which was implemented in late 2003, resulted in a decrease in non-officer compensation, which was offset by an increase in officer salaries and stock compensation due to new employment agreements and the addition of a new officer in 2004. When compared with the 2002 year, compensation and benefits increased $35,000. Commission expense, the largest expense category, which is directly related to commission revenues, increased $627,000, from $39,177,000 for the 2003 year to $39,804,000 for the 2004 year. Commissions as a percentage of total revenues remained relatively constant at about 67% for all three years.

     Clearing and floor brokerage costs, which are determined by the volume and type of transactions, decreased $468,000 to $2,466,000 in 2004, and increased $268,000 in 2003 from $2,666,000 in 2002. The reduction in 2004 is primarily due to the change in the type and volume of transactions as well as an increase in expense rebates provided by our clearing firm. The percentage of clearing costs to gross revenues can fluctuate depending upon the product mix. As a percent of revenues, clearing costs were approximately 4.2% for 2004 as compared with 5.0% and 5.6% in years 2003 and 2002, respectively.

     Communications and occupancy costs are relatively fixed and remained basically unchanged for 2004 when compared to 2003. For 2003, these costs decreased from $3,006,000 to $2,659,000, or $347,000, when compared to 2002 due to the elimination of three corporate-leased branch offices and their related costs and equipment rental expenses. As a percentage of revenue, communications and occupancy was 4.5% in 2004 compared to 4.6% and 6.3% respectively, for the 2003 and 2002 years.

     Legal matters and related settlement costs decreased significantly from $5,837,000 in 2003 to $2,715,000 in 2004, a decrease of $3,122,000, or 54%, due to a reduction in claims and cost control measures implemented by management in 2004. During 2003, legal fees and settlement costs increased to $5,837,000 compared to $1,260,000 in 2002. In 2003, we reached an agreement with certain claimants to settle arbitration proceedings that arose out of customer purchases of certain high-yield corporate bonds, which declined in market value and subsequently defaulted. In the settlement, we paid an aggregate of $1,000,000 cash, issued 500,000 shares of our common stock and warrants to purchase an additional 750,000 shares of our common stock to those claimants.

     In addition, the settlement agreement provides that we may be obligated to make additional payments of up to $600,000, in the event that claimants elect to exercise the warrants on certain dates. Specifically, upon the election of the majority of then existing warrant holders to exercise up to a maximum of 250,000 warrants each during the months of June 2004, June 2005 and June 2006, the claimants, upon exercising their warrants, will be required to sell the shares in the open market. Thereafter, we would pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares net of commissions. In the event that warrant holders do not elect to exercise the warrants during a particular period, we will not be required to make a payment for that period. In June 2004, we redeemed all outstanding Class A warrants for an aggregate of $200,000.

     We are currently defending four additional claims related to the sale of the high-yield bonds referenced in the preceding paragraphs. The claimants in these matters seek compensatory damages in excess of $2.1 million, plus punitive damages and the recovery of various costs. We are vigorously defending these actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

     We are also a respondent or co-respondent in various other legal proceedings which are related to our securities business and are contesting these claims and believe there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage in any particular case is determined on a case by case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements relating to our securities business.

     As of December 31, 2004, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against us. All such cases are, and will continue to be, vigorously defended.

     Other operating costs increased $95,000, to $3,489,000 in 2004, from $3,394,000 in 2003, primarily resulting from an increase in professional liability insurance of $237,000 offset by a decrease in office and printing costs and consulting fees of $114,000. From 2002 to 2003, other operating expenses decreased $635,000, from $4,029,000 to $3,394,000. In 2002, we wrote off customer and broker bad debts of $1,021,000 compared to $73,000 in 2003.

     Professional liability insurance costs have increased substantially due to a hardening in the market for broker-dealer professional liability and directors and officers insurance coverage. Many insurance carriers have opted out of this market, while others have substantially increased premiums and deductible limits. Our registered representatives have historically paid the full cost of errors and omission insurance. However, to stay competitive in the marketplace, we absorbed a large portion of these premiums in 2004 and 2003. The net cost to us for errors and omissions insurance increased by $237,000 in 2004 and $331,000 in 2003. The amount of our cost for this coverage will continue to be dependent on the number of registered representatives associated with us throughout the year.

     Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 was $(13,000), $499,000, and $294,000 respectively. The effective tax rate on pre-tax income (loss) was 2.0%, 16.5% and 11.0% during 2004, 2003 and 2002, respectively. The difference in the rate between 2004 and 2003 was due to the impact of the decrease of the valuation allowance relating to an adjustment of the deferred tax asset previously recorded. The difference in the rate between 2003 and 2002 was due primarily to a reduction in the 2002 provision to reflect a federal loss carry back refund claim of approximately $212,000. During the fourth quarter of 2002 and 2003 we received the final two payments of $1,250,000 each under the financing agreement with our clearing firm. The 2002 payment was taxable in the year of receipt and the 2003 payment was deferred until 2004. Previously recorded deferred tax assets were charged against that income in both years. As of December 31, 2004 and 2003, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods.

     For 2004, we reported a net income applicable to common stockholders of $640,000, or $.07 per basic and .04 per diluted share, as compared to a net loss applicable to common stockholders reported in 2003 of $3,543,000, or ($.40) per basic and diluted share. For 2002, we reported a net loss applicable to common stockholders of $3,060,000, or ($.36) per basic and diluted share.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 73% of assets in 2004 and 72% of assets in 2003 consisting of cash and cash equivalents, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

     Overall, cash and cash equivalents decreased for 2004 by $2,407,000. Net cash used in operating activities during 2004 was $2,020,000, as a result of net income of $731,000, adjusted by non-cash charges including depreciation and amortization of property and equipment and deferred financing costs of $762,000 and the amortization of deferred income of $875,000. Cash was further reduced by net decreases in commissions, accounts payable, accrued expenses and income taxes payable of $2,227,000, an increase in our clearing receivable of $597,000 and securities owned of $201,000, offset by a decrease in employee and broker receivables of $100,000, securities sold, not yet purchased of $105,000.

     We received our fourth and final advance of $1,250,000 in November 2003 under the financing agreement with Fiserv.

     Investing activities required cash of $212,000 in 2004 for additions to capital expenditures. In 2003 investing activities consumed $139,000 for additions to capital expenditures of $166,000, offset by decreases in other assets of $27,000.

     Financing activities in 2004 used $175,000 in cash primarily related to capital leases and the repurchase of common shares. Financing activities provided cash of $1,567,000 during the 2003 year. We received gross proceeds in 2003 of $2,105,000 from private offerings of our 6% convertible debentures. This was partially offset by notes and capital lease repayments of $269,000, dividend payments to preferred shareholders of $25,000 and a decrease in the cash portion of deferred financing costs of $244,000.

     In connection with the settlement agreement we entered into in July 2003, regarding the settlement of eleven pending arbitration proceedings discussed above, we issued 750,000 five-year warrants in three classes of 250,000 warrants each. Class A warrants have an exercise price of $.40 per share; Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that we may be obligated to make additional cash payments of up to $600,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class A warrant holders elect to exercise the remaining warrants in their particular class during the month of June 2004 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, we will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for remaining Class B and Class C warrant holders during the months of June 2005 and June 2006, respectively. In June 2004, we redeemed all of the outstanding Class A warrants by paying the claimants $200,000.

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

Financing Activities

     In 1999, we completed a private offering of Series A Convertible Preferred Stock in connection with the settlement with holders of leases of Global Financial Corp. Under the terms of the offering, each Global lease investor who participated in the offering received one share of Preferred Stock in exchange for every $5 of lease investment value that the investor was entitled to receive from Global after certain adjustments. Each leaseholder was required to assign their interest in all lease payments to which they were entitled. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Pursuant to the offering, we issued an aggregate of 349,511 shares of Series A Preferred Stock. The offering was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D, promulgated thereunder. Conversion of the Series A Preferred Stock into shares of common stock amounted to 44,142 during the years 2001-2004, with 305,369 preferred shares remaining at December 31, 2004. We have suspended the quarterly payments of our Series A Preferred Stock dividend in accordance with applicable state law. (See Footnote 16 to the consolidated financial statements).

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

     In September 2003, we commenced an additional private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering was completed on December 31, 2003. In the offering, we sold an aggregate principal amount of $1,895,000 of debentures. The proceeds of the financing will be used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by
Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions "Item 1. Business -- Debenture Conversions."

     Between October 2004 and March 2005 we received notices that holders of $1,875,000 of convertible debentures that were sold through private offerings in 2002 and 2003, have elected to convert their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,750,000 shares of our common stock during that time period. As of the date of this Annual Report, there is an aggregate principal amount of $1,260,000 of convertible debentures outstanding. The debentures are convertible at $.50 per share.

     In  connection  with the  Separation  Agreement  we  entered  into with Mr.
William Kurinsky, we issued him an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and will be convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock.

Consolidated Contractual Obligations and Lease Commitments

     The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of December 31, 2004. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of December 31, 2004
                                                                   Expected Maturity Date
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                                                                                               After
Category                              2005              2006             2007             2008           2009      2009        Total
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Debt Obligations(2)                      0                                                                            0
                                                           0         $950,000       $2,065,000              0            $3,015,000
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Capital Lease Obligations
                                   $53,905            $8,555                0                0              0         0     $62,460
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Operating Lease
Obligations                       $955,171          $830,130         $631,790         $609,149       $609,419         0  $3,635,389
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Purchase Obligations                     0                 0                0                0              0         0           0
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Other Long-Term
Obligations Reflected on
Balance Sheet under GAAP         $200,000(1)       $200,000(1)              0                0              0         0  $400,000(1)
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Total                           $1,209,076        $1,038,685       $1,581,790       $2,674,149       $609,149         0  $7,112,849

-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------

(1) Maximum expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Footnote No. 10 of the consolidated financial statements.

(2) Subsequent to the year end, certain debentures were converted.  See footnote
9.

Net Capital

     At  December  31,  2004,   Montauk  Financial  Group  had  net  capital  of
$1,992,574, which was $1,685,619 in excess of its required net capital of $306,955, and the ratio of aggregate indebtedness to net capital was 2.31 to 1.

Off-Balance Sheet Arrangements

     We execute securities transactions on behalf of our customers. If either the customer or a counter-party fail to perform, we, by agreement with our clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing firm requires additional collateral or reduction of positions, when necessary. We also complete credit evaluations where there is thought to be credit risk.

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

Warrants subject to put options

     We have issued common stock purchase warrants that embody obligations requiring us to make cash redemption payments under certain circumstances. FAS 150 requires us to classify these financial instruments as liabilities and to record them at fair value initially and at the end of subsequent reporting periods. The valuation of the warrants involves the use of significant judgments and assumptions. At December 31, 2004, we valued the warrants using the discounted cash flow method, assuming, based on available evidence, that we will be required to pay the full redemption liability. Actual results could differ from these estimates as circumstances change.

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

Revenue recognition

     Securities transactions, commission income, sales concessions from participation in syndicated offerings and related expenses are recorded on a trade date basis. Insurance and mutual fund commissions received from outside vendors are recognized as income when received. Securities owned and securities sold, but not yet repurchased are stated at quoted market value with unrealized gains and losses included in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings. Advances received under our financial agreement with our clearing firm are deferred and amortized over the remaining term of the agreement on a straight-line basis.

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

Income taxes

     Due to significant operating losses from 2001-2003 we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2004, and we intend to maintain it until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

Recent pronouncements of the Financial Accounting Standards Board

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is not applicable to the Company's current operations.

     In December 2004, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions". This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects). This standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

     In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of nonmonetary assets occurring after June 15, 2005, is not applicable to the Company's current operations.

     In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment"(SFAS 123 (revised 2004)"), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Account for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company will adopt SFAS 123 (revised
2004) for the quarter beginning July 1, 2005. The effect of the adoption of this Statement has not yet been determined.

     In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have classified our obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the warrants remaining were initially valued at $269,123 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company measures the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at December 31, 2004 was $333,261. Changes in value are recognized in earnings as interest expense.

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

     Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2004 and December 31, 2003, equity securities positions owned and sold, not yet purchased were approximately $370,720 and $174,326, and $169,534 and $69,330,
respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 8.    Financial Statements

     See Financial Statements attached hereto at pages F-1 to F-25.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On July 9, 2004, we dismissed Schneider & Associates, LLP as our independent public accountants. The reports of Schneider & Associates on our financial statements for each of the past two fiscal years, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Schneider & Associates was made and approved by the Audit Committee of the Board of Directors on July 9, 2004. During our two most recent fiscal years and through the date of our dismissal, we had no disagreements with Schneider & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schneider & Associates would have caused the to make reference to the subject matter of the disagreement in its report on our financial statements for such years. During our two most recent fiscal years we had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     On July 9, 2004, we engaged Lazar, Levine & Felix LLP as our new independent registered public accountants to audit our financial statements for the fiscal year ended December 31, 2004. Prior to the engagement of Lazar, we had not consulted with Lazar during our two most recent fiscal in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither was a written report provided to us nor was oral advice provided that Lazar concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

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

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None


                                    PART III

Item 10. Directors and Executive Officers

     Our directors and executive officers for the year ending December 31, 2005 are as follows:


Board Of Directors

Name                                     Age                 Position

Herbert Kurinsky                         73                  Class I Director and Chairman of the Board of
                                                             Directors- First Montauk Financial Corp.

William J. Kurinsky                      44                  Class I Director, Vice-Chairman of the Board of
                                                             Directors- First Montauk Financial Corp.

Norma Doxey                              66                  Class II Director, First Montauk Financial Corp., and
                                                             Vice President of Operations, Montauk Financial Group

Ward R. Jones                            73                  Class III Director, First Montauk Financial Corp.

Barry D. Shapiro                         63                  Class II Director, First Montauk Financial Corp.

Executive Officers

Name                                     Age                 Position

Victor K. Kurylak                        48                  President and Chief Executive Officer, First Montauk
                                                             Financial Corp. and Montauk Financial Group

Robert I. Rabinowitz                     47                  Executive Vice President, General Counsel and Secretary
                                                             -First Montauk Financial Corp., Montauk Financial Group

Mindy A. Horowitz                        47                  Acting Chief Financial Officer, Vice President of
                                                             Finance -First Montauk Financial Corp., Chief Financial
                                                             Officer, Treasurer, Fin.Op.- Montauk Financial Group


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

     Herbert Kurinsky, our Chairman, became a Director and the President of First Montauk Financial Corp. on November 16, 1987. Mr. Kurinsky is a co-founder of Montauk Financial Group. and has been its President, one of its Directors and its Registered Options Principal since September of 1986. Effective January 1, 2004, Mr. Kurinsky relinquished his duties as our Chief Executive Officer. From March 1984 to August 1986, Mr. Kurinsky was the President of Homestead Securities, Inc., a New Jersey broker/dealer. From April 1983 to March 1984, Mr. Kurinsky was a branch office manager for Phillips, Appel & Waldon, a securities broker/dealer. From February 1982 to March 1983, Mr. Kurinsky was a branch office manager for Fittin, Cunningham and Lauzon, a securities broker/dealer. From November 1977 to February 1982, he was a branch office manager for Advest Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. degree in economics from the University of Miami, Florida in 1954.

     William J. Kurinsky, serves as our Vice Chairman of the Board of Directors. In 2004, Mr. Kurinsky served as our Chief Executive Officer, Vice Chairman, Chief Financial Officer and Secretary. Mr. Kurinsky relinquished these offices on February 8, 2005. Mr. Kurinsky previously served as our Vice President, a Director and Chief Operating Officer, in addition to serving as Chief Financial Officer and Secretary, since November 16, 1987. Mr. Kurinsky relinquished the office of Chief Operating Officer and became our Chief Executive Officer and Vice Chairman, effective January 1, 2004. He is a co-founder of Montauk Financial Group and has been one of its Vice Presidents, a Director and its Financial/Operations Principal since September of 1986. Prior to that date, Mr. Kurinsky was Treasurer, Chief Financial Officer and Vice President of Operations of Homestead Securities, Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. from Rutgers University in 1984. He is the nephew of Herbert Kurinsky.

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

     Victor K. Kurylak became our Chief Executive Officer on February 8, 2005, and retains his position as President. From January 1, 2004, Mr. Kurylak was our President and Chief Operating Officer through February 8, 2005. From January 2001 through December 2003, Mr. Kurylak was a self-employed business consultant, and was retained by us prior to his becoming our President and Chief Operating Officer. From November 1995 through December 2000 he was the owner and Executive Vice President for Madison Consulting Group/Summit Insurance, an independent insurance brokerage firm. From February 1990 through October 1995, Mr. Kurylak was the Chief Information Officer for Rockefeller Financial Services in New York City. Mr. Kurylak received his Bachelor of Sciences degree in Engineering from Princeton University in 1979. Mr. Kurylak is registered as a general securities representative and registered principal and is licensed as a life, health and property and casualty insurance producer.

     Robert I. Rabinowitz, Esq. has been our General Counsel since 1987. In February 2005 he became our secretary, and retained the position of Executive Vice President and General Counsel. Previously, he served as General Counsel of Montauk Financial Group from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of Montauk Financial Group as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the National Association of Securities Dealers, Department of Arbitration. Mr. Rabinowitz's wife is a niece of Mr. Herbert Kurinsky and a sister of Mr. William Kurinsky.

     Mindy A. Horowitz, CPA, was appointed acting Chief Financial Officer of First Montauk Financial Corp. effective February 8, 2005. In January 2005, she became the Chief Financial Officer and Financial and Operations Principal of Montauk Financial Group. She had previously been Vice President of Finance for Montauk Financial Group since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk Securities Corp. Ms. Horowitz is a Certified Public Accountant.

Significant Employees

     Mark D. Lowe, 46, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial Planner (CFP) in July 1991, a Chartered Financial Planner (Chfc) in 2001 and a Chartered Life Underwriter (CLU) in 2003. Mr. Lowe graduated Ocean County College in Toms River, NJ. Mr. Lowe is the past President of the Estate and Financial Planning Council of Central New Jersey.

Certain Reports

     No person who, during the fiscal year ended December 31, 2004, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934 failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

     We believe that certain shareholders, including BMAC Corp. have failed to comply with their reporting requirements under the Securities and Exchange Act of 1934, including the requirement to file Forms 3 and 4 with respect to their holdings and sale and purchases of our Common Stock. However, as a result of these failures, we cannot ascertain with certainty the extent of any potential failure to comply with the rules regarding these filings.

Compensation of Directors; Meetings of Directors

     We pay our directors who are not also our employees a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. In 2004 the board authorized additional payments to our directors who are not our employees, to include an annual payment of $5,000 payable in quarterly installments. Members of the audit committee are also entitled to any additional $750 per annum payment. Directors that are also our employees are not entitled to any additional compensation as such. During fiscal year 2004, the Board of Directors met on seven occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

Committees of the Board of Directors

     The Board of Directors has two committees: Audit and Compensation. Our Board of Directors currently consists of five individuals, two of whom are independent directors as defined in Rule 4200(a)(154) of the listing standards of the National Association of Securities Dealers. Our independent directors are Ward R. Jones, Jr. and Barry D. Shapiro.

     For the year ended December 31, 2004, the members of the committees, and a description of the duties of the Committees were as follows:

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

     During the fiscal year ended December 31, 2004, the audit committee met on two occasions. One of those meeting was to approve the appointment of Lazar Levine & Felix, LLP as our new auditing firm for fiscal year 2004. The audit committee adopted a written charter governing its actions effective June 23, 2000. During the fiscal year, the members of the audit committee were Ward R.
Jones  and Barry  Shapiro.  Both of the  members  of our  audit  committee  were
"independent" within the definition of that term as provided by Rule 4200(a)(154) of the listing standards of the National Association of Securities Dealers. The Board has determined that Mr. Barry D. Shapiro qualified as the audit committee financial expert as defined under applicable Securities and Exchange Commission rules. Mr. Barry Shapiro serves as chairman of this committee.

     Compensation Committee. The compensation committee functions include administration of our 2002 Incentive Stock Option Plan and 1996 Senior
Management Option Plan and the negotiation and review of all employment agreements with our executive officers. The compensation committees' members are Ward R. Jones and Barry Shapiro. Mr. Ward Jones serves as chairman of this committee. During the year ended December 31, 2004, the committee met on two occasions.

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

         Code of Ethics

     On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief
Financial Officer and our President. A copy of our Code of Ethics and Conduct was filed as Exhibit 14 to our annual report on Form 10-K for 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended December 31, 2004.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

     The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2004, 2003 and 2002 to each of our named executive officers.


                                                                                                      Long Term
                                                                                                      Compensation Awards


                                                                                                                       No. of
                                                                                                    Restricted Stock   Securities
                                      Fiscal                                   Other Annual         Award(s)           Underlying
    Name and Principal Position       Year       Salary           Bonus        Compensation                            Options/ SARs

Herbert Kurinsky                      2004       $200,000         $  42,570    $93,748 (2)          375,000 (1)         0
Chairman of the Board of Directors    2003       $231,218         $ 200,000    $  2,500 (2)         0                   0
- FMFC (1)                            2002       $181,218         $ 0          $  2,500 (2)         0                   0

William J. Kurinsky                   2004       $300,000         $31,590      $97,269 (4)          375,000 (3)         0
Chief Executive and Chief Financial   2003       $231,218         $50,000      $    0  (4)          0                   0
Officer and Secretary - FMFC and      2002       $181,218         $ 0          $ 2,000 (4)          0                   0
Montauk Financial Group (3)

Victor K. Kurylak, President and      2004       $250,000         $63,181      $65,356 (6)          250,000 (5)         500,000 (7)
Chief Opearting Officer, FMFC and
Montauk Financial Group (5)

Robert I. Rabinowitz                  2004       $180,000         $25,000      $ 3,663 (9)          0                   100,000 (10)
General Counsel - FMFC and Montauk    2003       $150,000         $10,000      $ 2,500 (9)          0                   0
Financial Group (8)                   2002       $150,000         $ 0          $ 2,500 (9)          0                   0

Mindy A. Horowitz                     2004       $125,000         $20,000      $ 3,663 (12)         0                   0
Acting Chief Financial Officer,       2003       $125,000         $15,000      $ 2,500 (12)         0                   100,000 (11)
FMFC, and Chief Financial Officer,    2002       $125,000         $ 0          $ 2,500 (12)         0                   0
Fin. Op. Montauk Financial Group
(13)


1) Mr. Herbert Kurinsky is the beneficial owner of 461,518 shares of the Company's Common Stock as of December 31, 2004, which shares had a market value of $253,835 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. In January 2004, Mr. Herbert Kurinsky was issued 375,000 shares of restricted common stock in conjunction with his employment agreement. The shares vest equally over a three-year period on December 31, 2004, December 3, 2005 and December 2006.

2) Includes: (i) for 2004 stock compensation of $90,562 and an automobile allowance of $3,186 (ii) for 2003, an automobile allowance of $2,500; and
     (iii) for 2002, an automobile allowance of $2,500.

3) Effective February 8, 2005, Mr. William Kurinsky relinquished the office of Chief Executive Officer. He is the beneficial owner of 1,780,823 shares of the Company's Common Stock as of December 31, 2004, which shares had a market value of $979,453 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. In January 2004, Mr. William J. Kurinsky was issued 375,000 shares of restricted common stock in conjunction with his employment agreement. The shares vest equally over a three-year period on December 31, 2004, December 3, 2005 and December 2006. In February 2005, we issued 197,824 shares of newly created Series B Preferred Stock valued at $1,000,000 to Mr. William Kurinsky pursuant to the terms of a Separation Agreement as discussed below in greater detail. Mr. Kurinsky's previously granted options to purchase 325,000 shares of our common stock with exercise prices of $0.83 to $2.00 per share have been cancelled. Mr. Kurinsky, in connection with his services as a consultant, will receive new options to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $0.83 per share. The new options will have a three-year exercise term. Mr. Kurinsky's existing restricted stock grant of 250,000 common shares are also immediately vested.

4) Includes: (i) for 2004 stock compensation of $90,526, commission of $2,142 and an automobile allowance of $4,565 (ii) for 2003 no automobile allowance was paid, (iii) for 2002, an automobile allowance of $2,000.

5) Mr. Victor K. Kurylak is the beneficial owner of 250,000 shares of the Company's Common Stock as of December 31, 2004, which shares had a market value of $137,500 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. In February 2005 we issued 1,000,000 restricted shares of common stock pursuant to the terms of his new employment agreement. These shares were granted to Mr. Kurylak pursuant to the terms of his new employment agreement as discussed below in greater detail.

6) Includes: for 2004 stock compensation of $60,375 and an automobile allowance of $4,981.

7)   In 2004 the Compensation Committee authorized an option grant to Mr. Victor
     K. Kurylak to purchase 250,000 shares of Common Stock at an exercise price of $.75 per share for 5 years, and an option grant to purchase 250,000 shares of Common Stock at an exercise price of $.50 per share for 5 years. Mr. Kurylak returned the option grant exercisable at $.75 in February 2005 in conjunction with a new employment agreement, as discussed in greater detail below.

8) Mr. Robert I. Rabinowitz is the beneficial owner of 29,500 shares of the Company's Common Stock as of December 31, 2004, which shares had a market value of $16,225 as of that date, without giving effect to the diminution in value attributable to the restriction on said shares. Subsequent to the fiscal year ended December 31, 2004, we granted the named executive officer the right to receive an aggregate of 100,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007. These shares were granted to Mr. Rabinowitz pursuant to the terms of his new employment agreement as discussed below in greater detail.

9) Includes: (i) for 2004, an automobile allowance of $3,663 (ii) for 2003, an automobile allowance of $2,500; and (ii) for 2002, an automobile allowance of $2,500.

10) In 2004 the Compensation Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 100,000 shares of common stock at an exercise price of $.50 for five years. In 2001, the Committee authorized an option grant to Mr. Rabinowitz to purchase 43,750 shares of Common Stock at an exercise price of $1.50 per share for 5 years.

11) In 2003 the Compensation Committee authorized an option grant to Ms. Mindy Horowitz to purchase 100,000 shares of common stock at an exercise price of $.50 for five years.

12) Includes: (i) for 2004, an automobile allowance of $3,663 (ii) for 2003, an automobile allowance of $2,500; and (ii) for 2002, an automobile allowance of $2,500.

13) Subsequent to the fiscal year ended December 31, 2004, we granted the named executive officer the right to receive an aggregate of 100,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007. These shares were granted to Ms. Horowitz pursuant to the terms of her new employment agreement as discussed below in greater detail.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2004.

                                            INDIVIDUAL GRANTS



                                                                                       Potential Realizable Value
                                                                                       At Assumed Annual Rates of
                                                                                                  Stock
                                                                                         Price Appreciation For
                                                                                                 Option
                                                                                                  Term
                                          Percent of
                         Number of           Total
                         Securities         Option/
                         Underlying      SARs Granted     Exercise of
                        Option/SARs      To Employees     Base Price     Expiration
        Name            Granted (#)     In Fiscal Year      (S/Sh)           Date
        (a)                 (b)             (c) (1)           (d)            (c)


                                                                                          5% ($)        10% ($)
                                                                                           (f)            (g)

Victor K. Kurylak              250,000        28%            $0.50           12/31/08       $19,375        $26,250


Victor K. Kurylak              250,000        28%            $0.75           12/31/08       $0            $0
(2)


Robert I. Rabinowitz           100,000        11%            $0.50            2/16/09        $7,750        $10,500


(1) Includes options granted to non-employee registered representatives under the 2002 Incentive Stock Option Plan, as amended.

(2) In February 2005 Mr. Kurylak surrendered these options pursuant to a new employment agreement.




                                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                         AND FY-END OPTION/SAR VALUES
                                                                                             Value of
                                 Shares                      Number of                       Unexercised
                                 Acquired                    Unexercised                     In-the-money
                                 on          Value           Options as of                   Options at
              Name               Exercise    Realized        December 31, 2004               December 31, 2004 (1)
              ----               --------    --------        -----------------               ---------------------

                                                         Exercisable/Unexercisable         Exercisable/Unexercisable
     Herbert Kurinsky            --           $0                  325,000/0                       $0/$0
     William J. Kurinsky (2)     --           $0                  200,000/0                       $0/$0
     Victor K. Kurylak (3)       --           $0                  500,000/0                       $12,500/$0
     Robert I. Rabinowitz        --           $0                  203,750/0                       $5,000/$0
     Mindy A. Horowitz           --           $0                  100,000/0                       $5,000/$0
----------------------

 (1)     Based upon the closing bid price of our common  stock on December  31,  2004 ($.55 per  share),  less the  exercise price for the aggregate number of shares subject to the options.
 (2)     In February 2005, Mr. William J. Kurinsky  surrendered  325,000 options and was awarded a new option grant for 200,000 options exercisable at $.83 per share for five years.
 (3)     In February 2005 Mr. Kurylak surrendered 250,000 options to purchase common stock at $.75 per share.



Employment Agreements and Separation Agreement

     In January 2004, we entered into employment agreements with Herbert Kurinsky, William J. Kurinsky and Victor K. Kurylak, as our Chairman of the Board, Chief Executive Officer and President and Chief Operating Officer, respectively. In February 2005 Mr. William J. Kurinsky stepped down as our Chief Executive Officer and Victor K. Kurylak was appointed Chief Executive Officer pursuant to a new three-year employment agreement, as described below.

Herbert Kurinsky

Pursuant to his employment agreement, Mr. Herbert Kurinsky resigned as Chief Executive Officer and remained as our Chairman. This agreement, which will expire on December 31, 2006, provides for a base salary of $200,000 for each year of the agreement. The agreement automatically renews for an additional one-year term, unless we elect not to renew it. Mr. Kurinsky will also be entitled to receive a portion of a bonus pool consisting of 15% of our pre-tax profits, to be determined by our compensation committee. The bonus pool would require a minimum of $500,000 pretax profit per year in order to become effective. He is also entitled to receive commissions at the same rate as paid to our other non-affiliate registered representatives. Mr. Kurinsky is also entitled to a portion of the finance pool as defined as, up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements. Mr. Kurinsky also receives health insurance benefits and life insurance as generally made available to our regular full-time employees, and reimbursement for expenses incurred on our behalf and the use of an automobile, or in the alternative, an automobile allowance. The contracts also provide for a severance of one years salary in the event Mr. Kurinsky's employment is terminated without cause or the contract is not renewed and a severance benefit equal to three times the five year average compensation paid to him in the event Mr. Kurinsky is terminated after a change in our control as defined in the agreement. As additional compensation under the agreement, we granted Mr. Kurinsky the right to receive an aggregate of 375,000 restricted shares of common stock, which vest in equal amounts of 33.3%, on December 31, 2004, December 31, 2005 and December 31, 2006.

William J. Kurinsky

Pursuant to his 2004 employment agreement, Mr. William J. Kurinsky was appointed as our Chief Executive Officer, remained as our Chief Financial Officer and a director and relinquished his positions as Executive Vice President and Chief Operating Officer. This agreement provided for a base salary of $300,000 for each year of the agreement. On February 8, 2005 we entered into a Separation Agreement with William J. Kurinsky, which provides for Mr. Kurinsky to terminate his employment with us effective on that date. Under the terms of the Separation Agreement, Mr. Kurinsky has relinquished his position as our Chief Executive Officer and that of our subsidiaries, including our broker dealer subsidiary First Montauk Securities Corp. Mr. Kurinsky will remain as a member of our board of directors.

     The Separation Agreement includes the following provisions:

     o Mr. Kurinsky's employment agreement dated January 1, 2004, which had a term set to expire in December 2008, was terminated in full.

     o Mr. Kurinsky was retained as a consultant to the Registrant for a term of two years with consulting fee of approximately $12,600 per month.

     o Mr. Kurinsky was issued an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and will be convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year.

     o We will issue to Mr. Kurinsky a promissory note in the principal amount of $200,000 payable in one year and bearing interest at 8% per annum.

     o We will make a lump sum cash payment to Mr. Kurinsky in the amount of $136,000.

     o Mr. Kurinsky's existing options to purchase 325,000 shares of our common stock with exercise prices of $0.83 to $2.00 per share have been cancelled. Mr. Kurinsky, in connection with his services as a consultant, will receive new options to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $0.83 per share. The new options will have a three-year exercise term. Mr. Kurinsky's existing restricted stock grant of 250,000 common shares also immediately vested.

     o We will continue to pay for the benefits such as health and medical plans that Mr. Kurinsky was otherwise entitled to under his employment agreement for a period of 24 months.

     o Mr. Kurinsky will be entitled to receive his portion of the securities that he would have been entitled to under our corporate finance bonus pool and also his pro rata bonus which he had been entitled to under his employment agreement through his date of termination.

Victor K. Kurylak

Pursuant to his 2004 employment agreement, Mr. Victor K. Kurylak was hired as our President and Chief Operating Officer. In connection with Mr. Kurinsky's termination as the Chief Executive Officer, the Board approved the appointment of Mr. Victor K. Kurylak as the our Chief Executive Officer. The Board also approved a new employment agreement for Mr. Kurylak and the issuance, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of Mr. Kurylak assuming the position of Chief Executive Officer, 1,000,000 shares of our common stock. His prior agreement entered into effective January 1, 2004 was terminated. Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. The 1,000,000 shares vest in annual increments of one third commencing on February 1, 2005. In the event of a change of control of the Company, all unvested shares would vest.

Under the terms of Mr. Kurylak's employment agreement, which has a term of three years expiring December 31, 2007 and is effective as of February 8, 2005, Mr. Kurylak receives a base salary of $275,000 per year, subject to annual increases of 10% provided the Registrant has net profits of at least $500,000 per annum. In addition, Mr. Kurylak is entitled to receive medical and other benefits that we have is effect for its executives, as well as other benefits and automobile expenses. Mr. Kurylak is entitled to participate in the Registrant's executive bonus pool which has been established by the Board to constitute 15% of our net pre tax profit and would receive a bonus from such pool as determined by the Compensation Committee. Further, Mr. Kurylak is also entitled to a portion of the finance pool as defined as, up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements. In the event of termination without cause, Mr. Kurylak would be entitled to a severance payment consisting of accrued compensation, continuation of his benefits and payment of his base salary for a period of the greater of three months or the unexpired term.

Other Executive Officers

In 2005 we also entered into new employment agreements with three senior executive officers, namely, Robert Rabinowitz, Mindy Horowitz and Brian Cohen. Mr. Rabinowitz serves as Executive Vice President, General Counsel and Secretary; Ms. Horowitz serves as Chief Financial Officer and Mr. Cohen serves as Senior Vice President-Information Systems. The Board also approved restricted stock awards to each of these persons, of 100,000 shares as a performance bonus award and as an incentive to continue their employment with us. The agreements are for one-year terms ending February 8, 2006 and are renewable for successive one year terms unless we provide 120 prior notice of our intention not to renew the agreements.

Mr. Rabinowitz will receive a base salary of $190,000 per year and is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of his employment without cause, Mr. Rabinowitz would be entitled to receive a severance payment equal to the sum of (i) one year's salary and (ii) his portion of the bonus pool payments he would otherwise be entitled to and
(iii) payment of the costs of health and other benefits for 12 months.

The agreements with Ms. Horowitz and Mr. Cohen have similar terms except that Ms. Horowitz receives a base salary of $140,000 and Mr. Cohen receives a base salary of $130,000.

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

     Effective as of the date of this Annual Report, since the adoption of the 2002 Incentive Plan, we have issued 1,135,600 options to registered representatives and employees which have not been exercised or cancelled. There remain 425,732 options outstanding from our 1992 Incentive Stock Option Plan, resulting in a total of 1,561,332 options outstanding.

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

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Director Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of our common stock or a combination of both. The term of each option commenced on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the board of directors composed of not fewer than two persons who are our officers (the "Committee"). The Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. To date, a total of 120,000 options have been granted to our Non-Executive members of the Board of Directors under the 2002 Plan. An additional 40,000 options remain outstanding from grants made pursuant to the 1992 Non-Executive Director Stock Option Plan, which terminated in June 2002, and which was replaced by the 2002 Non-Executive Director Stock Option Plan.

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

     In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 812,500 shares of our common stock are currently outstanding under the Senior Management Plan. In January 2004 we granted an aggregate of 1,000,000 restricted shares of common stock to Mr. Herbert Kurinsky, Mr. William J. Kurinsky and Mr. Victor K. Kurylak, pursuant to their employment agreements. In February 2005 we granted an aggregate of 1,300,000 restricted shares of common stock to Mr. Victor K. Kurylak, Mr. Robert I. Rabinowitz, Ms. Mindy A. Horowitz and Mr. Brian
M. Cohen, pursuant to their employment agreements.

Item 12.         Security Ownership of Certain
                 Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2005 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

           Directors, Officers                                     Amount and Percentage
           and 5% Shareholders (1)                                Of Beneficial Ownership (1)
           -----------------------                              ---------------------------

                                                               Number of Shares          Percent
           Herbert Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      661,518(2)              4.3%

           William J. Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                    3,959,063(3)             21.5%

           Victor K. Kurylak
           Parkway 109 Office Center
           328 Newman Springs Road                               1,500,000(4)              8.2%
           Red Bank, NJ 07701

           Robert I. Rabinowitz, Esq.
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      273,250(5)              1.8%

           Mindy A. Horowitz
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      200,000(6)              1.1%

           Ward R. Jones
           300 West Jersey Road
           Lehigh Acres, FL  33936                                 110,000(7)                 *

           Norma Doxey
           Parkway 109 Office Center
           328 Newman Springs Road                                 124,900(8)                 *
           Red Bank, NJ 07701

           Barry Shapiro, CPA
           Parkway 109 Office Center
           328 Newman Springs Road                                  60,000(9)                 *
           Red Bank, NJ 07701

           BMAC Corp.
           502 E. John Street
           Carson City, NV 89706                                1,965,500(10)             10.7%


           All Directors and Officers
           as a group (8 persons in
           number) (2, 3, 4, 5, 6, 7,
           8 and 9)                                             7,073,731                 38.5%

------------------------------------------
* Indicates less than 1%

(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
(2) Includes vested and presently exercisable options of Mr. Herbert Kurinsky to purchase 200,000 shares of common stock. Amounts and percentages indicated for Mr. Kurinsky include an aggregate of 375,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on December 31, 2004, December 31, 2005 and December 31, 2006.
(3)  Includes  vested  and  presently  exercisable  options  of Mr.  William  J.
     Kurinsky to purchase 200,000 shares of common stock. Amounts and percentages indicated for Mr. Kurinsky also include an aggregate 1,978,240 shares of common stock issuable upon conversion of 197,824 shares of Series B Convertible Redeemable Preferred Stock.
(4) Amounts and percentages indicated for Mr. Kurylak include an aggregate of 1,250,000 restricted shares of restricted common stock and options to purchase 250,000 shares of common stock, all of which securities vest in equal amounts over a three-year period commencing: a) on December 31, 2004, December 31, 2005 and December 31, 2006 with respect to 250,000 common shares and 250,000 options, and b) on February 1, 2005, February 1, 2006 and February 1, 2007 with respect to 1,000,000 shares of common stock.
(5) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 143,750 shares of common stock. Amounts and percentages indicated for Mr. Rabinowitz include an aggregate of 100,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007. Mr. Rabinowitz's children own 2,000 shares of common stock.
(6) Includes vested and presently exercisable options of Ms. Mindy Horowitz to purchase 100,000 shares of common stock. Amounts and percentages indicated for Ms. Horowitz include an aggregate of 100,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007.
(7) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of common stock. (8) Includes vested and presently exercisable options of Ms. Norma Doxey to purchase 112,500 shares of common stock. (9) Includes vested and presently exercisable options of Mr. Barry Shapiro to purchase 60,000 shares of common stock. 10) As reported under
     Schedule 13D filing made by BMAC Corp. dated October 1, 2004 as amended on March 4, 2005.

Equity Compensation Plan Information

     The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2004, including the 2002 Incentive Stock Option Plan, the 2002 Non-Executive Director Stock Option Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended and the 1996 Senior Management Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans." Each of the 1992 Incentive Stock Option Plan and 1992 Non-Executive Director Stock Option Plan has expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.


============================== =========================== =========================== ==============================
                                                                                           Number of Securities
                                                                                         Remaining Available for
                                                                                          Future Issuance Under
                                 Number of Securities to                                   Equity Compensation
                                 be Issued upon Exercise         Weighted Average            Plans Excluding
                                 of Outstanding Options          Exercise Price of       Securities reflected in
                                      and Rights                 Outstanding Options            Column (a)
        Plan Category                     (a)                           (b)                        (c)
============================== =========================== =========================== ==============================
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans              2,924,498(1)                 $1.01                     4,707,700(2)(3)
Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans                 N/A                         N/A                           N/A
Not Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Total                                  2,924,498(1)                 $1.01                     4,707,700(2)(3)
------------------------------ --------------------------- --------------------------- ------------------------------

1. Includes 1,168,600 options issued pursuant to the our 2002 Incentive Stock Option Plan, 473,398 options issued pursuant to our 1992 Incentive Stock Option Plan, as amended, 120,000 options issued pursuant to our 2002
     Director Stock Option Plan, 40,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended, and 1,122,500 options and shares issued pursuant to our 1996 Senior Management Stock Option Plan, as amended.
2. Includes 3,690,200 options available for issuance under our 2002 Incentive Stock Option Plan and an aggregate of 577,500 shares reserved for issuance as options, incentive stock rights or pursuant to restricted stock purchase agreements under our 1996 Senior Management Stock Option Plan, as amended.
3. Includes 440,000 options assumed available for issuance under our 2002 Directors Stock Option Plan. We expect to have three outside directors, each of whom will receive 20,000 options over the ten years of the plan.


Item 13.   Certain Relationships and Related Transactions

     For information concerning the terms of the employment agreements entered into between us and Messrs. Herbert Kurinsky, William J. Kurinsky, Victor K. Kurylak, Robert I. Rabinowitz and Ms. Mindy A. Horowitz, and the Separation Agreement entered into with William J. Kurinsky, see "Executive Compensation".

Item 14.  Principal Accountant Fees and Service.

     Our Audit Committee has selected Lazar Levine & Felix LLP, Certified Public Accountants, as its independent accountants for the current fiscal year. The audit services provided by Lazar Levine & Felix LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. Our former accountants, Schneider & Associates, LLP, audited our 2003 financial statements. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements to Lazar Levine & Felix LLP for the year ended December 31, 2004 and to Schneider & Associates, LLP for the year ended December 31, 2003, and fees billed for other services rendered by our independent auditors during those periods.


---------------------------------------- ------------------------------------- -------------------------------------
                                          Fiscal Year Ended December 31, 2004                     Fiscal Year Ended
                                                                                                  December 31, 2003
---------------------------------------- ------------------------------------- -------------------------------------

Audit Fees (1)                                                       $185,035                              $149,000
---------------------------------------- ------------------------------------- -------------------------------------

Audit-Related Fees (2)                                                     $0                                $5,025
---------------------------------------- ------------------------------------- -------------------------------------

Tax Fees (3)                                                          $11,600                               $29,300
---------------------------------------- ------------------------------------- -------------------------------------

All Other Fees (4)                                                    $24,960                               $12,000
---------------------------------------- ------------------------------------- -------------------------------------

Total                                                                $221,595                              $195,325
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


                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules


(a) 1. Financial Statements

     See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Lazar Levine & Felix, LLP dated March 18, 2005 beginning on page F-1 of this report.

2.       Schedules

                  Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------------------
               Column A                              Column B               Column C               Column D         Column E
--------------------------------------------------------------------------------------------------------------------------------

                                                                      Charged
                                                    Balance at     (credited) to   Charged to                      Balance at
                                                     beginning     to costs and       other                            end
Description                                          of period       expenses       accounts      Deductions        of period
---------------------------------------          -------------------------------------------------------------------------------

Deferred tax assets:
   Year ended December 31, 2004                   $ 5,381,000     $   (260,000)                                   $5,121,000
   Year ended December 31, 2003                      3,723,131       1,657,869                                      5,381,000
   Year ended December 31, 2002                      2,393,456       1,329,675                                      3,723,131


Broker loan reserves:
   Year ended December 31, 2004                   $ 1,805,322          (402,691)                                  $1,402,631
   Year ended December 31, 2003                      1,699,395          105,927                                     1,805,322
   Year ended December 31, 2002                        826,809          872,586                                     1,699,395


         3.       Exhibits

     Incorporated by reference to the Exhibit Index at the end of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST MONTAUK FINANCIAL CORP.


                                        By /s/ Victor K. Kurylak
                                          --------------------------------------
Dated:  March 31, 2005                    Victor K. Kurylak
                                          Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert Kurinsky                                             March 31, 2005
---------------------------------
Herbert Kurinsky,
Chairman


/s/ William J. Kurinsky                                          March 31, 2005
---------------------------------
William J. Kurinsky,
Vice Chairman, Director



/s/ Mindy A. Horowitz                                            March 31, 2005
---------------------------------
Mindy A. Horowitz, Acting Chief
Financial Officer and Principal
Accounting Officer

/s/ Norma Doxey                                                  March 31, 2005
---------------------------------
Norma Doxey, Director


/s/ Ward R. Jones, Jr.                                           March 31, 2005
---------------------------------
Ward R. Jones, Jr., Director


/s/ Barry Shapiro                                                March 31, 2005
---------------------------------
Barry Shapiro, Director

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


-------------------- ----------------------------------------------------------------------------------------
Exhibit No.                                                Description

2.1                  Agreement  and  Plan of  Merger  dated  as of  February  10,  2005 by and  among  First
                     Montauk  Financial  Corp.,   Olympic  Cascade  Financial  Corp.  and  FMFC  Acquisition
                     Corporation  (Previously  filed as Exhibit 10.1 to our Current Report on Form 8-K dated
                     February 11, 2005).

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

3.4                  Form  of  Certificate  of  Amendment  of  Certificate  of  Designation  of  Rights  and
                     Preferences  of  Series B  Preferred  Stock  (Previously  filed as  Exhibit  3.1 to our
                     Current Report on Form 8-K dated February 9, 2005).

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

10.13                 Employment  Agreement  dated as of January 1, 2004 between  Herbert  Kurinsky and First
                      Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.13 to our Annual Report on
                      Form 10-K for the fiscal year ended December 31, 2004).

10.14                 Employment  Agreement dated as of January 1, 2004 between William J. Kurinsky and First
                      Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.14 to our Annual Report on
                      Form 10-K for the fiscal year ended December 31, 2004).

10.15                 Employment  Agreement  dated as of January 1, 2004 between  Victor K. Kurylak and First
                      Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.15 to our Annual Report on
                      Form 10-K for the fiscal year ended December 31, 2004).

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

10.23                 2002 Incentive Stock Option Plan.  (Previously  filed with the Commission as an Exhibit
                      A to our Proxy Statement dated May 20, 2002).

10.24                 2002  Non-Executive  Director Stock Option Plan.  (Previously filed with the Commission as Exhibit B to our Proxy Statement dated May 20, 2002).

10.25                 Form of Non-Executive  Director Stock Option Award.  (Previously  filed as Exhibit 10.1 to our Report on Form 8-K dated September 2, 2004).

10.26*                Form of Stock Option Award pursuant to Incentive Stock Option Plan.

10.27*                Form of Stock Option Award pursuant to 1996 Senior Management Stock Option Plan.

10.28                 Fourth  Amendment  to  Office Lease  Agreement  dated  September 22, 2004  between  First
                      Montauk Securities Corp. and River Office Equities (Previously filed with  the Commission as Exhibit 10.1 to Form 8-K dated September 28, 2004).



10.29*                Separation  Agreement  between First Montauk  Financial  Corp. and William J. Kurinsky,
                      dated February 8, 2005.

10.30*                Consulting  Agreement  between First Montauk  Financial  Corp. and William J. Kurinsky,
                      dated February 8, 2005.

10.31*                Employment  Agreement  dated as of February 1, 2005 between Victor K. Kurylak and First
                      Montauk Financial Corp.

10.32*                Employment  Agreement  dated as of February 8, 2005 between  Robert I.  Rabinowitz  and
                      First Montauk Financial Corp.

10.33*                Employment  Agreement  dated as of February 8, 2005 between Mindy A. Horowitz and First
                      Montauk Financial Corp.

14                    Code of Ethics  (Filed as  Exhibit  14 to our  Annual  Report on Form 10-K for the year ended December 31, 2003.

21*                   Subsidiary Companies

23.1*                 Consent of Lazar, Levine & Felix.

31.1*                 Certification of Chief Executive Officer and President

31.2*                 Certification of Acting Chief Financial Officer

32.1 *                Certification  of Victor K.  Kurylak  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *                Certification  of Mindy A.  Horowitz  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------- ----------------------------------------------------------------------------------------















             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Stockholders
First Montauk Financial Corp.
Red Bank, New Jersey




We have audited the accompanying consolidated statement of financial condition of First Montauk Financial Corp. and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in Part IV, Item 15 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and Subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Lazar Levine & Felix LLP
                                        --------------------------------------
                                        LAZAR LEVINE & FELIX LLP

Morristown, New Jersey
March 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     We have audited the accompanying consolidated statement of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ Schneider & Associates LLP
                                                -------------------------------
                                                Schneider & Associates LLP

Jericho, New York
March 18, 2004


                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             December 31,         December 31,
                                                                                2004                  2003

         ASSETS
         Cash and cash equivalents                                              $ 1,034,681          $ 3,441,743
         Due from clearing firm                                                   5,815,819            5,219,267
         Securities owned, at market value                                          370,720              169,534
         Employee and broker receivables                                            548,240              648,642
         Property and equipment - net                                               790,909            1,052,564
         Income taxes receivable                                                     40,525                2,625
         Other assets                                                             1,233,480            1,658,726

                                                                          ------------------    -----------------
              Total assets                                                      $ 9,834,374         $ 12,193,101
                                                                          ==================    =================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES
         Deferred income                                                        $ 5,105,116          $ 5,980,124
         6% convertible debentures                                                3,015,000            3,135,000
         Warrants subject to put options                                            333,261              479,066
         Securities sold, not yet purchased, at market value                        174,326               69,330
         Commissions payable                                                      2,499,793            3,679,696
         Accounts payable                                                           614,784              872,572
         Accrued expenses                                                         1,078,185            1,803,973
         Income taxes payable                                                        44,546              107,911
         Capital leases payable                                                      62,460              146,836
         Other liabilities                                                            5,520                6,032
                                                                          ------------------    -----------------

              Total liabilities                                                  12,932,991           16,280,540
                                                                          ------------------    -----------------

         Commitments and contingencies (See notes)

         STOCKHOLDERS' DEFICIT
         Preferred stock, 4,375,000 shares authorized, $.10 par
            value, no shares issued and outstanding
         Series A convertible preferred stock, 625,000 shares authorized,
            $.10 par value, 305,369 and 311,089 shares issued and
            outstanding, respectively; liquidation preference:  $1,526,845           30,537               31,109
         Common stock, no par value, 30,000,000 shares authorized,
            10,258,509 and 9,065,486 shares issued and outstanding,
            respectively                                                          7,257,292            6,724,853
         Additional paid-in capital                                                 950,592              950,592
         Accumulated deficit                                                    (10,948,157)         (11,678,659)
            Less deferred compensation                                             (388,881)            (115,334)
                                                                          ------------------    -----------------

              Total stockholders' deficit                                        (3,098,617)          (4,087,439)
                                                                          ------------------    -----------------

              Total liabilities and stockholders' deficit                       $ 9,834,374         $ 12,193,101
                                                                          ==================    =================





                                           See notes to financial statements.



                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                                 Years ended ended December 31,
                                                                        2004                    2003                 2002


Revenues:

Commissions                                                             $ 42,767,158           $41,950,392          $36,513,802
Principal transactions                                                     9,058,259             9,466,359            6,727,642
Investment banking                                                         2,716,042             2,439,144            1,007,700
Interest and other income                                                  4,645,782             4,370,787            3,717,600

                                                                 --------------------     -----------------     ----------------
     Total revenue                                                        59,187,241            58,226,682           47,966,744
                                                                 --------------------     -----------------     ----------------

Expenses:

Commissions, employee compensation and benefits                           46,851,474            46,218,107           39,572,851
Clearing and floor brokerage                                               2,466,027             2,934,164            2,666,376
Communications and occupancy                                               2,664,256             2,659,105            3,006,017
Legal matters and related costs                                            2,714,769             5,836,960            1,259,502
Other operating expenses                                                   3,489,425             3,393,335            4,029,515
Interest                                                                     284,093               204,054               98,918
                                                                 --------------------     -----------------     ----------------

     Total expenses                                                       58,470,044            61,245,725           50,633,179
                                                                 --------------------     -----------------     ----------------

Income (loss) before income taxes                                            717,197            (3,019,043)          (2,666,435)
Provision (benefit) for income taxes                                         (13,305)              499,000              294,000
                                                                 --------------------     -----------------     ----------------
   Net income (loss)                                                       $ 730,502          $ (3,518,043)        $ (2,960,435)
                                                                 ====================     =================     ================
   Net income (loss) applicable to common stockholders                     $ 639,813          $ (3,542,882)        $ (3,059,722)
                                                                 ====================     =================     ================

Earnings (loss) per share:
  Basic                                                                       $ 0.07               $ (0.40)             $ (0.36)
  Diluted                                                                     $ 0.04               $ (0.40)             $ (0.36)

Weighted average number of shares of stock outstanding:
  Basic                                                                    9,270,350             8,784,103            8,551,932
  Diluted                                                                 15,629,920             8,784,103            8,551,932





                                              See notes to financial statements.

                                                            F-4



                                          FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE PERIOD FROM JANUARY 1, 2002 TO DECEMBER 31, 2004



                                                    Series A Convertible
                                                       Preferred Stock                    Common Stock
                                                -----------------------------    -------------------------------
                                                                                                                       Additional
                                                    Shares         Amount            Shares          Amount          Paid-in Capital
                                                -----------------------------    -------------------------------    ----------------

Balances at Janaury 1, 2002                            331,190      $ 33,119          8,622,284     $ 6,434,592         $   950,592

Transfer of common shares from
   temporary equity to permanent
   capital                                                                                3,000           6,500
Reversal of deferred compensation                                                                       (42,994)
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                        (100,000)        (25,016)
Issuance of common stock purchase
   warrants for services                                                                                 11,382
Conversion of preferred stock into
   common stock                                           (940)          (94)             1,880              94
Payment of dividends
Net loss for the year
                                                -----------------------------    -------------------------------    ----------------
Balances at December 31, 2002                          330,250        33,025          8,527,164       6,384,558             950,592

Increase in deferred compensation                                                                       142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                               500,000         160,000
Issuance of common stock purchase
   warrants for services                                                                                 35,977
Conversion of preferred stock into
   common stock                                        (19,161)       (1,916)            38,322           1,916
Payment of dividends
Net loss for the year
                                                -----------------------------    -------------------------------    ----------------
Balances at December 31, 2003                          311,089        31,109          9,065,486       6,724,853             950,592

Increase in deferred compensation                                                                        82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                         (60,217)        (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                         1,000,000         350,000
Conversion of preferred stock into
   common stock                                         (5,720)         (572)            11,440             572
Exercise of incentive stock options                                                       1,800             558
Conversion of bonds into common stock                                                   240,000         120,000
Net income for the year
                                                -----------------------------    -------------------------------    ----------------
Balances at December 31, 2004                          305,369      $ 30,537         10,258,509     $ 7,257,292         $   950,592
                                                =============================    ===============================    ================






                                                                See notes to financial statements.

                                                                                F-5


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM JANUARY 1, 2002 TO DECEMBER 31, 2004



                                              Retained
                                              Earnings                                 Treasury Stock            Stockholders'
                                            (Accumulated          Deferred     ------------------------------       Equity
                                              Deficit)           Compensation       Shares         Amount          (Deficit)
                                          -----------------   ------------------------------------------------  ----------------

Balances at Janaury 1, 2002                  $  (5,076,055)         $ (56,067)                                      $ 2,286,181

Transfer of common shares from
   temporary equity to permanent
   capital                                                                                                                6,500
Reversal of deferred compensation                                      42,994
Amortization of deferred compensation                                   2,985                                             2,985
Repurchase of common stock                                                            (100,000)     $ (25,016)          (25,016)
Cancellation of treasury shares                                                        100,000         25,016
Issuance of common stock purchase
   warrants for services                                                                                                 11,382
Conversion of preferred stock into
   common stock
Payment of dividends                               (99,287)                                                             (99,287)
Net loss for the year                           (2,960,435)                                                          (2,960,435)
                                          -----------------   ----------------  ------------------------------  ----------------
Balances at December 31, 2002                   (8,135,777)           (10,088)                                         (777,690)

Increase in deferred compensation                                    (142,402)
Amortization of deferred compensation                                  37,156                                            37,156
Common stock issued in connection
   with legal settlements                                                                                               160,000
Issuance of common stock purchase
   warrants for services                                                                                                 35,977
Conversion of preferred stock into
   common stock
Payment of dividends                               (24,839)                                                             (24,839)
Net loss for the year                           (3,518,043)                                                          (3,518,043)
                                          -----------------   ----------------  ------------------------------  ----------------
Balances at December 31, 2003                  (11,678,659)          (115,334)                                       (4,087,439)

Increase in deferred compensation                                    (432,471)                                         (350,000)
Amortization of deferred compensation                                 158,924                                           158,924
Repurchase of common stock                                                             (60,217)       (21,162)          (21,162)
Cancellation of treasury shares                                                         60,217         21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                           350,000
Conversion of preferred stock into
   common stock
Exercise of incentive stock options                                                                                         558
Conversion of bonds into common stock                                                                                   120,000
Net income for the year                            730,502                                                              730,502
                                          -----------------   ----------------  ------------------------------  ----------------
Balances at December 31, 2004                $ (10,948,157)        $ (388,881)                                     $ (3,098,617)
                                          =================   ================  ==============================  ================




                                                              See notes to financial statements.

                                                                             F-6

                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Years ended ended December 31,
                                                                               2004                2003               2002


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                              $ 730,502        $ (3,518,043)     $ (2,960,435)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization of property and equipment                          538,549             509,968           526,816
 Amortization of deferred costs                                                   223,708              57,932             6,837
 Amortization of deferred income                                                 (875,008)           (726,199)         (577,010)
 Deferred income taxes - net                                                                          460,000           470,000
 Common stock issued in legal settlement                                                              160,000
 Loss on disposition of property and equipment                                      4,692                                 5,964
 Loss on investment                                                                                                      23,147
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                          (596,552)           (627,566)         (445,291)
 Securities owned                                                                (201,186)             14,410           992,011
 Loans receivable - officers                                                                          178,936            24,028
 Employee and broker receivables                                                  100,402             415,877         1,035,533
 Other assets                                                                     360,461            (736,366)          482,103
 Income tax refund receivable                                                     (37,900)            212,300           857,142
 Deferred income                                                                                    1,250,000         1,250,000
 Warrants subject to put options                                                 (145,804)            479,066
 Securities sold, not yet purchased                                               104,996              69,330          (245,078)
 Commissions payable                                                           (1,179,903)            998,568          (966,042)
 Accounts payable                                                                (257,789)            350,429            38,412
 Income taxes payable                                                             (63,365)             52,829            47,971
 Accrued expenses                                                                (725,788)           (183,898)          552,986
 Other liabilities                                                                   (512)            (43,207)         (466,094)
                                                                         -----------------    ----------------    --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (2,020,497)           (625,634)          653,000
                                                                         -----------------    ----------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                             (212,000)           (165,640)         (266,854)
 Other assets                                                                                          26,873            31,821
                                                                         -----------------    ----------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                            (212,000)           (138,767)         (235,033)
                                                                         -----------------    ----------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of notes payable                                                                             (48,057)         (233,171)
 Payments of capital leases                                                      (153,961)           (220,949)         (198,528)
 Repurchase of common shares                                                      (21,162)                              (25,016)
 Proceeds from issuance of 6% convertible debentures                                                2,105,000         1,030,000
 Proceeds from exercise of incentive stock option                                     558
 Payments of preferred stock dividends                                                                (24,839)          (99,287)
 Other assets                                                                                        (243,830)          (32,700)
                                                                         -----------------    ----------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (174,565)          1,567,325           441,298
                                                                         -----------------    ----------------    --------------

Net increase (decrease) in cash and cash equivalents                           (2,407,062)            802,924           859,265
Cash and cash equivalents at beginning of period                                3,441,743           2,638,819         1,779,554
                                                                         -----------------    ----------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,034,681         $ 3,441,743      $  2,638,819
                                                                         =================    ================    ==============

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for:
 Interest                                                                       $ 212,080         $   134,055      $     95,522
                                                                         =================    ================    ==============
 Income taxes                                                                    $ 67,960         $  (187,707)     $ (1,113,636)
                                                                         =================    ================    ==============

Noncash financing activity:
 Equipment acquired through capital lease financing                              $ 69,585
 Equipment acquired through vendor financing                                                                       $     31,017

 Warrants charged to deferred financing costs in
 connection with debenture offering                                                               $    35,987      $     11,382


                                                             See notes to financial statements.

                                                                             F-7

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -          NATURE OF BUSINESS

                  First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), operates a securities broker-dealer registered with the Securities and Exchange Commission (SEC). Through FMSC, the Company executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis. Montauk Insurance Services, Inc. (MISI) sells a variety of insurance products. The Company operates in one business segment. Customers are located primarily throughout the United States.

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

                  Revenue Recognition

                  Securities transactions, commission income, sales concessions from participation in syndicated offerings and related expenses are recorded on a trade date basis. Insurance and mutual fund commissions received from outside vendors are recognized as income when received.

                  Securities owned and securities sold, not yet purchased are stated at quoted market value with unrealized gains and losses included in earnings. Securities not readily marketable are carried at estimated fair value as determined by management.

                  Advances received under the Company's financial agreement with its clearing firm are deferred and amortized to income over the remaining term of the agreement on a straight-line basis (see Note 7).

                  Advertising

                  Advertising costs are expensed as incurred and totaled $114,829, $246,357 and $221,576 in 2004, 2003 and 2002,
                  respectively.

                  Property and Equipment

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation of furniture and equipment is computed over the estimated useful lives of the assets, ranging from three to ten years. Capitalized lease equipment is amortized over the lease term. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes.

                  Cash Equivalents

                  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2004 and 2003.

                  Earnings (Loss) per Share

                  Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In determining basic earnings (loss) per share for the periods presented, dividends paid on Series A Convertible Preferred Stock are added (deducted) to the net income (loss). Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Diluted loss per share for 2003 and 2002 is the same as basic loss per share, since the effects of the calculation for these years were anti-dilutive.


                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:


                                                                           Twelve months ended
                                                                               December 31,

                                                        2004                      2003                  2002
                                                        ----                      ----                  ----
Numerator - basic:

Net income                                           $730,502                 $(3,518,043)          $(2,960,435)
Deduct:  dividends earned/paid during the quarter     (90,689)                    (24,839)              (99,287)
                                                      --------                  ---------               -------

Numerator for basic earnings per share               $639,813                 $(3,542,882)          $(3,059,722)
                                                      =======                   =========             ==========

Numerator - diluted:

Numerator for basic earnings per share               $639,813                 $(3,542,882)          $(3,059,722)
Add: convertible debenture interest, net of tax        45,735
                                                      --------                  ---------             ----------

Numerator for diluted earnings per share            $ 685,548                 $(3,542,882)          $(3,059,722)
                                                      =======                   =========             ==========

Denominator:
Weighted average common shares outstanding          9,270,350                   8,784,103             8,551,932
Effect of dilutive securities:
     Stock options and warrants                       235,820
     Restricted shares                                 93,750
     Convertible debentures                         6,030,000
                                                    ---------                   ---------             ----------
Denominator for diluted earnings per share         15,629,920                   8,784,103             8,551,932
                                                   ==========                   =========             ==========


                  The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

                                                                               Year ended December 31,
                                                                       2004             2003            2002
                                                                       ----             ----            ----

                  Stock options                                     3,514,998         3,556,498      4,072,498
                  Warrants                                          3,385,946         4,160,946      9,345,338
                  Convertible debt                                          -         6,270,000      2,084,028
                  Convertible preferred stock                         610,738           622,178        660,500


                  In January 2004, the Company issued a total of 1,000,000 restricted common shares and 500,000 stock options to various executive officers pursuant to employment agreements (see Note
                  12). In February 2005, the Company issued a total of 1,300,000 restricted common shares to various executive officers pursuant to new employment agreements (see Note 21).

                  Use of Estimates

                  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management periodically evaluates estimates used in the preparation of financial statements for continued reasonableness. Appropriate adjustments, if necessary, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

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

                  Stock-based Compensation

                  The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the greater of $ .50 or 120% of the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information.

                  Stock options granted to non-employees are recorded at their fair value, as determined in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

                  In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("FAS 148"), which (i) amends FAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation (ii) amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The additional disclosures required by FAS 148 are as follows:



                                                                            Years ended December 31,
                                                                     2004             2003              2002
                                                                     ----             ----              ----

                  Net income (loss) applicable to
                  common stockholders, as reported                 $639,813         $(3,542,882)     $(3,059,722)
                  Deduct: total stock based
                  employee compensation expense
                  determined under the fair value
                  based method for all awards, net
                  of tax                                           (160,457)           (105,862)        (178,642)
                                                                  ---------           ---------        ---------
                  Pro forma net income (loss)                      $479,356         $(3,648,744)     $(3,238,364)
                  applicable to common stockholders                ========           ==========       ==========

                  Net income (loss) per share:

                  Basic - as reported                              $.07                $(0.40)           $(0.36)
                  Diluted - as reported                            $.04                $(0.40)           $(0.36)
                  Basic - pro forma                                $.05                $(0.42)           $(0.38)
                  Diluted - pro forma                              $.03                $(0.42)           $(0.38)

                  Pro forma net income (loss) and income (loss) per share information, as required by FAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002:

                                                                         2004              2003         2002
                                                                         ----              ----         ----

                  Risk free interest rates                                 3.41%            3.14%        1.97%
                  Expected option lives                                  4 years          4 years    2.4 years
                  Expected volatilities                                  104.19%         105.11%        87.64%
                  Expected dividend yields                                    0%               0%           0%



                  Recent Pronouncements of the Financial Accounting Standards Board

                  In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"), effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that such items be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is not applicable to the Company's current operations.

                  In December 2004, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions". This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects). This standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

                  In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This standard, which is effective for exchanges of nonmonetary assets occurring after June 15, 2005, is not applicable to the Company's current operations.

                  In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment"(SFAS 123 (revised 2004)"), effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement is a revision of FASB Statement No. 123, "Account for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123 (revised 2004) eliminates the alternative to use Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Recognition of that compensation cost helps users of financial statements to better understand the economic transactions affecting an entity and to make better resource allocation decisions. The Company will adopt SFAS 123 (revised 2004) for the quarter beginning July 1, 2005. The effect of the adoption of this Statement has not yet been determined.

                  Reclassifications

                  Certain reclassifications have been made to 2003 and 2002 financial statements to conform to 2004 presentation.





NOTE 3 -          SECURITIES OWNED and SOLD, NOT YET PURCHASED

                                                                                December 31,
                                                                     2004                          2003
                                                                     ----                          ----

                                                                              Sold                        Sold
                                                                             not yet                     not yet
                                                              Owned         Purchased        Owned      Purchased

                  Corporate stocks                          $ 133,475       $173,826        $80,710     $ 69,330
                  U. S. government agency and
                   municipal obligations                        2,320                        73,875
                  Corporate bonds                              14,805                        10,016
                  Other                                         6,550            500          4,933
                                                               ------           -----        ------
                                                             $157,150       $174,326       $169,534     $ 69,330
                                                              =======        =======        =======      =======

                  Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values. The Company also owns investment securities, consisting of shares of common stock and common stock purchase warrants, some of which are publicly offered and can be sold and some of which cannot be publicly offered or sold until registered under the Securities Act of 1933. At December 31, 2004, these securities at estimated fair values consist of the following:

                  Corporate Stocks           $123,830
                  Warrants                     89,740
                                              -------
                                             $213,570
                                              =======

NOTE 4 -          EMPLOYEE AND BROKER RECEIVABLES

                                                                                        December 31,
                                                                                2004                  2003
                                                                                ----                  ----

                  Commission advances                                       $    431,362           $ 759,872
                  Forgivable loans                                               247,649             380,170
                  Other loans                                                  1,271,860           1,313,922
                                                                              ----------          ----------
                                                                               1,950,871           2,453,964
                  Less reserve for bad debts                                  (1,402,631)         (1,805,322)
                                                                              -----------         -----------
                                                                                $548,240            $648,642
                                                                                ========            ========

                  The Company has arrangements with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to five years, or meet specified performance goals. The loans are being amortized to commission expense for financial reporting purposes over the term of the loan. Loan amortization charged to compensation was $112,171, $230,578 and $235,528 in 2004, 2003, and 2002, respectively. Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging up to 8% per annum.


NOTE 5 -          PROPERTY AND EQUIPMENT

                                                                       December 31,                   Estimated
                                                                   2004             2003             Useful Life
                                                                   ----             ----             -----------

                  Computer and office equipment                  $2,834,811       $ 2,960,830        3 to 7 years
                  Furniture and fixtures                          1,689,787         1,299,343        7 to 10 years
                  Leasehold improvements                            807,227           804,654        Term of lease
                                                                  ---------         ---------
                                                                  5,331,825         5,064,827
                  Less accumulated depreciation
                    and amortization expense                     (4,540,916)       (4,012,263)
                                                                 ----------        ----------
                                                                  $ 790,909       $ 1,052,564
                                                                   ========        ==========


                  Depreciation and amortization expense was $538,549, $509,968, and $526,816 in 2004, 2003 and 2002, respectively.

NOTE 6 -          OTHER ASSETS

                                                                                           December 31,
                  Other assets consist of the following:                                2004            2003
                                                                                        ----            ----

                  Commissions and concessions receivable                              $ 374,182      $ 306,442
                  Deferred financing costs-net                                          238,328        303,113
                  Insurance claim receivable                                                           245,000
                  Security deposits                                                     244,764        285,129
                  Prepaid expenses and other                                            376,206        519,042
                                                                                        -------       --------
                                                                                     $1,233,480     $1,658,726
                                                                                      =========      =========

                  Commissions and concessions receivable include amounts earned on mutual fund, insurance transactions and concessions on syndicate offerings.


NOTE 7 -          DEFERRED INCOME

                  In May 2000, FMSC entered into a ten-year clearing agreement with Fiserv Securities, Inc. ("Fiserv"). In connection with the clearing agreement, FMSC and Fiserv also entered into a financial agreement under which Fiserv was to provide cash advances to FMSC under certain terms and conditions. Upon the conversion of FMSC's accounts to Fiserv in November 2000, FMSC received an initial cash advance of $4,000,000. As of February 1, 2001, the Company and FMSC amended and restated the financial agreement with Fiserv. Under the restated terms, the Company, rather than FMSC, will be the recipient of any additional cash advances payable under the financial agreement. The Company has further assumed FMSC's obligation with respect to the initial payment received in November 2000, and will be solely responsible for any performance and early termination penalties without recourse to FMSC. In consideration of FMSC's release from its obligations under the financial agreement and to secure Fiserv's interest, the Company has granted to Fiserv a first priority lien on all the Company's ownership interest in First Montauk Securities Corp.

                  The Company received additional cash advances of $1,250,000 in each of November 2001, 2002 and 2003, respectively. All advances have been recorded as deferred income and are being amortized to earnings over the term of the agreement. Amortization of approximately $875,000, $726,000 and $577,000 in 2004, 2003 and 2002, respectively, is included in Other Income. Advances were subject to income taxes in the year of receipt with the exception of the advance received in 2003, which the Company elected to include in taxable income in 2004.

NOTE 8 -          ACCRUED EXPENSES

                                                                                            December 31,
                  Accrued expenses consist of the following:                            2004            2003
                                                                                        ----            ----

                  Accrued litigation costs                                           $  666,013     $1,364,169
                  Accrued penalty bid                                                    84,750
                  Accrued payroll                                                       137,341        123,886
                  Accrued professional fees                                             109,679         97,254
                  Other accrued expenses                                                 80,402        218,664
                                                                                     ----------     ----------
                                                                                     $1,078,185     $1,803,973
                                                                                      =========      =========

NOTE 9 -          6% CONVERTIBLE DEBENTURES

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

                  In the event that the closing bid price of the Company's common stock is 200% of the conversion price for the twenty
                  (20) consecutive trading days prior to the date of notice of conversion or prepayment, the Company may, at its option and only if the underlying shares have been registered, upon thirty (30) days written notice to the holders, demand the conversion of some or all of the debentures, or prepay some or all of the debentures at 120% of the principal amount. The debentures contain certain covenants that, among other things, prevent the sale of all or substantially all of the Company's assets without provision for the payment of the debentures from such sales proceeds, and making loans to any executive officers or 5% stockholders. The debentures provide for piggy-back registration rights relating to the underlying shares.

                  FMSC was the Placement Agent for the offerings. Offering costs of approximately $324,000, consisting of the value of warrants issued to selling brokers, commissions and other cash expenses, have been capitalized and are being amortized on a straight-line basis over the respective terms of the debentures.

                  In October 2004, holders of $120,000 of the subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued 240,000 shares of common stock and retired $120,000 of the debentures. Subsequent to December 31, 2004, holders of $1,755,000 of subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued an additional 3,510,000 shares of common stock and retired $1,755,000 of the debentures.

                  The debentures outstanding as of December 31, 2004 are $3,015,000 and are due to mature in 2007 and 2008, as follows:
                  2007 - $950,000; 2008 - $2,065,000.

NOTE 10 -         WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various plaintiffs as part of a legal settlement (See Note
                  12). The warrants were issued in three classes of 250,000 warrants each. The Class A warrants which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. Class B and Class C warrants have exercise prices of $.25 per share. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $400,000 in the event that claimants elect to exercise the warrants on certain dates. Specifically, if a majority of then existing Class B warrant holders elect to exercise the outstanding warrants in their particular class during the month of June 2005 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay to the claimants up to an aggregate amount of $200,000 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for outstanding Class C warrant holders during the month of June 2006.

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

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the warrants remaining were initially valued at $ 269,123 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company measures the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at December 31, 2004 was $333,261. Changes in value are recognized in earnings as interest expense.


NOTE 11 -         INCOME TAXES

                  The provision (benefit) for income taxes consists of the following:


                                                                               Year ended December 31,
                                                                       2004             2003            2002
                                                                       ----             ----            ----

                  Currently payable (refundable):
                    Federal                                                                          $(212,300)
                    State                                             (13,000)           39,000         36,300
                                                                     ---------          -------        -------
                                                                      (13,000)           39,000       (176,000)
                                                                     ---------          -------       --------
                  Deferred:
                    Federal                                                             425,000        425,000
                    State                                                                35,000         45,000
                                                                     --------           -------        -------
                                                                                        460,000        470,000
                                                                     --------          --------       --------
                  Provision (benefit) for income taxes              $ (13,000)        $ 499,000     $  294,000
                                                                     =========         ========      =========

                  Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                               Year ended December 31,
                                                                       2004             2003            2002
                                                                       ----             ----            ----

                  Expected federal tax benefit at
                    statutory rate                               $   244,000        $(1,043,000)       $(926,000)
                  State taxes, net of federal tax effect              (7,000)          (145,000)        (145,000)
                  Non-deductible expenses                             10,000             29,000           35,000
                  Increase (decrease) in valuation allowance        (260,000)         1,658,000        1,330,000
                                                                  ------------        ---------        ---------
                  Provision (benefit) for income taxes           $   (13,000)       $   499,000        $ 294,000
                                                                 =============         ========         ========


                  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are:

                                                                               Year ended December 31,
                                                                                2004                  2003
                                                                                ----                  ----
                  Deferred tax assets:
                    Deferred income                                         $2,042,000           $ 2,392,000
                    Reserves and allowances                                    986,000             1,356,000
                    Federal tax loss carryforwards                           1,152,000               909,000
                     State tax loss carryforwards                              389,000               207,000
                    Stock-based compensation                                   454,000               447,000
                  Other                                                         98,000                70,000
                                                                            ----------            ----------
                  Subtotal                                                   5,121,000             5,381,000
                  Valuation allowance                                       (5,121,000)           (5,381,000)
                                                                            ----------            ----------
                   Net deferred tax assets
                                                                            ==========            ==========

                  The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the "more likely than not" test under SFAS 109. As such, a valuation allowance has been provided against all deferred tax assets as of December 31, 2004 and 2003.


                  The Company and its subsidiaries file a consolidated federal tax return and separate state returns. At December 31, 2004, the Company has approximately $3,400,000 and $6,470,000 of federal and state operating loss carryforwards, respectively, available to offset future taxable income. These losses expire at various dates through 2024.

                  During 2003, the Company recovered approximately $212,000 of federal income taxes and during 2004 $38,000 of state income taxes through loss carryback refund claims.

NOTE 12 -         COMMITMENTS AND CONTINGENT LIABILITIES

                  Operating Leases

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2006. The lease for the Company's headquarters has a six-year renewal option through 2011. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2004, 2003 and 2002 was approximately $1,154,000, $1,192,000, and $1,393,000, respectively.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:

                        Year ending December 31,

                               2005                              $955,171
                               2006                               830,130
                               2007                               631,790
                               2008                               609,149
                               2009 and beyond                    609,149
                                                                  -------
                                                               $3,635,389
                                                                =========

                  Employment agreements

                  In January 2004, the Company entered into employment agreements with its three top executive officers. The agreements provide for annual base salary, customary fringe benefits, severance and participation in an executive bonus pool and a corporate finance bonus pool. The agreements have terms ranging from two to five years with a one-year extension provision. The agreements also provide for stock and option grants vesting over three year periods. Two of these three agreements were superceded by new agreements approved by FMFC's board in February 2005 (see Note 21).


                  Mutual fund breakpoints

                  The NASD has directed member firms to assess mutual fund transactions executed during the five-year period from 1999 to 2003 for the purpose of determining potential breakpoint commission refunds to customers. At December 31, 2004, the Company has paid out $4,483 in customer claims and has a remaining reserve of $5,517. Management believes, but cannot give assurance, that this amount will be sufficient to cover eventual payouts.

                  Legal matters

                  On July 17, 2003, the Company and FMSC entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims, which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares. The first class of 250,000 warrants was redeemed in the third quarter of 2004. (see Note 10).

                  The Company is currently defending four additional claims relating to the sale of the high-yield bonds. The claimants seek compensatory damages in excess of $2.1 million plus punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

                  The Company is a respondent or co-respondent in various other legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  As of December 31, 2004, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 13-          CAPITAL LEASE OBLIGATIONS

                  The Company leases certain equipment under non-cancelable lease agreements, which meet the criteria for capitalization. The cost, accumulated depreciation and net book value of equipment under the capital leases as of December 31, 2004 were $66,062, $11,010 and $55,052, respectively.

                  Future minimum lease payments under capital lease obligations at December 31, 2004 are as follows:

                       Year ending December 31,
                                2005                          $56,772
                                2006                            9,110
                                                               ------
                  Total minimum payments                       65,882
                  Less amount representing interest            (3,422)
                                                               ------
                  Total principal                             $62,460
                                                               ======

NOTE 14 -         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
                  CONCENTRATION OF CREDIT RISK

                  The Company executes securities transactions on behalf of its customers. If either the customer or a counter-party fail to perform, the Company by agreement with its clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

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

                  The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities of $174,326 and $69,330 at December 31, 2004 and 2003, respectively, and will incur a loss if the market value of the securities increases subsequent to year-end.

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Cash balances held at commercial banks may periodically exceed federal insurance limits.

NOTE 15 -         PENSION PLAN

                  The Company sponsors a defined contribution 401(k) pension plan covering substantially all employees who meet minimum age and service requirements. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. There were no employer contributions in 2004, 2003 or 2002.


NOTE 16 -         STOCKHOLDERS' EQUITY (DEFICIT)

                  Preferred Stock - Series A

                  In 1999, the Company's board of directors designated a Series A Convertible Preferred Stock with the following features:

                  Shares authorized:  625,000
                  Par value:  $.10 per share
                  Dividends: 6% per annum, payable quarterly at the rate of $.075 per share until conversion
                  Voting rights:  None
                  Liquidation preference:   $5.00 per share
                  Conversion: Convertible at the option of the holder anytime into two shares of Common Stock at $2.50 per share; automatic conversion once the closing price for the Common Stock is $3.50 or above for 20 consecutive trading days, and the shares are registered for public sale.

                  The Company issued 349,511 Series A shares in a private exchange offering in 1999. As of December 31, 2004, a total of 44,142 preferred shares have been converted into 88,284 shares of common stock.

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears, and not accrued, at December 31, 2004 were approximately $164,000.

                  Preferred Stock - Series B

                  In February 2005, the Company's board of directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

                  Shares authorized:  445,102
                  Par value:  $.10 per share
                  Dividends: 8% per annum, payable quarterly at the rate of $.10 per share until conversion or redemption. Voting rights:
                  Holders of Series B Preferred Stock are entitled to vote together with common stockholders on all matters in which they are entitled to vote. The number of votes to which holders of Series B Preferred are entitled to cast are ten per each share of Series B Preferred Stock subject to certain adjustments.
                  Liquidation preference:   $5.055 per share
                  Conversion: Convertible at the option of the holder anytime into ten shares of Common Stock; automatic conversion once the closing price for the Common Stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares, or $1.51 for more than 60 trading days.
                  Redemption: Optional redemption, the holder may require the Company to redeem all or a portion of Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a Redemption Event, as defined.

                  In February 2005 the Company issued 197,824 Series B Preferred Shares in connection with a separation agreement entered into with its former Chief Executive Officer.

                  The Company's charter authorizes the issuance of up to 5,000,000 shares of Preferred Stock. After the issuance of the Series A and Series B Preferred Shares described above, the Company is authorized to issue an additional 3,929,898 of Preferred Stock. The rights and preferences, if any, to be given to these preferred shares would be designated by the board of directors at the time of issuance.

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

                  Warrants

                  During 2003 and 2002, the Company issued 210,500 and 103,000 common stock purchase warrants, respectively, to FMSC registered representatives as compensation in connection with the sale of convertible debentures. The Company valued the warrants at $35,977 and $11,382 respectively, using the Black-Scholes option pricing method. The warrants are exercisable at $.50 per share for five years from the date of issuance.

                  At December 31, 2004, the Company had outstanding 3,072,446 Class C Redeemable Common Stock Purchase Warrants, which expired in February 2005.

                  During 1999, the Company issued 25,000 common stock purchase warrants in connection with a legal settlement. The warrants expired in the third quarter of 2004.

NOTE 17 -         STOCK OPTION PLANS

                  2002 Stock Incentive Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. The 1992 Plan provided for the granting of options to employees, consultants and registered representatives of the Company, but only options issued to employees qualify for incentive stock option treatment ("ISOs"). Option exercise periods were fixed by the Board of Directors on the grant date but no exercise period could be less than one year nor more than ten years from the date of grant. As of December 31, 2004, a total of 761,698 options issued under this plan remain outstanding.

                  The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including ISOs to employees; non-qualified stock options (NQSOs) to employees, consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, "Awards"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012. As of December 31, 2004, options to purchase a total of 1,017,000 shares were outstanding and 3,983,000 shares remained available for future issuance under the 2002 Plan.

                  2002 Non-Executive Director Stock Option Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The Plan will be administered by the Board of Directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012. As of December 31, 2004, 40,000 options were outstanding under the 1992 Non-Executive Director Stock Plan and 120,000 options were outstanding under the 2002 Non-Executive Director Stock Plan.

                  1996 Senior Management Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006. As of December 31, 2004, options to purchase 1,717,500 shares and 1,000,000 shares of restricted common stock were outstanding. Subsequent to year end an additional 1,300,000 restricted common shares were issued under the Plan with 577,500 shares available for future issuance under the Plan.

                  A summary of the activity in the Company's stock option plans for the three-year period ended December 31, 2004 is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                      Shares            Prices


                  Options outstanding, December 31, 2001                            5,243,998            1.73
                           Granted                                                    573,000             .55
                           Canceled                                                (1,744,500)           1.84
                                                                                   ----------


                  Options outstanding, December 31, 2002                            4,072,498            1.52
                           Granted                                                    873,000             .54
                           Canceled                                                (1,389,000)           1.75
                                                                                   ----------

                  Options outstanding, December 31, 2003                            3,556,498           $1.19

                           Granted                                                    891,000             .57
                           Exercised                                                   (1,800)            .31
                           Canceled                                                  (789,500)           1.17
                                                                                  -----------
                  Options outstanding, December 31, 2004                            3,656,198
                                                                                   ==========

                  Shares of common stock available for future grant under Company plans totaled 5,170,500 as of December 31, 2004. This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

                  The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Accordingly, compensation is recognized in the consolidated financial statements only for the fair value of options issued to consultants and independent registered representatives. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 2004, 2003 and 2002 totaled $42,256, $37,156 and $2,985, respectively. The weighted-average grant date fair value of options granted during 2004, 2003 and 2002 was $.28, $.22, and $.08, respectively.

                  Additional information as of December 31, 2004 with respect to all outstanding options is as follows:

                                              Options Outstanding                       Options Exercisable
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining         Average                             Average
                                   Number         Contractual        Exercise          Number           Exercise
         Range of prices         Outstanding         Life             Prices         Exercisable         Prices

         $0.20 - $0.30             127,000            3.16              $.25              105,800       $.25
         $0.30 - $0.49              76,200            2.61               .40               62,720        .40
         $0.50 - $0.75           2,014,000            3.34               .60            1,152,460        .60
         $.83 - $1.09              283,000            1.48               .89              259,735        .88
         $1.44 - $2.16           1,087,998             .45              1.85            1,081,498       1.85
         $2.38 - $2.50              68,000            1.55              2.56               66,000       2.56

-------------------------------------------------------------------------------------------------------------------

         $0.20 - $2.50           3,656,198            2.28             $1.01            2,728,213         $1.15

-------------------------------------------------------------------------------------------------------------------

NOTE 18 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial instruments reported in the Company's consolidated statement of financial condition consist of cash, securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 6% convertible debentures, accounts payable and accrued expenses, and capital leases payable, the carrying value of which approximated fair value at December 31, 2004 and 2003. The fair value of the financial instruments disclosed is not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.


NOTE 19 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2004, FMSC had net capital of $1,992,574, which was $1,685,619 in excess of its required net capital of $306,955. FMSC's ratio of aggregate indebtedness to net capital was 2.31 to 1.


NOTE 20 -         UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                            March 31,            June 30,       September 30,       December 31,
                                               2004                2004             2004                2004
                                               ----                ----             ----                ----

                  Revenues                  $18,821,406         $14,241,684       $11,747,309        $14,376,842
                  Expenses                   18,583,432          14,216,838        11,707,408         13,962,366
                  Net income                    237,974              24,846            39,901            427,781
                  Net income
                  applicable to
                  common stockholders           215,071               2,251            17,306            405,185

                  Income per common share:
                  Net income applicable
                  to common stockholders -
                  basic                            .02               -0-                .03                 .04
                  diluted                          .02               -0-                .02                 .03



                                            March 31,            June 30,       September 30,       December 31,
                                               2003                2003             2003                2003
                                               ----                ----             ----                ----

                  Revenues                  $10,956,167         $15,902,470       $15,171,548        $16,196,497
                  Expenses                   11,427,511          17,241,938        15,460,089         17,116,187
                  Net loss                     (471,344)         (1,339,468)         (288,541)        (1,418,690)
                  Net loss applicable
                   to common
                   stockholders                (496,183)         (1,339,468)         (288,541)        (1,418,690)

                  Loss per common share:
                  Net loss applicable
                   to common
                   stockholders - basic
                   and diluted                     (.06)               (.16)             (.03)              (.16)


                  For the quarter ended December 31, 2004, the Company revised its vesting period for restricted stock issued to two of its executive officers on January 1, 2004, resulting in additional income of $175,000 in the fourth quarter.

                  Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2004 and 2003 does not necessarily equal the total computed for the entire year.

NOTE 21 -         SUBSEQUENT EVENTS

                  Separation Agreement:

                  On February 8, 2005, the Company entered into a Separation Agreement ("Agreement") with its Chief Executive Officer ("CEO"), which provides for the CEO to terminate his employment and his positions as CEO of both the Company and FMSC as of that date. The Agreement provides for the CEO to remain as a director of the Company. The Agreement also terminated the CEO's employment agreement dated January 1, 2004.

                  Pursuant to the terms of the Agreement, the Company entered into a two year consulting agreement, issued 197,824 shares of FMFC Series B Convertible Redeemable Preferred Stock convertible into 1,978,240 shares of the Company's common stock, with voting privileges and will execute a promissory note for $200,000 with interest of 8% per annum. The Company is also responsible for a one time payment of $136,000 that will be payable in early 2005. The Company also issued 200,000 options to purchase common stock at $0.83 per share for three years, vesting over two years, and cancelled 325,000 options with various exercise prices. All restricted common shares not previously vested were automatically vested upon his termination.

                  Employment Agreements:

                  In February 2005, the Chief Operating Officer ("COO") was appointed the role of CEO of FMFC and FMSC. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and allowed for issuance, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of the CEO assuming the position of Chief Executive Officer, 1,000,000 shares of our common stock. The 1,000,000 shares vest in annual increments of one third commencing on February 1, 2005. In addition, the new CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. In the event of a change of control of the Company, all unvested shares would vest. In the event of termination without cause, the new CEO is entitled to a severance payment consisting of accrued compensation, benefit continuation and payment of base salary for the greater of three months or the unexpired term. Three other executive officers received 100,000 shares of restricted stock, each with the same vesting schedule as the new CEO.

                  Merger Agreement:

                  The Company executed a definitive Agreement and Plan of Merger ("Merger Agreement") dated February 10, 2005 with Olympic Cascade Financial Corporation ("Olympic"). Under the terms of the Merger Agreement, the stockholders of FMFC will receive
                  0.5055 shares of Olympic common stock for each share of FMFC stock. Under the merger plan currently contemplated, the Company will become a 100% owned subsidiary of Olympic. The completion of the merger is subject to stockholder and regulatory approval and the finalization of financing arrangements.