Form 10-Q
period 2005-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2005-05-16
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

     15,413,899 Common Shares, no par value, were outstanding as of May 16, 2005.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q
                                 MARCH 31, 2005

                                      INDEX
                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of March 31, 2005 and December 31, 2004 ...................   F-1

           Consolidated Statements of Income and Loss for the
            Three Months Ended March 31, 2005 and 2004 ...................   F-2

           Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2005 and 2004 ...................   F-3

           Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) .............................................  F4-5

           Notes to Consolidated Financial Statements ....................  6-11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 12-17

         Item 3.  Risk Management ........................................    17

         Item 4.  Controls and Procedures ................................    18

PART II.  OTHER INFORMATION:

         Item 1.  Legal  Proceedings .....................................    19

         Item 2.  Changes in Securities ..................................    19

         Item 3.  Defaults Upon Senior Securities ........................    19

         Item 4.  Submission of Matters to a Vote of Security Holders ....    19

         Item 5.  Other Information ...................................... 20-22

         Item 6.  Exhibits ...............................................    23

         Signatures ......................................................    24

         Officers' Certifications ........................................ 25-28


                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                March 31           December 31,
                                                                                 2005                  2004
                                                                                 ----                  ----

         ASSETS
         Cash and cash equivalents                                               $ 1,947,140          $ 1,034,681
         Due from clearing firm                                                    4,830,289            5,815,819
         Securities owned, at market value                                         1,255,388              370,720
         Prepaid expenses                                                          1,285,127              340,821
         Employee and broker receivables                                             475,833              548,240
         Property and equipment - net                                                693,231              790,909
         Income taxes receivable                                                      37,900               40,525
         Deferred taxes, net of valuation allowance                                  251,291                    -
         Other assets                                                                997,927              892,659

                                                                           ------------------    -----------------
              Total assets                                                      $ 11,774,126          $ 9,834,374
                                                                           ==================    =================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES
         Deferred income                                                         $ 4,886,364          $ 5,105,116
         6% convertible debentures                                                 1,260,000            3,015,000
         Warrants subject to put options                                             324,855              333,261
         Securities sold, not yet purchased, at market value                          12,250              174,326
         Commissions payable                                                       2,770,193            2,499,793
         Accounts payable                                                          1,344,332              614,784
         Accrued expenses                                                          1,225,141            1,078,185
         Income taxes payable                                                         50,036               44,546
         Capital leases payable                                                       33,344               62,460
         Other liabilities                                                           252,391                5,520
                                                                           ------------------    -----------------

              Total liabilities                                                   12,158,906           12,932,991
                                                                           ------------------    -----------------

         Commitments and contingencies (See notes)

         STOCKHOLDERS' DEFICIT
         Preferred stock, 4,375,000 shares authorized, $.10 par
            value, no shares issued and outstanding
         Series A convertible preferred stock, 625,000 shares authorized, $.10 par value, 305,369 shares issued and outstanding;
            liquidation preference:  $1,526,845                                       30,537               30,537
         Series B convertible preferred stock, 445,102 shares authorized,
            $.10 par value, 197,824 and 0 shares issued and outstanding
            respectively; liquidation preference:  $1,000,000                         19,782             -
         Common stock, no par value, 30,000,000 shares authorized,
            15,354,051 and 10,258,509 shares issued and outstanding,
            respectively                                                          10,055,576            7,257,292
         Additional paid-in capital                                                1,930,810              950,592
         Accumulated deficit                                                     (11,324,215)         (10,948,157)
            Less deferred compensation                                            (1,097,270)            (388,881)
                                                                           ------------------    -----------------

              Total stockholders' deficit                                           (384,780)          (3,098,617)
                                                                           ------------------    -----------------

              Total liabilities and stockholders' deficit                       $ 11,774,126          $ 9,834,374
                                                                           ==================    =================





                                            See notes to financial statements.


                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                          Three months ended March 31
                                                                          2005                     2004
                                                                          ----                     ----


Revenues:

Commissions                                                                $ 9,942,163            $13,487,286
Principal transactions                                                       1,702,757              2,975,811
Investment banking                                                           2,898,712              1,271,888
Interest and other income                                                    1,022,013              1,086,421
                                                                   --------------------      -----------------
     Total revenue                                                          15,565,645             18,821,406
                                                                   --------------------      -----------------

Expenses:

Commissions, employee compensation and benefits                             12,662,133             14,887,865
Executive separation costs                                                   1,432,937                      -
Clearing and floor brokerage                                                   421,037                789,193
Communications and occupancy                                                   601,047                678,681
Legal matters and related costs                                                242,267              1,281,943
Other operating expenses                                                       779,599                865,796
Interest                                                                        42,204                 79,954
                                                                   --------------------      -----------------

     Total expenses                                                         16,181,224             18,583,432
                                                                   --------------------      -----------------

Income (loss) before income taxes                                             (615,579)               237,974
Provision (benefit) for income taxes                                          (239,521)                     -
                                                                   --------------------      -----------------
   Net income (loss)                                                        $ (376,058)             $ 237,974
                                                                   ====================      =================
   Net income (loss) applicable to common stockholders                      $ (410,516)             $ 237,974
                                                                   ====================      =================

Earnings (loss) per share:
  Basic                                                                        $ (0.03)                $ 0.02
  Diluted                                                                      $ (0.03)                $ 0.02

Weighted average number of shares of stock outstanding:
  Basic                                                                     12,380,852              9,067,548
  Diluted                                                                   12,380,852             15,631,311





                                     See notes to financial statements.


                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Three months ended March 31
                                                                                              2005                     2004
                                                                                              ----                     ----


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                              $ (376,058)              $ 237,974

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization of property and equipment                                           111,165                 128,269
 Amortization of deferred costs                                                                    200,424                 113,273
 Amortization of deferred income                                                                  (218,752)               (218,752)
 Deferred income taxes - net                                                                      (251,291)
 Preferred shares issued in connection with separation agreement                                 1,000,000
 Loss on disposition of property and equipment                                                           -                   4,689
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                            985,529                 299,141
 Securities owned                                                                                 (884,668)               (153,324)
 Prepaid expenses                                                                                 (944,305)             (1,016,550)
 Employee and broker receivables                                                                    72,407                 122,428
 Income tax refund receivable                                                                        2,625
 Other assets                                                                                     (121,464)                221,975
 Warrants subject to put options                                                                        70                  18,635
 Securities sold, not yet purchased                                                               (162,076)                 20,030
 Commissions payable                                                                               270,400                (407,720)
 Accounts payable                                                                                  729,548                 851,460
 Accrued expenses                                                                                  146,956                 193,009
 Income taxes payable                                                                                5,490
 Other liabilities                                                                                 246,870                  67,869
                                                                                       --------------------      ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          812,870                 482,406
                                                                                       --------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                               (13,487)                (93,782)
                                                                                       --------------------      ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (13,487)                (93,782)
                                                                                       --------------------      ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases                                                                        (29,116)                (59,046)
 Proceeds from exercise of incentive stock option                                                  142,192
                                                                                       --------------------      ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                113,076                 (59,046)
                                                                                       --------------------      ------------------

Net increase in cash and cash equivalents                                                          912,459                 329,578
Cash and cash equivalents at beginning of period                                                 1,034,681               3,441,743
                                                                                       --------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 1,947,140             $ 3,771,321
                                                                                       ====================      ==================

Supplemental disclosures of cash flow information: Cash paid during the period for:
 Interest                                                                                         $ 82,150                $ 13,278
                                                                                       ====================      ==================
 Income taxes                                                                                      $ 3,655                $ 65,324
                                                                                       ====================      ==================



                                                    See notes to financial statements.




                                                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                    FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2005



                                            Series A Convertible     Series B Convertible
                                              Preferred Stock          Preferred Stock            Common Stock
                                          ------------------------   -------------------   -------------------------   Additional
                                              Shares      Amount       Shares   Amount        Shares        Amount   Paid-in Capital
                                          ------------------------   -------------------   ------------------------- ---------------

Balances at January 1, 2003                   330,250      33,025         -        -         8,527,164    6,384,558        950,592

Increase in deferred compensation                                                                           142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                      500,000      160,000
Issuance of common stock purchase
   warrants for services                                                                                     35,977
Conversion of preferred stock into
   common stock                               (19,161)     (1,916)                              38,322        1,916
Payment of dividends
Net loss for the year
                                          ------------------------   -------------------   -------------------------  --------------
Balances at December 31, 2003                 311,089      31,109         -        -         9,065,486    6,724,853        950,592

Increase in deferred compensation                                                                            82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                                (60,217)     (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                                1,000,000      350,000
Conversion of preferred stock into
   common stock                                (5,720)       (572)                              11,440          572
Exercise of incentive stock options                                                              1,800          558
Conversion of bonds into common stock                                                          240,000      120,000
Net income for the year
                                          ------------------------   -------------------  --------------------------  --------------
Balances at December 31, 2004                 305,369      30,537         -        -        10,258,509    7,257,292        950,592

Increase in deferred compensation                                                                           151,616
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares
Issuance of restricted stock in connection
   with employment agreements                                                                1,300,000      741,000
Issuance of preferred stock in connection
   with separation agreement                                         197,824     19,782                                    980,218
Conversion of preferred stock into
   common stock                                                                                   -
Exercise of incentive stock options                                                            260,200      142,192
Exercise of warrants                                                                            25,342        8,476
Conversion of bonds into common stock                                                        3,510,000    1,755,000
Net income for the year
                                          ------------------------   -------------------  --------------------------  --------------
Balances at March 31, 2005                    305,369    $ 30,537    197,824   $ 19,782     15,354,051 $ 10,055,576     $1,930,810
                                          ========================   ===================  ==========================  ==============



                                                          See notes to financial statements.




                                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2005


                                                 Retained
                                                 Earnings                                                       Stockholders'
                                              (Accumulated         Deferred           Treasury Stock               Equity
                                                 Deficit)        Compensation      Shares        Amount           (Deficit)
                                              -------------    --------------    ----------------------        ---------------

Balances at January 1, 2003                    (8,135,777)         (10,088)                                       (777,690)

Increase in deferred compensation                                 (142,402)
Amortization of deferred compensation                               37,156                                          37,156
Common stock issued in connection
   with legal settlements                                                                                          160,000
Issuance of common stock purchase
   warrants for services                                                                                            35,977
Conversion of preferred stock into
   common stock
Payment of dividends                              (24,839)                                                         (24,839)
Net loss for the year                          (3,518,043)                                                      (3,518,043)
                                              -------------     ------------       -----------------------       -----------
Balances at December 31, 2003                 (11,678,659)        (115,334)                                     (4,087,439)

Increase in deferred compensation                                 (432,471)                                       (350,000)
Amortization of deferred compensation                              158,924                                         158,924
Repurchase of common stock                                                           (60,217)    (21,162)          (21,162)
Cancellation of treasury shares                                                       60,217      21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                      350,000
Conversion of preferred stock into                                                                                    -
   common stock                                                                                                       -
Exercise of incentive stock options                                                                                    558
Conversion of bonds into common stock                                                                              120,000
Net income for the year                           730,502                                                          730,502
                                              -------------     ------------       -----------------------       -----------
Balances at December 31, 2004                 (10,948,157)        (388,881)                                     (3,098,617)

Increase in deferred compensation                                 (151,616)                                           -
Amortization of deferred compensation                              184,227                                         184,227
Repurchase of common stock                                                                                            -
Cancellation of treasury shares                                                                                       -
Issuance of restricted stock in connection                                                                            -
   with employment agreements                                     (741,000)                                           -
Issuance of preferred stock in connection                                                                             -
   with separation agreement                                                                                     1,000,000
Conversion of preferred stock into                                                                                    -
   common stock                                                                                                       -
Exercise of incentive stock options                                                                                142,192
Exercise of warrants                                                                                                 8,476
Conversion of bonds into common stock                                                                            1,755,000
Net income for the year                          (376,058)                                                        (376,058)
                                              -------------     ------------       -----------------------       -----------
Balances at March 31, 2005                  $ (11,324,215)     $(1,097,270)                                     $ (384,780)
                                              =============     ============       =======================       ===========




                                                       See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      MANAGEMENT REPRESENTATION

                  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at March 31, 2005 and 2004. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the three months ended March 31, 2005, are not necessarily indicative of the results for the year ending December 31, 2005.


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

                  The following table illustrates the effect on net earnings and EPS if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the three months ended March 31, 2005 and 2004:




                                                                                   Three months ended March 31,
                                                                                      2005              2004

                  Net income (loss) applicable to common
                    stockholders, as reported                                       $(410,516)        $237,974

                  Deduct:  Total stock based employee compensation
                    expense determined under the fair value based
                    method for all awards, net of tax                                 (18,549)         (63,305)

                  Pro forma net income (loss)                                       $(429,065)        $174,669
                  Income (loss) per share:
                    Basic - as reported                                               $(0.04)            $0.02
                    Basic - pro forma                                                 $(0.04)            $0.02
                    Diluted - as reported                                             $(0.04)            $0.02
                    Diluted - pro forma                                               $(0.04)            $0.01

                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the three months ended March 31, 2005: Dividend yield of 0%; expected volatility of 103%, risk free interest rate of 4.18%, and an expected life of 4 years. The weighted average fair value of options granted during the three months ended March 31, 2005 was $.59.

                  Weighted average assumptions used for grants for the three months ended March 31, 2004 were as follows: Dividend yield of 0%; expected volatility of 105%, risk free interest rate of 3.29%, and an expected life of 4 years. The weighted average fair value of options granted during the three months ended March 31, 2004 was $.20.

NOTE 3 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2005 includes an insurance premium financing agreement with a current balance of approximately $810,000, payable in six remaining installments of approximately $117,000. All installments include interest at the rate of 3.9% per annum.

NOTE 4 -          6% CONVERTIBLE DEBENTURES

                  During the quarter ended March 31, 2005, holders of $1,755,000 of our 6% subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued an additional 3,510,000 shares of common stock and retired $1,755,000 of the debentures.

                  The debentures outstanding as of March 31, 2005 are $1,260,000 and are due to mature in 2007 and 2008, as follows: 2007 - $480,000; 2008 - $780,000.


NOTE 5 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various plaintiffs as part of a legal settlement (See Note
                  10). The warrants were issued in three classes of 250,000 warrants each. The Class A warrants, which had an exercise, price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. Class B and Class C warrants have exercise prices of $.25 per share. During the first quarter 2005, 16,951 each of Class B and Class C warrants were exercised. The settlement agreement provides that the Company may be obligated to make additional cash payments of up to $372,878 in the event that claimants elect to exercise the remaining warrants on certain dates. Specifically, if a majority of then existing Class B warrant holders elect to exercise the outstanding warrants in their particular class during the month of June 2005 (the "Required Exercise Event"), the claimants, upon exercising their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay to the claimants up to an aggregate amount of $186,439 less the amount received by the claimants from the sale of their shares, net of commissions. This process will be repeated for outstanding Class C warrant holders during the month of June 2006.

                  In the alternative, the Company may elect or be required to redeem the unexercised warrants for up to $.80 per warrant, or a maximum of $186,439 per class, depending upon the then prevailing market price of the Company's common stock on or about the date of the Required Exercise Event of a particular class. The Company may call a warrant class for redemption if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which the Company receives notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than $1.20. The Company will be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which the Company receives notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price. In the event that warrant holders of a particular class elect not to declare a Required Exercise Event, the Company's guarantee will be canceled with respect to that class.

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the warrants remaining were initially valued at $ 250,875 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company measures the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at March 31, 2005 was $324,855. Changes in value are recognized in earnings as interest expense.

NOTE 6 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at March 31, 2005 were approximately $187,000 (See Note 14-Subsequent Events).

NOTE 7 - SERIES B PREFERRED STOCK

                  In February 2005, the Company's board of directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

                  Shares authorized:  445,102
                  Par value:  $.10 per share
                  Dividends: 8% per annum, payable quarterly at the rate of $.10 per share until conversion or redemption. Voting rights:
                  Holders of Series B Preferred Stock are entitled to vote together with common stockholders on all matters in which they are entitled to vote. The number of votes to which holders of Series B Preferred are entitled to cast are ten per each share of Series B Preferred Stock subject to certain adjustments. Liquidation preference: $5.055 per share Conversion:
                  Convertible at the option of the holder anytime into ten shares of Common Stock at $0.5055 per share; automatic conversion once the closing price for the Common Stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares, or $1.51 for more than 60 trading days.

                  Redemption: Optional redemption, the holder may require the Company to redeem all or a portion of its Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a Redemption Event. A Redemption Event is defined as occurring if either the Company or its successor ceases to be a reporting company under the Securities Exchange Act of 1934 (the "Act"), or its Common Stock ceases to be publicly traded for any reason.

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


NOTE 8 - SEPARATION AGREEMENT

                  On February 8, 2005, the Company entered into a Separation Agreement ("Agreement") with its Chief Executive Officer ("CEO"), which provides for the termination of his employment agreement and his positions as CEO of both the Company and FMSC as of that date. The Agreement provides that he remain as a director of the Company.

                  Pursuant to the terms of the Agreement, the Company entered into a two- year consulting agreement, and issued 197,824 shares of FMFC Series B Convertible Redeemable Preferred Stock at a deemed price of $1,000,000, convertible into 1,978,240 shares of the Company's common stock, with voting privileges. The Company also executed a promissory note for $200,000 with interest of 8% per annum, paid the CEO a lump-sum cash payment of $136,000, issued 200,000 options to purchase common stock at $0.83 per share for three years, vesting over two years, and cancelled 325,000 options with various exercise prices. In addition, all restricted common shares not previously vested were automatically vested upon his termination.

                  As a result of the terms of the Agreement, the Company's charge to earnings as compensation expense in the quarter ending March 31, 2005, was $1,433,000.

NOTE 9 -          EMPLOYMENT AGREEMENTS

                  In February 2005, the President and Chief Operating Officer ("COO") was appointed the role of CEO of the Company. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of the Company's common stock, as a bonus payment for the Company's performance for the year ended December 31, 2004, and in consideration of him being appointed to CEO. The shares vest in annual increments of one third commencing on February 1, 2005. In addition, the CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. Three other executive officers received 100,000 shares of common stock, each with the same vesting schedule as the new CEO.

                  The Company amortizes shares issued to employees over the respective vesting periods. Amortization of deferred compensation related to shares issued to employees was $146,210 for the three months ended March 31, 2005, including $80,208 that vested immediately upon the termination of our former CEO.

NOTE 10 -         LEGAL MATTERS

                  On July 17, 2003, the Company and its broker-dealer subsidiary, First Montauk Securities Corp., entered into an agreement with certain claimants in order to settle pending arbitration proceedings. The litigation arose out of customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The settlement agreement covers eleven separate claims, which sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration provided by the Company, each claimant granted a general release of claims in favor of the Company and all individual respondents, with the exception of the former registered representative who had handled the claimants' accounts. The Company paid an aggregate of $1,000,000 cash, and issued to the claimants 500,000 shares of the Company's common stock valued at $160,000 based on the stock's quoted market price. The Company also issued to the claimants five-year warrants to purchase an aggregate of 750,000 common shares (see Note 5). The first class of 250,000 warrants was redeemed in 2004. During the quarter ending March 31, 2005, the holders exercised 16,951 each of Class B and Class C warrants.

                  The Company is currently defending four additional claims relating to the sale of the high-yield bonds. The claimants seek compensatory damages in excess of $2.2 million plus punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

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

                  As of March 31, 2005, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 11 -         EARNINGS PER SHARE

                  Basic earnings per share for the three months ended March 31, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the three months ended March 31, 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                                                                   Three months ended March 31,
                                                                                      2005              2004
                                                                                      ----              ----

                  Numerator - basic:

                  Net income (loss)                                                 $(376,058)        $237,974
                  Deduct:  Preferred stock dividends                                  (34,458)         (22,903)
                                                                                     ---------         --------

                  Numerator for basic earnings per share                            $(410,516)        $215,071
                                                                                     =========         =======
                  Numerator - diluted:

                  Numerator for basic earnings per share                            $(410,516)        $215,071
                  Add:  Convertible debenture interest, net of tax                     28,265           47,548
                                                                                      -------           ------

                  Numerator for diluted earnings per share                          $(382,251)       $(262,619)
                                                                                     ========         =========

                  Denominator:
                  Weighted average common shares
                  outstanding                                                      12,380,852        9,067,548
                  Effect of dilutive securities:
                  Stock options and warrants                                               --          214,816
                    Restricted shares                                                      --           78,947
                    Convertible debentures                                                 --        6,270,000
                                                                                  ------------       ---------

                  Denominator for diluted earnings per share                       12,380,852       15,631,311
                                                                                   ==========       ==========

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      2005              2004
                                                                                      ----              ----

                  Stock options                                                     2,520,832        3,961,998
                  Warrants                                                            445,294        3,660,946
                  Convertible debentures                                            2,520,000               --
                  Convertible preferred stock                                       2,588,978          610,738
                  Nonvested employee stock                                            407,332          921,053

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the quarter ended March 31, 2005 and 2004 were deducted from net income to arrive at the numerator for basic earnings per share.

NOTE 12 -         MERGER AGREEMENT

                  The Company executed a Definitive Agreement and Plan of Merger ("Merger Agreement") dated February 10, 2005 with Olympic Cascade Financial Corporation ("Olympic"). In May 2005, the Company and Olympic revised the terms of the Merger Agreement. Under the revised terms, the shareholders of Olympic will receive 1.75 shares of the Company's common stock for each share of Olympic stock. The completion of the merger is subject to stockholder and regulatory approval.

NOTE 13 -         INCOME TAXES

                  In prior years, the Company determined that based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized in future periods. As such, the Company provided for a valuation allowance against all deferred tax assets. As of March 31, 2005, the Company is projecting taxable income for 2005. For the quarter ended March 31, 2005 the Company recorded a deferred tax asset for the utilization of net operating loss carryforwards and the realization of other tax benefits of $251,000. For the quarter ending March 31, 2005, the Company recorded a tax benefit of $251,000 offset primarily by state tax expense of $12,000. For the quarter ended March 31, 2004, our effective tax rate was 0% due to the availability of tax loss carry forwards to offset pre-tax income.

NOTE 14 -         SUBSEQUENT EVENTS

                  In April 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as our primary clearing firm. This transaction resulted from NFS's acquisi-tion in December 2004 of our prior clearing firm, Fiserv Securities Inc. In connection with the termination of the clearing agreement and related Financial Agreement with Fiserv, our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. The advances were recorded as deferred income and are being amortized over the period of the agreement. The unamortized amount as of March 31, 2005 is $4,886,000 and will be recognized as income during the second quarter of 2005. Each of the termination agreements is effective as of April 21, 2005.

                  Subsequent to the reporting period, the board of directors declared the payment of the Series A and Series B preferred stock dividends in arrears, based upon the board's expectation that in the second quarter of 2005 our total assets would exceed our total liabilities and therefore be permitted under the New Jersey Business Corporate Act to pay such dividends.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting "Forward-Looking Statements"

     From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-K for the year ended December 31, 2004.

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

     Montauk Financial Group has approximately 350 registered representatives and services over 61,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of our other 132 branch office and satellite locations in 30 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

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

     On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). On May 11, 2005, we and Olympic agreed to revise the terms of the proposed merger. Under the revised terms of the agreement, Olympic's shareholders will receive 1.75 shares of our common stock for each share of Olympic's common stock. Olympic's outstanding preferred stock, options and warrants will also be exchanged for like securities of ours, subject to the exchange ratio. In connection with the merger, we and Olympic have executed letters of intent with an investment firm, to provide approximately $4.0 million of capital to the combined entity. Completion of the transaction is subject to several conditions, which are usual and customary for transactions of this nature, including shareholder approval and completion of regulatory review and approval of the proposed transaction by the NASD. We expect to file a joint proxy registration statement with the SEC and to close the transaction during the third quarter of 2005.

     On April 21, 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as our primary clearing firm. This transaction resulted from NFS's acquisition of our prior clearing firm, Fiserv Securities Inc. in December 2004. In connection with the termination of the clearing agreement and related Financial Agreement with Fiserv, our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements are effective as of April 21, 2005.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     The results of operations for the three months ended March 31, 2005, (the "2005 quarter"), showed a 17% decrease in revenues over the same quarter in the prior year (the "2004 quarter"), decreasing to $15,566,000, from $18,821,000 in the 2004 quarter. For the 2005 quarter, we reported a net loss applicable to common stockholders of $411,000, or ($0.03) per basic and diluted share, as compared to net income applicable to common stockholders reported in the 2004 quarter, of $238,000, or $0.02 per basic and diluted share. The net loss in the first quarter of 2005 was due to a one-time charge to compensation and other expenses of $1,450,000 in connection with a separation agreement with one of our senior officers, as more fully described below.

     The primary source of our revenue is commissions generated from securities transactions, mutual funds, syndicate offerings and insurance products. Total revenues from commissions decreased $3,545,000, or 26%, to $9,942,000 for the 2005 quarter, from $13,487,000 for the 2004 quarter, during which we reported our highest quarterly revenues since March 2000. The components of the change in commission revenues are as follows:

     Revenues from agency transactions decreased $3,836,000, or 41%, from $9,264,000 in the 2004 quarter to $5,428,000 in the 2005 quarter due primarily to a decline in investor activity and a lower volume of transaction business in the 2005 quarter compared to the 2004 quarter.

     Mutual fund revenues increased $51,000, or 3%, to $1,688,000 for the 2005 quarter when compared to $1,637,000 for the 2004 quarter. Revenue from insurance commissions also increased during this quarter, posting revenues of $1,245,000 in the 2005 quarter, up from $1,188,000 in the 2004 quarter, an increase of 5%.

     Fees generated from managed accounts have continued to increase over the years. Fee-based revenues increased to $777,000 for the first quarter of 2005, an increase of approximately 25% from the 2004 quarter, compared to average annual increases of 39% since 2001. As the interest from investors who prefer to pay a fee based on a percentage of asset value, rather than commissions based on transactions, continue to find this type of fee structure appealing, we expect this segment of our business to continue to grow.

     Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $1,273,000, or 43%, from $2,976,000 for the 2004 quarter to $1,703,000 for the 2005 quarter. This is primarily due to a $1,315,000 decrease in revenues generated in riskless principal transactions attributable to a reduction in the number of registered representatives who conducted more of these types of transactions. Riskless principal trades are transacted through the firm's proprietary account with a customer order in hand, resulting in no market risk to the firm. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts increased in 2005 by $357,000 from $978,000 in the 2004 quarter to $1,335,000 in the 2005 quarter.

     Investment banking revenues for the 2005 quarter increased to $2,899,000 in the 2005 quarter, compared to $1,272,000 in the 2004 quarter, an increase of $1,627,000, or 128%. This category includes private offerings of securities in which we acted as placement agent, and new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member. The increase is attributable to the completion of several private offerings during the quarter.

     Interest and other income for the 2005 quarter totaled $1,022,000, as compared to $1,086,000 for the 2004 quarter, a decrease of $64,000. Interest income decreased 11%, or $75,000, in 2005, when compared to the 2004 quarter. Although interest rates have increased since the 2004 quarter, customer margin and money market balances on which we earn interest declined in 2005.

     Compensation and benefits expense for management, operations and clerical personnel, increased in 2005, from $2,108,000 (11% of revenues) to $3,230,000 (21% of revenues), an increase of $1,122,000 over the 2004 quarter. Included in this category are salaries, option compensation, health insurance premiums and payroll taxes. During the 2005 quarter, we recorded additional compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers. Excluding the one-time compensation expense, compensation and benefits decreased by $311,000 or 15% compared to the same quarter in 2004 due to reductions in staff during 2004 and the discontinuation of our 401(k) matching contribution accrual. Commission expense, consistently the largest expense category, which is directly related to commission revenue, decreased 15%, or $1,915,000, from $12,780,000 for the 2004 quarter to $10,865,000 for the
2005 quarter. Commissions as a percentage of total revenues increased from 68% to 70% for the 2005 quarter reflecting a change in the type and volume of transactions during the quarter.

     Clearing and floor brokerage costs, which are determined by the volume and type of transactions, decreased $368,000, to $421,000 for the 2005 quarter, from $789,000 in the 2004 quarter. As a percentage of revenues, clearing costs decreased to 3% for the 2005 quarter, from 4% in the 2004 quarter. The reduction in 2005 is primarily due to the change in the type and volume of transactions, as well as an increase in expense rebates provided by our clearing firm.

     Communications and occupancy costs decreased during the 2005-quarter, from $679,000 in the 2004 quarter to $601,000 in the 2005 quarter. The decrease in communication and occupancy costs was primarily related to the reduction of our leased office space and related costs, as well as a reduction in consulting fees related to technical support. During the 2005 quarter, we eliminated a company leased branch office in New York City and reduced the leased space in our home office.
         .
     Legal matters and related settlement costs decreased by $1,040,000, or 81%, to $242,000 (1.6% of total revenues) during the 2005 quarter, from $1,282,000 (6.8% of total revenues) for the same quarter in 2004 primarily due to managements ongoing strategy to control these costs.

     In July  2003 we,  along  with  Montauk  Financial  Group,  entered  into a settlement agreement with certain claimants in order to settle pending arbitration proceedings that were brought against us. The covered proceedings arose out of customer purchases of certain high-yield corporate bonds, which declined in market value and subsequently defaulted. The settlement agreement covers eleven separate claims that sought an aggregate of approximately $12.3 million in damages. In exchange for the consideration we provided, each claimant granted a general release of claims in favor of our company and all individual respondents, with the exception of the registered representative who had handled the claimants' accounts. In consideration for the release granted by the claimants, we agreed to pay to the claimants an aggregate of $1,000,000 cash and to issue to the claimants warrants to purchase an aggregate of 750,000 shares of our common stock in three separate classes of warrants and 500,000 shares of our common stock.

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

     We are currently defending four additional claims relating to the sale of the high-yield bonds referenced in the preceding paragraphs. The claimants in these matters seek compensatory damages in excess of $2.2 million, plus punitive damages and the recovery of various costs. We are vigorously defending theses actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

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

     We are continuing to take a more aggressive approach toward the analysis, management and resolution of our outstanding claims and control over outside legal costs. As of March 31, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review with outside counsel of existing claims, arbitrations and unpaid settlements. We cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us.

     Other operating costs decreased $60,000, to $780,000 in the 2005 quarter, from $839,000 in the 2004 quarter. The decrease was primarily due to a reduction in recruiting placement fees, advertising and office supplies offset by increases in dues and memberships and consulting fees.

     In December 2004, we determined that based on the weight of available evidence, it was more likely than not that recorded deferred tax assets would not be realized in future periods. As such, the Company provided for a valuation allowance against all deferred tax assets. As of March 31, 2005, the Company is projecting taxable income for 2005. For the quarter ended March 31, 2005 the Company recorded a deferred tax asset for the utilization of net operating loss carryforwards and the realization of other tax benefits of $251,000. For the quarter ending March 31, 2005, the Company recorded a tax benefit of $251,000 offset primarily by state tax expense of $12,000. For the quarter ended March 31, 2004, our effective tax rate was 0% due to the availability of tax loss carry forwards to offset pre-tax income.

Liquidity and Capital Resources

     We maintain a highly liquid balance sheet with approximately 68% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

     Overall, cash and cash equivalents increased during the quarter by $912,000. Net cash provided by operating activities during the 2005 quarter was $813,000, which consists of a net loss of $376,000, adjusted by non-cash charges including depreciation and amortization of $312,000 and an increase to compensation expense for stock issued in connection with a separation agreement of $1,000,000, and a non-cash credit of $219,000and $251,000 for the amortization of deferred income and deferred income taxes, respectively. Increases in accounts payable, commissions payable, accrued expenses and other liabilities of $1,399,000, and a decrease in our clearing receivable of $986,000 was offset by increases in prepaid expenses of $944,000, securities owned of $885,000, and other assets of $121,000.

     Additions to capital expenditures accounted for the entire use of cash from investing activities of $13,000 during the first quarter of 2005.

     Financing activities provided net cash of $113,000 for the 2005 quarter. Cash increased $142,000 from the proceeds of 260,200 exercised stock options offset by payments of capital leases of $29,000.

     In connection with a settlement agreement, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The Class A warrants, which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. During the first quarter of 2005, the warrant holders exercised 16,951 each of Class B and Class C warrants. The settlement agreement provides that we may be obligated to make additional cash payments of up to $186,439 for each class of warrants in the event that claimants elect to exercise the remaining Class B and Class C warrants during the months of June 2005 and June 2006, respectively. Specifically, we may be required to redeem the warrants for $.80 per warrant in cash if the average market price of the underlying common shares during the ten trading days immediately preceding the date upon which we receive notice that the warrant holders of a particular class have elected to declare a Required Exercise Event is less than or equal to the warrant exercise price.

     In the first quarter of 2005 holders of $1,755,000 of convertible debentures that were sold through private offerings in 2002 and 2003, converted their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,510,000 shares of our common stock during that time period. As of March 31, 2005 there is an aggregate principal amount of $1,260,000 of debentures outstanding convertible at $.50 per common share.

     Premium financing agreements for the renewal of our errors and omissions insurance policy had a balance at March 31, 2005 of approximately $810,000, payable in six remaining installments of approximately $117,000 each. All installments include interest at the rate of 3.9% per annum.

Consolidated Contractual Obligations and Lease Commitments

     The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of March 31, 2005. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of March 31, 2005
                                                    Expected Maturity Date
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
                                                                                                         After
Category                              2005              2006             2007       2008           2009      2009             Total
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------

Debt Obligations                         0                 0         $480,000   $780,000              0         0      $1,260,000
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
Capital Lease Obligations          $24,789            $8,555                                                    0
                                                                            0         0              0                    $33,344
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
Operating Lease
obligations                       $723,425          $830,130         $631,790   $609,149       $609,419         0      $3,403,643
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
                                         0          $200,000                0          0              0         0        $200,000
Note Payable
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- ---------- -------------- --------- -----------------
Other Long-Term
Obligations Reflected on
Balance Sheet under GAAP


                                 $186,439(1)       $186,439(1)              0          0              0         0        $372,878(1)
-------------------------- ---------------- ----------------- ---------------- --------- -------------- --------- -----------------
-------------------------- ---------------- ----------------- ---------------- --------- -------------- --------- -----------------
Total                            $934,653        $1,225,124        $1,111,790 $1,389,149       $609,149         0      $5,269,865

-------------------------  ---------------- ----------------- ---------------- --------- -------------- --------- -----------------


(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Note 5 of the consolidated financial statements.

Net Capital

     At March 31, 2005, Montauk Financial Group had net capital of $2,720,702, which was $2,415,479 in excess of its required net capital of $305,223, and the ratio of aggregate indebtedness to net capital was 1.7 to 1.

Series A Convertible Preferred Stock

     In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. (See Note 6 to the consolidated financial statements).

     As of March 31, 2005, we have 305,369 Series A Preferred shares issued and outstanding.

Series B Convertible Redeemable Preferred Stock

     In connection with a Separation  Agreement we entered into with Mr. William
J. Kurinsky during the first quarter, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock (See Note 7 to the consolidated financial statements).

Application of Critical Accounting Policies

     Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

     For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2004 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At March 31, 2005 and December 31, 2004, the balances of our securities positions owned and sold, not yet purchased were approximately $1,255,000 and $12,000, and $371,000 and $174,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the acting chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and acting chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal proceedings

     For a full description of new and resolved legal proceedings for the reporting period, please see Note 10 and the Management's Discussion and Analysis.

     We are a respondent or co-respondent in various legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of its securities business.

     As of March 31, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Item 2.  Changes in Securities

(a) During the quarter, we issued an aggregate of 1,300,000 common shares to our three senior executive officers and one other senior employee in conjunction with their new employment agreements. The CEO was granted 1,000,000 shares of common stock with vesting provisions. The other three employees were each granted 100,000 shares of common stock subject to vesting provisions. We also issued 260,200 shares in connection with the exercise of incentive stock options, 25,342 shares in connection with the exercise of Class B and Class C warrants and 3,510,000 shares from the conversion of $1,755,000 of convertible debentures. With the exception of the shares of common stock issued upon conversion of convertible debentures, the shares issued in these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The shares of common stock issued upon conversion of the convertible debentures were issued in reliance upon
Section 3(a)(9) of the Securities Act. All of the shares of common stock issued in the aforementioned transactions are restricted and may not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements. Effective on March 1, 2005, we filed a registration statement on Form S-8 covering shares of our common stock issuable pursuant to our stock option plans, including the shares issued to the aforementioned employees.

     In connection with the Separation Agreement we entered into with Mr. William J. Kurinsky, on February 9, 2005 we issued him an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock.

(b) Not applicable.

(c) Not applicable.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Recent Management Changes

     On February 8, 2005 we entered into a Separation Agreement with William J. Kurinsky, our former CEO, which provided for Mr. Kurinsky to terminate his employment agreement with us effective on that date. Under the terms of the Separation Agreement, Mr. Kurinsky agreed to relinquish his position as Chief Executive Officer of First Montauk and its subsidiaries, including Montauk Financial Group. Mr. Kurinsky remains on our board of directors. In connection with Mr. Kurinsky's termination as the Chief Executive Officer, we appointed Mr. Victor K. Kurylak as our new Chief Executive Officer and President. In 2004, Mr. Kurylak had served as our President and Chief Operating Officer. In January 2005, Ms. Mindy Horowitz, our Senior Vice President of Finance, became the Chief Financial Officer and Financial Operations Principal for Montauk Financial Group and our Acting Chief Financial Officer.

         Mr. Kurinsky's Separation Agreement includes the following provisions:

               o Mr. Kurinsky's employment agreement dated January 1, 2004, which had a term set to expire in December 2008, was terminated in full.

               o Mr. Kurinsky was retained as a consultant to the Registrant for a term of two years with consulting fee of approximately $12,600 per month.

               o Mr. Kurinsky was issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year.

               o We issued to Mr. Kurinsky a promissory note in the principal amount of $200,000 payable in one year and bearing interest at 8% per annum.

               o We made a lump sum cash payment to Mr. Kurinsky in the amount of $136,000.

               o Mr. Kurinsky's existing options to purchase 325,000 shares of our common stock with exercise prices of $0.83 to $2.00 per share have been cancelled. Mr. Kurinsky, in connection with his services as a consultant, received new options to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $0.83 per share. The new options have a three-year exercise term. Mr. Kurinsky's existing restricted stock grant of 250,000 common shares also immediately vested.

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

     In connection with Mr. Kurylak's appointment as our Chief Executive Officer, we entered into a new employment agreement with him, effective as of February 8, 2005 and issued to him 1,000,000 shares of our common stock as a bonus payment for our performance for the year ended December 31, 2004 and in connection with his assuming the position of Chief Executive Officer. The shares vest in annual increments of one third commencing on February 1, 2005. In the event of a change of control of the Company, all unvested shares would vest. Mr. Kurylak's new employment agreement expires December 31, 2007 and included the following terms:

               o    Mr. Kurylak's prior employment agreement was terminated;

               o Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share;

               o Mr. Kurylak receives a base salary of $275,000 per year, subject to annual increases of 10%, provided we have net profits of at least $500,000 per annum;

               o He is entitled to receive medical and other benefits that we have in effect for our executives, as well as other benefits and automobile expenses;

               o He is entitled to participate in our executive bonus pool which has been established by the Board to constitute 15% of our net pre tax profit and would receive a bonus from such pool as determined by the Compensation Committee.

               o Mr. Kurylak is also entitled to a portion of the finance pool, defined as up to 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements; and

               o In the event of termination without cause, Mr. Kurylak would be entitled to a severance payment consisting of accrued compensation, continuation of his benefits and payment of his base salary for a period of the greater of three months or the balance of the term of the agreement.

     In February 2005 we also entered into new employment agreements with two senior executive officers, Robert Rabinowitz, Mindy Horowitz as well as Brian Cohen. Mr. Rabinowitz serves as Executive Vice President, General Counsel and Secretary; Ms. Horowitz serves as Chief Financial Officer and Mr. Cohen serves as Senior Vice President-Information Systems. The Board also approved restricted stock awards to each of these persons, of 100,000 shares as a performance bonus award and as an incentive to continue their employment with us. The agreements are for one-year terms ending February 8, 2006 and are renewable for successive one year terms unless we provide 120 prior notice of our intention not to renew the agreements. Mr. Rabinowitz will receive a base salary of $190,000 per year and is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of his employment without cause, Mr. Rabinowitz would be entitled to receive a severance payment equal to the sum of (i) one year's salary and (ii) his portion of the bonus pool payments he would otherwise be entitled to and (iii) payment of the costs of health and other benefits for 12 months. The agreements with Ms. Horowitz and Mr. Cohen have similar terms except that Ms. Horowitz receives a base salary of $140,000 and Mr. Cohen receives a base salary of $130,000.

Proposed Merger with Olympic Cascade Financial Corporation

     On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). On May 11, 2005, we announced revised terms of the proposed merger. Under the revised terms of the agreement, shareholders of Olympic Cascade will receive 1.75 shares of our common stock for each share of Olympic Cascade's common and preferred stock. All capital stock (including options, warrants and preferred stock) of Olympic shall be exchanged for similar securities of our company, subject to adjustment for the new exchange ratio.

     Pursuant to the Merger Agreement, our Board of Directors, following the closing, will be comprised of seven persons. We will each appoint three representatives to the newly constituted Board of Directors. Mr. Victor K. Kurylak and Mr. William J. Kurinsky are expected to be our initial two representatives with the third decided on prior to closing. In connection with the merger, we and Olympic have executed letters of intent with St. Cloud Capital LLC, a Los Angeles based investment firm, to provide approximately $4.0 million of capital to the combined entities. Mr. Marshall Geller, a Senior Managing Director of St. Cloud Capital, is expected to be named non-executive chairman of the seven-person board of directors of Montauk following completion of the merger. The investment by St. Cloud Capital is subject to due diligence investigation, execution of definitive agreements and customary closing conditions.

     The terms of the merger include provisions that Mr. Mark Goldwasser, current President and CEO of Olympic, and Mr. Kurylak will comprise the Office of the Chief Executive Officer. Mr. Kurylak will serve as the Chief Executive Officer and Mr. Goldwasser will serve as President and Chief Operating Officer. Both will report directly to the Board of Directors. As a condition to closing, we and Messrs. Goldwasser and Kurylak will negotiate the definitive terms of their new respective employment agreements.

     Completion of the transaction is subject to several conditions, which are usual and customary conditions for transactions of this nature, including shareholder approval, completion of the anticipated financing in an amount of at least $4.0 million in gross proceeds and completion of regulatory review and approval of the proposed transaction by the NASD. There are also conditions related to the maintenance and operation of each parties business and financial condition required for a closing. We expect to file a joint proxy registration statement with the SEC and to close the transaction during the third quarter of 2005.

     As a result of the foregoing conditions, there can be no assurances that the transaction will be completed or if completed, by such date. Regulatory review by the SEC and/or NASD could delay the anticipated closing date. If the transaction is not consummated by October 30, 2005, the parties have the option not to proceed.

Debenture Conversions

     During the first quarter of 2005, holders of $1,755,000 of our 6% subordinated convertible debentures converted into 3,510,000 shares of our common stock in accordance with the debenture terms. As of the date of this report, there is an aggregate principal amount of $1,260,000 of convertible debentures outstanding convertible at $.50 per share.

Change of Clearing Firms

     On April 21, 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as our primary clearing firm. This transaction resulted from NFS's acquisition of our prior clearing firm, Fiserv Securities Inc. in December 2004. In connection with the termination of the clearing agreement and related Financial Agreement and Security Agreements with Fiserv, our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements are effective as of April 21, 2005.

Preferred Stock Dividends

     The Company has declared and paid dividends on its Series A Preferred Stock at the rate of 6% per annum on a quarterly basis since the third quarter of 1999. Currently, the Company is unable to continue to pay such dividends pursuant to the New Jersey Business Corporation Act. The New Jersey Business Corporation Act prohibits a corporation from paying dividends if its total assets would be less than its total liabilities. Dividends will continue to accumulate on the outstanding shares of Series A Preferred Stock and will be paid when the Company is legally authorized to do so under the New Jersey Business Corporation Act. The cumulative dividends in arrears at March 31, 2005 were approximately $187,000.

     Subsequent to the reporting period, the board of directors declared the payment of the Series A and Series B preferred stock dividends in arrears, based upon the board's expectation that in the second quarter of 2005 our total assets would exceed our total liabilities and therefore be permitted under the New Jersey Business Corporate Act to pay such dividends.

Change of Director

     On May 4, 2005, Norma Doxey, who served as a Class II director since 1988, resigned from our board. Victor K. Kurylak, who serves as our Chief Executive Officer and President, filled the vacancy created by her resignation.

Item 6.  Exhibits

Exhibits

          The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Number            Description

                    2.1 Agreement and Plan of Merger dated as of February 10, 2005 by and among First Montauk Financial Corp., Olympic Cascade Financial Corp. and FMFC Acquisition Corporation (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated February 11, 2005).

                    3.1 Form of Certificate of Amendment of Certificate of Designation of Rights and Preferences of Series B Preferred Stock (Previously filed as Exhibit 3.1 to our Current Report on Form 8-K dated February 9, 2005).

                    10.1 Separation  Agreement  between First Montauk  Financial
                         Corp. and William J. Kurinsky, dated February 8, 2005. (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31,
                         2004).

                    10.2 Consulting  Agreement  between First Montauk  Financial
                         Corp. and William J. Kurinsky, dated February 8, 2005. (Previously filed as Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31,
                         2004).

                    10.3 Employment  Agreement  dated  as of  February  1,  2005 between Victor K. Kurylak and First Montauk Financial Corp. (Previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

                    10.4 Employment  Agreement  dated  as of  February  8,  2005 between Robert I. Rabinowitz and First Montauk Financial Corp. (Previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

                    10.5 Employment  Agreement  dated  as of  February  8,  2005 between Mindy A. Horowitz and First Montauk Financial Corp. (Previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

                    *31.1Certification  of  Victor  K.  Kurylak, Chief Executive
                         Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    *31.2Certification   of   Mindy   Horowitz,   Acting   Chief
                         Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    *32.1Certification  of  Victor  K.  Kurylak,  President  and
                         Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    *32.2Certification  of  Mindy  A.  Horowitz,   Acting  Chief
                         Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                  (Registrant)


Dated: May 16, 2005                                /s/ Mindy Horowitz
                                                  -----------------------------
                                                  Mindy Horowitz
                                                  Acting Chief Financial Officer


                                                   /s/ Victor K. Kurylak
                                                  ------------------------------
                                                  Victor K. Kurylak
                                                  President and Chief Executive
                                                   Officer

                                                                 Exhibit 31.1


                                  CERTIFICATION

         I, Victor K. Kurylak, Chief Executive Officer, certify that:

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


Date:  May 16, 2005



/s/ Victor K. Kurylak
--------------------------------------------
VICTOR K. KURYLAK
CHIEF EXECUTIVE OFFICER

                                                              Exhibit 31.2


                                  CERTIFICATION

         I, Mindy Horowitz, Acting Chief Financial Officer, certify that:

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


Date:  May 16, 2005



/s/ Mindy Horowitz
-----------------------------------
MINDY HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                              Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
----------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
May 16, 2005

                                                                 Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy Horowitz
----------------------------------
Mindy Horowitz
Acting Chief Financial Officer
May 16, 2005