Form 10-Q
period 2005-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2005-08-03
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

     15,906,607 Common Shares, no par value, were outstanding as of August 3, 2005.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q
                                 JUNE 30, 2005

                                      INDEX
                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2005 and December 31, 2004 ...................   F-1

           Consolidated Statements of Income for the Six Months
            and Three Months Ended June 30, 2005 and 2004 ...............   F-2

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2005 and 2004 .....................   F-3

           Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) .............................................  F4-5

           Notes to Consolidated Financial Statements ....................  6-12

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 13-19

         Item 3.  Risk Management ........................................  19

         Item 4.  Controls and Procedures ................................  20

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ......................................  21

         Item 2.  Changes in Securities ..................................  21

         Item 3.  Defaults Upon Senior Securities ........................  21

         Item 4.  Submission of Matters to a Vote of Security Holders ....  22

         Item 5.  Other Information ......................................  22

         Item 6.  Exhibits ...............................................  24

         Signatures ......................................................  25

         Officers' Certifications ........................................ 26-29

06

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                June 30            December 31,
                                                                                 2005                  2004
                                                                              (unaudited)

         ASSETS
         Cash and cash equivalents                                               $ 1,844,705          $ 1,034,681
         Due from clearing firm                                                    5,598,732            5,815,819
         Securities owned, at market value                                           537,924              370,720
         Prepaid expenses                                                            922,347              340,821
         Employee and broker receivables                                             282,229              548,240
         Property and equipment - net                                                603,474              790,909
         Income taxes receivable                                                           -               40,525
         Other assets                                                                785,970              892,659

                                                                           ------------------    -----------------
              Total assets                                                      $ 10,575,381          $ 9,834,374
                                                                           ==================    =================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         LIABILITIES
         Deferred income                                                        $          -          $ 5,105,116
         6% convertible debentures                                                 1,250,000            3,015,000
         Warrants subject to put options                                              57,497              333,261
         Securities sold, not yet purchased, at market value                           7,148              174,326
         Commissions payable                                                       2,528,979            2,499,793
         Accounts payable                                                            920,152              614,784
         Accrued expenses                                                          1,334,766            1,078,185
         Income taxes payable                                                         25,086               44,546
         Capital leases payable                                                       12,819               62,460
         Other liabilities                                                           243,151                5,520
                                                                           ------------------    -----------------

              Total liabilities                                                    6,379,598           12,932,991
                                                                           ------------------    -----------------

         Commitments and contingencies (See notes)

         STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 4,375,000 shares authorized, $.10 par
            value, no shares issued and outstanding
         Series A convertible preferred stock, 625,000 shares authorized,
            $.10 par value, 305,369 shares issued and outstanding;
            liquidation preference:  $1,526,845                                       30,537               30,537
         Series B convertible preferred stock, 445,102 shares authorized,
            $.10 par value, 197,824 and 0 shares issued and outstanding
            respectively; liquidation preference:  $1,000,000                         19,782             -
         Common stock, no par value, 60,000,000 and 30,000,000 shares authorized and 15,888,909 and 10,258,509 shares issued and
            outstanding, respectively                                             10,319,674            7,257,292
         Additional paid-in capital                                                1,930,810              950,592
         Accumulated deficit                                                      (7,127,331)         (10,948,157)
            Less deferred compensation                                              (977,689)            (388,881)
                                                                           ------------------    -----------------

              Total stockholders' equity (deficit)                                 4,195,783           (3,098,617)
                                                                           ------------------    -----------------

              Total liabilities and stockholders' equity (deficit)              $ 10,575,381          $ 9,834,374
                                                                           ==================    =================



                                            See notes to financial statements.

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME

                                                                    Six months ended June 30             Three months ended June 30
                                                                    2005                2004                2005             2004
                                                                 (unaudited)         (unaudited)        (unaudited)      (unaudited)

Revenues:

Commissions                                                       $ 18,536,318        $23,722,498           8,594,155    10,235,212
Principal transactions                                               2,906,403          5,052,148           1,203,646     2,076,337
Investment banking                                                   3,826,060          2,070,446             927,348       798,558
Interest and other income                                            6,877,365          2,217,998           5,855,352     1,131,577
                                                            -------------------   ----------------    ----------------  ------------

     Total revenue                                                  32,146,146         33,063,090          16,580,501    14,241,684
                                                            -------------------   ----------------    ----------------  ------------

Expenses:

Commissions, employee compensation and benefits                     22,581,216         26,230,239           9,822,146    11,342,374
Executive separation                                                 1,433,000               --                  --             --
Clearing and floor brokerage                                           838,986          1,441,533             417,949       652,340
Communications and occupancy                                         1,302,186          1,384,844             701,139       706,163
Legal matters and related costs                                        314,944          1,782,004              72,677       500,061
Other operating expenses                                             1,792,075          1,779,498           1,012,476       940,026
Interest                                                                43,393            160,211               1,189        80,257
                                                            -------------------   ----------------    ----------------  ------------

     Total expenses                                                 28,305,800         32,778,329          12,027,576    14,221,221
                                                            -------------------   ----------------    ----------------  ------------

Income before income taxes                                           3,840,346            284,761           4,552,925        20,463
Provision for income taxes                                              19,520             21,941             259,041        (4,383)
                                                           -------------------   ----------------    ----------------  ------------
   Net income                                                      $ 3,820,826          $ 262,820           4,196,884        24,846
                                                            ===================   ================    ================  ============
  Net income applicable to common stockholders                    $ 3,578,392          $ 217,322           3,988,908         2,251
                                                            ===================   ================    ================  ============

Earnings per share:
  Basic                                                                 $ 0.27             $ 0.02              $ 0.28         $0.00
  Diluted                                                               $ 0.19             $ 0.02              $ 0.20         $0.00

Weighted average number of shares of stock outstanding:
  Basic                                                             13,421,349          9,598,100          14,411,053     9,587,133
  Diluted                                                           20,251,184         16,048,897          21,251,791     9,738,345






                                                   See notes to financial statements.




                                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six months ended June 30
                                                                                              2005                    2004
                                                                                           (unaudited)             (unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $ 3,820,826               $ 262,820

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization of property and equipment                                          218,965                 260,495
 Amortization of deferred costs                                                                   447,700                 220,011
 Amortization of deferred income                                                               (5,105,116)               (437,504)
 Preferred shares issued in connection with separation agreement                                1,000,000
 Loss on disposition of property and equipment                                                     --                       4,690
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                           217,087                 302,671
 Securities owned                                                                                (167,204)               (255,901)
 Prepaid expenses                                                                                (581,526)               (684,506)
 Employee and broker receivables                                                                  266,011                 338,553
 Income tax refund receivable                                                                      40,503
 Other assets                                                                                     (49,045)                305,401
 Warrants subject to put options                                                                 (194,069)                 38,499
 Securities sold, not yet purchased                                                              (167,178)                211,979
 Commissions payable                                                                               29,186              (1,678,064)
 Accounts payable                                                                                 305,368                 341,039
 Accrued expenses                                                                                 256,581                (347,547)
 Income taxes payable                                                                             (19,460)                 --
 Other liabilities                                                                                237,631                 (16,822)
                                                                                      -------------------     -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               556,260              (1,134,186)
                                                                                       -------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                              (31,530)               (128,223)
                                                                                       -------------------     -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                             (31,530)               (128,223)
                                                                                       -------------------     -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases                                                                       (49,641)                (91,853)
 Repurchase of common shares                                                                       --                     (21,162)
 Proceeds from exercise of incentive stock option                                                 334,935                     --
                                                                                       -------------------     -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                               285,294                (113,015)
                                                                                       -------------------     -------------------

Net increase (decrease) in cash and cash equivalents                                              810,024              (1,375,424)
Cash and cash equivalents at beginning of period                                                1,034,681               3,441,743
                                                                                       -------------------     -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 1,844,705             $ 2,066,319
                                                                                       ===================     ===================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                        $ 88,377               $ 144,989
                                                                                       ===================     ===================
 Income taxes                                                                                    $ 32,784                $ 85,724
                                                                                       ===================     ===================





                                               See notes to financial statements.



                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2005

                                         Series A Convertible   Series B Convertible
                                           Preferred Stock        Preferred Stock           Common Stock
                                       --------------------------------------------  -------------------------  Additional
                                           Shares     Amount     Shares     Amount       Shares      Amount      Paid-in Capital
                                        --------------------------------------------  ------------------------- ----------------

Balances at January 1, 2003                 330,250    33,025           -         -     8,527,164    6,384,558       950,592

Increase in deferred compensation                                                                      142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                 500,000      160,000
Issuance of common stock purchase
   warrants for services                                                                                35,977
Conversion of preferred stock into
   common stock                             (19,161)   (1,916)                             38,322        1,916
Payment of dividends
Net loss for the year
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2003               311,089    31,109           -         -     9,065,486    6,724,853       950,592

Increase in deferred compensation                                                                       82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                           (60,217)     (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                           1,000,000      350,000
Conversion of preferred stock into
   common stock                              (5,720)     (572)                             11,440          572
Exercise of incentive stock options                                                         1,800          558
Conversion of bonds into common stock                                                     240,000      120,000
Net income for the year
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2004               305,369    30,537           -         -    10,258,509    7,257,292       950,592

Increase in deferred compensation                                                                      139,752
Amortization of deferred compensation
   with employment agreements                                                           1,300,000      741,000
Issuance of preferred stock in connection
   with separation agreement                                      197,824    19,782                                  980,218
Exercise of incentive stock options                                                       553,998      334,934
Exercise of warrants                                                                      246,402       81,696
Conversion of bonds into common stock                                                   3,530,000    1,765,000
Net income for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at June 30, 2005                   305,369   $30,537     197,824   $19,782    15,888,909  $10,319,674   $ 1,930,810
                                        ====================== =====================  ========================= =============




                                             See notes to financial statements.


                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2005

                                             Retained
                                             Earnings                                                         Stockholders'
                                            (Accumulated       Deferred             Treasury Stock               Equity
                                                                             -----------------------------
                                             Deficit)         Compensation       Shares         Amount          (Deficit)
                                         ----------------   ----------------------------------------------   ---------------

Balances at January 1, 2003                   (8,135,777)          (10,088)                                        (777,690)

Increase in deferred compensation                                 (142,402)
Amortization of deferred compensation                               37,156                                           37,156
Common stock issued in connection
   with legal settlements                                                                                           160,000
Issuance of common stock purchase
   warrants for services                                                                                             35,977
Conversion of preferred stock into
   common stock
Payment of dividends                             (24,839)                                                           (24,839)
Net loss for the year                         (3,518,043)                                                        (3,518,043)
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2003                (11,678,659)         (115,334)                                      (4,087,439)

Increase in deferred compensation                                 (432,471)                                        (350,000)
Amortization of deferred compensation                              158,924                                          158,924
Repurchase of common stock                                                          (60,217)      (21,162)          (21,162)
Cancellation of treasury shares                                                      60,217        21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                       350,000
Conversion of preferred stock into                                                                                        -
   common stock                                                                                                           -
Exercise of incentive stock options                                                                                     558
Conversion of bonds into common stock                                                                               120,000
Net income for the year                          730,502                                                            730,502
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2004                (10,948,157)         (388,881)                                      (3,098,617)

Increase in deferred compensation                                 (139,752)                                               -
Amortization of deferred compensation                              291,944                                          291,944
   with employment agreements                                     (741,000)                                               -
Issuance of preferred stock in connection
   with separation agreement                                                                                      1,000,000
Exercise of incentive stock options                                                                                 334,934
Exercise of warrants                                                                                                 81,696
Conversion of bonds into common stock                                                                             1,765,000
Net income for the period                      3,820,826                                                          3,820,826
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at June 30, 2005                   $ (7,127,331)       $ (977,689)                                     $ 4,195,783
                                         ================   ===============  =============================   ===============








                                            See notes to financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -      MANAGEMENT REPRESENTATION

                  The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at June 30, 2005 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the six-month and three-month periods ended June 30, 2005, are not necessarily indicative of the results for the entire year to end on December 31, 2005.

NOTE 2 -          STOCK-BASED COMPENSATION

                  The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. FAS 123R, requiring the Company to expense employee options, has been deferred and will be implemented during 2006.

                  Stock options granted to non-employees are recorded at their fair value, as determined in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured until the options vest.

                  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the six and three month periods ended June 30, 2005 and 2004:

                                                     Six months ended               Three months ended
                                                          June 30,                       June 30,
                                                  2005             2004             2005          2004
                                                 -----             ----             ----          ----

Net income applicable to
 common stockholders, as reported              $3,578,392        $217,322         $3,988,908      $2,251

Deduct:  Total stock based
 compensation expense determined
 under the fair value based method
 for all awards, net of tax                       (36,091)       (105,723)           (17,542)    (42,418)
                                                ---------         --------         ---------      ------

Pro forma net income (loss) - basic            $3,542,301        $111,599         $3,971,366    $(40,167)
                                                =========         =======          ==========    ========

Add: preferred stock dividends                   242,434            --               207,976        --
Add: convertible debenture interest               47,075           95,096             18,810        --
                                                ---------         -------          ----------       --

Pro forma net income (loss) - diluted         $3,831,810         $206,695         $4,198,152    $(40,167)
                                              ===========         =======          ==========    ========

Income per share:
  Basic - as reported                               $.27             $.02               $.28        $.00
  Basic -  pro forma                                 .26              .01                .28         .00
  Diluted - as reported                              .19              .02                .20         .00
  Diluted - pro forma                                .19              .01                .20         .00



                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the six months ended June 30, 2005: Dividend yield of 0%; expected volatility of 102%, risk free interest rate of 3.72%, and an expected life of 4 years. The weighted average fair value of options granted during the six and three months ended June 30, 2005 was $.56 and $.70, respectively.

NOTE 3 -          PREPAID EXPENSES

                  Prepaid expenses at June 30, 2005 include a payment for errors and omissions insurance coverage. The unamortized amount at June 30, 2005 is $712,000 which will be written off over the next seven months.

NOTE 4 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2005 includes an insurance premium financing agreement with a current balance of approximately $465,000, payable in four remaining installments of approximately $117,000. All installments include interest at the rate of 3.9% per annum.

NOTE 5 -          OTHER LIABILITIES

                  Other Liabilities includes a promissory note executed in connection with a separation agreement with our former CEO. The note is in the amount $200,000 payable with interest at 8% per annum.

NOTE 6 -          6% CONVERTIBLE DEBENTURES

                  During the six months ended June 30, 2005, holders of $1,765,000 of our 6% subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued an additional 3,530,000 shares of common stock and retired $1,765,000 of the debentures.

                  Remaining debentures outstanding as of June 30, 2005 of $1,250,000 due to mature in 2007 and 2008 are as follows: 2007
                  - $480,000; 2008 - $770,000.

NOTE 7 -          INCREASE OF AUTHORIZED COMMON SHARES

                  During the second quarter of 2005, the shareholders adopted a resolution to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

NOTE 8 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various individuals as part of a legal settlement. The warrants were issued in three classes of 250,000 warrants each. The Class A warrants, which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. During the first half of 2005, 163,391 each of Class B and Class C warrants were exercised at $.25 per share. In addition, our obligation for cash payments on the remaining Class B warrants expired on June 30, 2005 without any cash payment having been required. The settlement agreement provides that the Company may be obligated to make additional cash payments if a majority of then existing Class C warrant holders elect to exercise the outstanding Class C warrants during June 2006 (the "Required Exercise Event"). The warrantholders, upon exercise of their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay up to an aggregate of $69,287 less the amount received by the warrant holders from the sale of their shares, net of commissions.

                  In the alternative, the Company may elect or be required to redeem the unexercised warrants for up to $.80 per warrant, or a maximum of $69,287, depending upon the then prevailing market price of the Company's common stock on or about the date of the Required Exercise Event. The Company may also call the warrants for redemption under certain circumstances.

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the Class C warrants remaining were initially valued at $42,768 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company measures the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method until the obligations are settled. The recorded value at June 30, 2005 was $57,497. Changes in value are recognized in earnings as interest expense.

NOTE 9 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. The New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for, the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends continued to accumulate at 6% per annum. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears, based upon the board's expectation that in the second quarter of 2005 the Company's total assets would exceed its total liabilities, and therefore, the payment of dividends would be permitted under New Jersey law. Subsequent to the reporting period, dividends in the amount of $210,879 were paid on the Company's Series A Preferred Stock (See Note 16-Subsequent Event).

NOTE 10 -         SERIES B PREFERRED STOCK

                  In February 2005, the Company's board of directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

                  Shares authorized:  445,102
                  Par value:  $.10 per share
                  Dividends:  8% per annum, payable quarterly until
                  conversion or redemption.
                  Voting rights: Holders of Series B Preferred Stock are entitled to vote together with common stockholders on all matters in which they are entitled to vote. The number of votes to which holders of Series B Preferred are entitled to cast are ten per each share of Series B Preferred Stock subject to certain adjustments.
                  Liquidation preference:   $5.055 per share
                  Conversion: Convertible at the option of the holder anytime into ten shares of Common Stock at $0.5055 per share; automatic conversion once the closing price for the Common Stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares, or $1.51 for more than 60 trading days.
                  Redemption: Optional redemption. The holder may require the Company to redeem all or a portion of its Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a Redemption Event. A Redemption Event is defined as occurring if either the Company or its successor ceases to be a reporting company under the Securities Exchange Act of 1934 (the "Act"), or its Common Stock ceases to be publicly traded for any reason.

                  In February 2005 the Company issued 197,824 Series B Preferred Shares in connection with a separation agreement entered into with its former Chief Executive Officer.

                  The Company's charter authorizes the issuance of up to 5,000,000 shares of Preferred Stock. After the issuance of the Series A and Series B Preferred Shares described above, the Company is authorized to issue an additional 3,929,898 of Preferred Stock. The rights and preferences, if any, to be given to these preferred shares are designated by the board of directors at the time of issuance.

                  During the quarter ending June 30, 2005, the Company declared a dividend to be paid to its Series B preferred stockholder. Subsequent to the reporting date, dividends of $31,555 on Series B Preferred stock were paid (See Note 16-Subsequent Event).

NOTE 11 -         EMPLOYMENT AGREEMENTS

                  In February 2005, the President and Chief Operating Officer was appointed the Chief Executive Officer of the Company. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of the Company's common stock as a bonus for the Company's performance for the year ended December 31, 2004, and in consideration of his appointment as CEO. The shares vest in annual increments of one third commencing on February 1, 2005. In addition, the CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. Three other executive officers also entered into one-year employment agreements with the Company and were awarded 100,000 shares of common stock each with the same vesting schedule as the new CEO.

                  The Company amortizes shares issued to employees over the respective vesting periods. Amortization of deferred compensation related to shares issued to employees was $223,229 and $146,210 respectively, for the six and three months ended June 30, 2005, including $80,208 for shares that vested in the first quarter upon the termination of our former CEO.

NOTE 12 -         LEGAL MATTERS

                  The Company is currently defending four arbitration claims relating to customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. The claimants seek compensatory damages in excess of $2.2 million plus punitive damages and the recovery of various costs. The Company is vigorously defending these actions and believes that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

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

                  As of June 30, 2005, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 13 -         EARNINGS PER SHARE

                  Basic earnings per share for the six and three months ended June 30, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the six and three months ended June 30, 2005 and 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                               Six months ended                       Three months ended
                                                   June 30                                  June 30
                                               ----------------                       ------------------
                                           2005              2004                 2005                2004
                                           ----              ----                 ----                ----
Numerator - basic:
Net income                              $ 3,820,826     $ 262,820             $  4,196,884        $  24,846
Deduct: preferred stock dividends         ( 242,434)      (45,498)               ( 207,976)         (22,595)
                                          ---------       -------                ---------          -------
Numerator for basic
  earnings per share                    $ 3,578,392     $ 217,322             $  3,988,908        $   2,251
                                          =========       =======                =========          =======

Numerator - diluted:

Numerator for basic
  earnings per share                    $ 3,578,392     $ 217,322             $  3,988,908        $   2,251
Add: preferred stock dividends              242,434                                207,976
Add: convertible debenture
  interest, net of tax                       47,075        95,096                   18,810             --
                                         ----------       -------                ---------          --------

Numerator for diluted                   $ 3,867,901     $ 312,418             $  4,215,694        $   2,251
                                         ==========       =======                =========          ========
  earnings per share

Denominator:
Weighted average common
     shares outstanding                  13,421,349     9,598,100               14,411,053        9,587,133
Effect of dilutive securities:
     Stock options and warrants           1,216,404       180,797                1,183,763          151,212
     Convertible preferred stock          2,588,978          --                  2,588,978             --
     Nonvested employee stock               524,453          --                    567,997             --
     Convertible debentures               2,500,000     6,270,000                2,500,000             --
                                         ----------     ---------                ---------        ----------
Denominator for diluted earnings
     per share                           20,251,184    16,048,897               21,251,791        9,738,345
                                         ==========    ==========               ==========        ==========


                  The following securities have been excluded from the dilutive per share computation for the six and three months ended
                  June 30, 2005 and 2004, as they are antidilutive:


                                                Six months ended                      Three months ended
                                                     June 30                                June 30
                                            2005               2004                 2005                 2004
                                            -----------------------                 -------------------------

Stock options                                1,349,854    3,798,998                1,349,854        3,798,998
Warrants                                         --       3,410,946                    --           3,410,946
Convertible debt                                 --           --                       --           6,270,000
Convertible preferred stock                      --         602,544                    --             602,544
Nonvested employee stock                         --         458,322                    --             458,322


NOTE 14 -         MERGER AGREEMENT

                  The Company executed a Definitive Agreement and Plan of Merger ("Merger Agreement") dated February 10, 2005 with Olympic Cascade Financial Corporation ("Olympic"). In May 2005, the Company and Olympic revised the terms of the merger agreement and executed an Amended and Revised Definitive Agreement and Plan of Merger. Under the revised terms, the shareholders of Olympic will receive 1.75 shares of the Company's common stock for each share of Olympic stock. In connection with the merger, the Company and Olympic have executed letters of intent with an investment firm, to provide approximately $4 million of capital to the combined entity. Completion of this financing is a condition of closing the merger transaction. Completion of the merger transaction is also subject to several conditions, which are usual and customary for transactions of this nature, including shareholder approval and completion of regulatory review and approval of the proposed transaction by the NASD. We expect to file a joint proxy registration statement with the SEC and to close the transaction by the end of 2005.

NOTE 15 -         CLEARING AGREEMENT

                  In April 2005, the Company entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as its' primary clearing firm. This transaction resulted from NFS's acquisition of our prior clearing firm, Fiserv Securities Inc. ("Fiserv") in December 2004. In connection with the termination of the clearing agreement and related Financial Agreement with Fiserv, our contingent obligation to repay Fiserv for any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty under the Fiserv clearing agreement have been canceled. The advances were recorded as deferred income and amortized over the term of the agreement. The unamortized amount of $4,886,000 was recognized as income during the second quarter of 2005. The termination of both agreements was effective as of April 21, 2005.

NOTE 16 -         SUBSEQUENT EVENT

                  On May 4, 2005, the Company's Board of Directors declared a dividend to be paid to its Series A and Series B preferred stock shareholders of record on June 30, 2005. Subsequent to the reporting date, the Company paid $242,434 cumulative dividends, including dividend in arrears of $210,879.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-Q for the quarter ended March 31, 2005, our Form 10-K for the year ended December 31, 2004 and our other periodic reports as filed with the Commission.

Executive Overview

         First Montauk Financial Corp. (the "Parent"), a New Jersey-based holding company, and its subsidiaries (collectively with the Parent, "Montauk Financial") are principally engaged in provided securities brokerage, asset management, investment banking, insurance and other related financial services to individuals, institutions and corporations. Terms such as "we," "us," "our" and "company" refer to Montauk Financial.

         We have approximately 330 registered representatives and service more than 60,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a corporate leased branch office in New York City, all of our other 130 branch office and satellite locations in 30 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. We also employ registered representatives directly at our corporate headquarters.

         Our broker-dealer subsidiary is registered with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of Boston, MA, and Penson Financial Services Inc of Dallas, TX, with various floor brokerage and specialist firms providing additional execution services. These arrangements provide us with back office support, transaction processing services on all principal, national and international securities exchanges, and access to other financial services and products which allows us to offer products and services comparable to larger brokerage firms.

         On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). On May 11, 2005, we and Olympic agreed to revise the terms of the proposed merger and entered into an Amended and Restated Agreement and Plan of Merger on June 27, 2005. Under the Amended and Restated Agreement, Olympic's shareholders will receive
1.75 shares of our common stock for each share of Olympic's common stock. Olympic's outstanding preferred stock, options and warrants will also be exchanged for like securities of ours, subject to the new exchange ratio. In connection with the merger, we and Olympic have executed letters of intent with an investment firm, to provide approximately $4 million of capital to the combined entity. Completion of this financing is a condition of closing the merger transaction. Completion of the merger transaction is also subject to several conditions, which are usual and customary for transactions of this nature, including shareholder approval and completion of regulatory review and approval of the proposed transaction by the NASD. We expect to file a joint proxy registration statement with the SEC and to close the transaction by the end of 2005.

         On April 21, 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") who, in December 2004, acquired our prior clearing firm, Fiserv Securities Inc. ("Fiserv"). In connection with entering into our new clearing agreement, we terminated our clearing agreement and related Financial and Security Agreements with Fiserv and our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements are effective as of April 21, 2005.

Results of Operations

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Financial Overview

         Revenues for the three months and six months ended June 30, 2005 reflect the effects of a more difficult market environment. The Company's results continue to be highly correlated to the U.S. equity markets, and the market volatility combined with the rising interest rates and high oil prices had a negative impact on investor confidence during the quarter and six months ended June 30, 2005.

         We reported an increase in overall revenues for the three months ended June 30, 2005 (the "2005 quarter"). Revenues increased $2,339,000, or 16%, to $16,581,000. Included in total revenue for the second quarter of 2005 is the recognition of deferred revenue of $4,886,000 in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. Net income applicable to common stockholders increased $3,987,000, from $2,000 for the three months ended June 30, 2004 (the "2004 quarter") to $3,989,000 for the 2005 quarter. Actual net income for the 2005 quarter was $4,197,000, but was reduced by the preferred stock dividends in arrears of $208,000 to arrive at net income applicable to common stockholders. Our earnings per share also increased for the 2005 quarter from $0.00 per basic and diluted share for the 2004 quarter to $0.28 per basic and $0.20 per diluted share.

         The results of operations for the six months ended June 30, 2005, (the "2005 period"), showed a 3% decrease in revenues over the same period in the prior year (the "2004 period"), decreasing to $32,146,000, from $33,063,000 in the 2004 period. For the 2005 period, we reported net income applicable to common stockholders of $3,578,000 or $.27 per basic and $0.19 per diluted share, as compared to net income applicable to common stockholders reported in the 2004 period, of $217,000, or $0.02 per basic and diluted share. Actual net income for the 2005 period was $3,820,000, but was reduced by the preferred stock dividends in arrears of $242,000 to arrive at net income applicable to common stockholders.

         There were one-time, non-operational items of revenue and expense that affected the income for both the 2005 quarter and period. In the first quarter of 2005, we had a one-time charge to compensation and other expenses of $1,450,000 in connection with a separation agreement with one of our senior officers. During the second quarter of 2005, we recognized the remaining deferred revenue of $4,886,000 in connection with the termination of our Financial Agreement with our prior clearing firm.

Revenues

         The primary source of our revenue is from commissions generated through securities and mutual fund transactions, investment banking activities and insurance sales. Total revenues from commissions decreased $1,641,000, or 16%, to $8,594,000 for the 2005 quarter, from $10,235,000 for the 2004 quarter, and $5,186,000, or 22%, for the 2005 period, to $18,536,000 from $23,722,000 for the
2004 period. The 2004 period includes commissions for the first quarter of 2004 in which we reported our highest quarterly revenues since March 2000. The reduction in securities transaction revenues is also attributable to a net reduction of registered representatives during the last year as we have sought to lower the risk profile of registered representatives affiliated with us. The breakdown of the change in commission revenues are as follows:

         Revenue from agency transactions decreased by $1,596,000, or 28%, from $5,687,000 in the 2004 quarter to $4,091,000 in the 2005 quarter. For the first six months of 2005, agency commissions were $9,519,000, as compared to $14,951,000, for the same period in 2004, a decrease of 36%.

         Mutual fund revenues increased $118,000, or 8%, to $1,568,000 for the 2005 quarter when compared to $1,450,000 for the 2004 quarter. Revenue from insurance commissions also increased during this quarter, posting revenues of $1,085,000 in the 2005 quarter, up from $1,063,000 in the 2004 quarter. Mutual fund and insurance revenues increased in the 2005 period from $3,087,000 to $3,257,000 and $2,250,000 to $2,330,000 respectively, when compared to the 2004 period.

         Fees generated from managed accounts have continued to increase over the years. Fee-based revenues increased to $866,000 for the 2005 quarter and $1,644,000 for the 2005 period, an increase of approximately 27% and 26%, respectively, when compared to the same periods in 2004. As the interest from investors who prefer to pay a fee based on a percentage of asset value, rather than commissions based on transactions, continue to find this type of fee structure appealing, we expect this segment of our business to continue to grow.

         Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $873,000, or 42%, from $2,076,000 for the 2004 quarter to $1,203,000 for the 2005 quarter. For the 2005 period, this same category decreased $2,146,000, from $5,052,000 in the 2004 period, to $2,906,000 in the 2005 period, a decrease of 42%. This is primarily due to a $1,739,000 decrease in revenues generated in riskless principal transactions attributable to a reduction in the number of registered representatives who conducted more of these types of transactions. Riskless principal trades are transacted through the firm's proprietary account with a customer order in hand, resulting in no market risk to the firm. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts increased for the 2005 period by $218,000, from $2,016,000 in the 2004 period to $2,234,000 in the 2005 period.

         Investment banking revenues for the 2005 quarter increased from $799,000 in the 2004 quarter, to $927,000 in the 2005 quarter, an increase of 16%. Revenues for the 2005 period were $3,826,000, an increase of $1,756,000, or 85%, over the 2004 period. This category includes private offerings of securities in which we acted as placement agent and new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member. The increase is attributable to the completion of several private offerings during the 2005 quarter and six months ended June 2005.

         Interest and other income for the 2005 quarter totaled $5,855,000, as compared to $1,132,000 for the 2004 quarter, and $6,877,000 versus $2,218,000 for the 2005 and 2004 periods, respectively. The recognition of the remaining unamortized cash advances received from Fiserv, in accordance with the termination of our Financial Agreement with them, amounted to $4,886,000 and accounted for the increase in both the quarter and six month period. Interest income remained fairly constant, increasing 1% from the 2004 quarter to the 2005 quarter and decreasing 5% from the 2004 period to the 2005 period.

Expenses

         Total expenses decreased by $2,096,000, or 15%, to $12,125,000 in the 2005 quarter. For the 2005 period, total expenses decreased by 14%, to $28,306,000, from $32,778,000 in the 2004 period. Compensation and benefits expense for management, operations and clerical personnel increased for the second quarter 2005, to $1,879,000 (11% of total revenues) from $1,775,000 (12% of revenues), an increase of $136,000 over the 2004 quarter. Included in this category are salaries, option compensation, health insurance premiums, payroll taxes and bonus accruals. The increase in the 2005 quarter, compared to the 2004 quarter, was primarily attributable to a first quarter officer bonus accrual reduced by a decrease in officer's salaries, compared to the expense in 2004 that included a reversal of a 401(k) matching contribution. For the 2005 period, this same category of expense was $4,992,000, compared to $3,701,000 for the 2004 period, an increase of $1,291,000. During the 2005 period, we recorded additional compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers. Excluding the one-time compensation expense, compensation and benefits decreased by $142,000, or 4%, compared to the same period in 2005 due to reductions in staff during 2004 and the discontinuation of our 401(k) matching contribution accrual. Amortization of deferred stock compensation and severance payments accounted for the largest portion of the increase between the two periods. Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 16%, or $1,528,000, from $9,567,000 for the 2004 quarter, to $8,040,000 for the 2005 quarter. Commission expense for the 2005 period decreased to $19,022,000, from $22,529,000 in the 2004 period, a decrease of $3,507,000, or 16%.

         Clearing and floor brokerage costs which are determined by the volume and type of transactions, decreased $234,000, to $418,000 for the 2005 quarter, from $652,000 for the 2004 quarter. For the 2005 period these costs decreased $603,000, to $839,000, from the 2004 period costs of $1,442,000. As a percentage of operating revenues, clearing costs decreased to 4.0% for the 2005 quarter, from 5.1% in the 2004 quarter and 4.8% to 3.4% for the 2005 period. The reduction in 2005 is primarily due to the change in the type and volume of transactions, as well as an increase in expense rebates provided by our clearing firm. Clearing costs, as a percentage of gross revenues, can fluctuate on an interim basis depending upon the product mix.

         Communications and occupancy costs decreased during the 2005 quarter, from $706,000 in the 2004 quarter to $701,000 in the 2005 quarter. For the 2005 period, these costs decreased slightly to $1,302,000 from $1,384,000 for the same period in 2004. Occupancy and related costs were down from period to period due to the elimination of a company leased branch office in New York City and a reduction in the leased space in our home office. Rent, utilities and telephone decreased by $84,000 and $123,000 for the 2005 quarter and period respectively.

         Legal matters and related settlement costs decreased by $427,000, or 85%, from $500,000 to $73,000 for the 2005 quarter compared to the 2004 quarter and $1,467,000, or 82%, from $1,782,000 to $315,000 for the 2005 period. The reduction in the 2005 quarter compared to the 2004 quarter is primarily due to the recovery of legal costs in 2005 from co-respondents which we previously paid. The reduction for the six month period of 2005 is attributable to an increase in our legal reserve during the 2004 period for legal settlements which were anticipated at that time. Management continues to closely monitor our outstanding claims and control the costs associated with defending these matters.

         The Company is currently defending four arbitration claims relating to customer purchases of certain high-yield corporate bonds that declined in market value or defaulted. These claimants seek compensatory damages in excess of $2.2 million plus punitive damages and the recovery of various costs. We are vigorously defending these actions and believe that there are meritorious defenses in each case. There is no insurance coverage available for the payment of settlements and/or judgments that may result from these particular claims.

         We are a respondent or co-respondent in various other legal proceedings, which are related to our securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of our securities business.

         As of June 30, 2005 we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against our company. All such cases will continue to be vigorously defended.

         Other operating costs increased $72,000, to $1,012,000 in the 2005 quarter, from $940,000 in the 2004 quarter. For the six month period ending June 30, 2005 and 2004, these expenses were $1,792,000 and $1,779,000, respectively, an increase of $13,000. Due to the exercise of the majority of our outstanding convertible debentures, we accelerated the amortization of the costs related to these debentures. The amount amortized was $140,000 and $156,000 for the 2005 quarter and period, respectively.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 77% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents increased during the period by $810,000. Net cash provided by operating activities during the 2005 period was $556,000, as a result of the net income of $3,821,000, adjusted by non-cash charges including depreciation and amortization of $667,000 and $1,000,000 from the issuance of stock in connection with a separation agreement, and offset by non-cash income of $5,105,000 from the acceleration of the amortization of deferred revenue. Net income was further adjusted by increases in accounts payable of $305,000, accrued expenses of $257,000, note payable of $200,000 and a decrease in receivables from brokers and clearing firm of $266,000 and $217,000 respectively. These increases in cash were offset by an increase in prepaid expenses of $582,000 and a decrease in warrants subject to put options of $194,000.

         As of June 30, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these matters.

         Additions to capital expenditures accounted for the entire use of cash from investing activities of $32,000 during the first six months of 2005.

         Financing activities provided net cash of $285,000 for the six month period. Cash increased $335,000 from the proceeds of 553,998 exercised stock options offset by payments of capital leases of $50,000.

         In connection with a settlement agreement entered into in July 2003, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The Class A warrants were redeemed for $200,000 during the third quarter of 2004. During the first half of 2005, 163,391 each of Class B and Class C warrants were exercised at $.25 per share. In addition, our obligation for cash payments on the remaining Class B warrants expired on June 30, 2005 without any cash payment having been required. The settlement agreement provides that we may be obligated to make additional cash payments of up to $69,287 for the outstanding Class C warrants during the month of June 2006.

         In the first half of 2005 holders of $1,765,000 of convertible debentures that were sold through private offerings in 2002 and 2003, converted their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,530,000 shares of our common stock during that time period. As of June 30, 2005 there is an aggregate principal amount of $1,250,000 of debentures outstanding convertible at $.50 per common share.

         Premium financing agreements for the renewal of our errors and omissions insurance policy had a balance at June 30, 2005 of approximately $465,000, payable in four remaining installments of approximately $117,000 each. All installments include interest at the rate of 3.9% per annum.

Consolidated Contractual Obligations and Lease Commitments

         The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of June 30, 2005. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of June 30, 2005
                                                                    Expected Maturity Date
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                                                                                                  After
Category                              2005              2006             2007             2008           2009      2009       Total
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Debt Obligations                         0                 0         $480,000         $770,000              0         0 $1,250,000
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Capital Lease Obligations           $4,264            $8,555                                                          0
                                                                            0                0              0              $12,819
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Operating Lease
Obligations                       $460,484          $827,630         $631,790         $609,149       $609,419         0 $3,138,202
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                         0          $200,000                0                0              0         0   $200,000
Note Payable
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Other Long-Term
Obligations Reflected on
Balance Sheet under GAAP                 0          $69,287(1)              0                0              0         0   $69,287(1)
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Total                             $464,748        $1,105,472       $1,111,790       $1,379,149       $609,149         0   $4,670,308
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------



(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Note 8 of the consolidated financial statements.

Net Capital

         At June 30, 2005, Montauk Financial Group had net capital of $3,143,648, which was $2,875,556 in excess of its required net capital of $268,092, and the ratio of aggregate indebtedness to net capital was 1.3 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears. Subsequent to the reporting period, dividends in the amount of $210,879 were paid. (See Notes 9 and 16 to the consolidated financial statements).

         As of June 30, 2005, we have 305,369 Series A Preferred shares issued and outstanding.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky during the first quarter of 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock (See Note 10 to the consolidated financial statements).

         Subsequent to the reporting date, cumulative dividends of $31,555 on Series B Preferred stock were paid. (See Notes 10 and 16 to the consolidated financial statements).

Application of Critical Accounting Policies

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

         For a complete discussion of our significant accounting policies, which management does not feel has changed during the six month period ended June 30, 2005, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2004 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At June 30, 2005 and December 31, 2004, the balances of our securities positions owned and sold, not yet purchased were approximately $538,000 and $7,000, and $371,000 and $174,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on our financial position.

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

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal proceedings

        For a description of new and resolved legal proceedings for the reporting period, please see Note 12 and the Management's Discussion and Analysis.

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

         As of June 30, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.


Item 2. Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities.

a) For the six months ended June 30, 2005, we issued 553,998 shares in connection with the exercise of incentive stock options, 246,402 shares in connection with the exercise of Class B and Class C warrants and 3,530,000 shares from the conversion of $1,765,000 of convertible debentures. With the exception of the shares of common stock issued upon conversion of convertible debentures, the shares issued in these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof. The shares of common stock issued upon conversion of the convertible debentures were issued in reliance upon Section 3(a)(9) of the Securities Act. All of the shares of common stock issued in the aforementioned transactions are restricted and may not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements. Effective on March 1, 2005, we filed a registration statement on Form S-8 covering shares of our common stock issuable pursuant to our stock option plans, including the shares issued to the aforementioned employees.

(b) Not applicable.

(c) Not applicable.

Item 3.       Defaults Upon Senior Securities:

None.

Item 4.       Submission of Matters to a Vote of Securities Holders:

         We held our Annual Meeting of shareholders on June 23, 2005. As of the record date of May 18, 2005, there were 15,528,151 common shares outstanding and eligible to vote at the Annual Meeting and 197,824 Series B Convertible Redeemable Preferred Shares. Based on the applicable conversion rate, each Series B Preferred Share is entitled to ten votes per Series B share. Accordingly, the holders of outstanding Series B Preferred Shares were entitled to 1,978,240 votes. A total of 13,516,680 shares of common stock and 197,824 shares of Series B Preferred Stock were present or represented by proxy at the meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following two Class I Directors, both of whom were re-elected as Class I Directors by the shareholders for a three year term:

------------------------------- ---------------------------- ---------------------------- ----------------------------
       Name of Nominee              Votes Cast In Favor            Votes Withheld                 % In Favor
       ---------------              -------------------            --------------                 ----------
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Herbert Kurinsky                      10,578,994                    4,876,226                      68.45
------------------------------- ---------------------------- ---------------------------- ----------------------------
  William J. Kurinsky                   10,576,694                    4,878,526                      68.43
------------------------------- ---------------------------- ---------------------------- ----------------------------

         A proposal to amend our Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000 was submitted to a vote of shareholders. Shareholders representing 10,529,103 shares voted in favor of this proposal, 4,917,698 voted against this proposal and 8,419 shares abstained. As a result, the amendment to increase the authorized shares was adopted and the Restated Certificate of Incorporation was amended effective June 24, 2005.

Item 5.       Other Information.

Preferred Stock Dividends

         During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. The New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends continued to accumulate at 6% per annum. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears, based upon the board's expectation that in the second quarter of 2005 the Company's total assets would exceed its total liabilities, and therefore, the payment of dividends would be permitted under New Jersey law. Subsequent to the reporting period, dividends in the amount of $210,879 were paid on the Company's Series A Preferred Stock.

Proposed Merger with Olympic Cascade Financial Corporation

         On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). On May 11, 2005, we announced revised terms of the proposed merger and on June 27, 2005 executed the Amended and Restated Agreement and Plan of Merger (the "Restated Agreement"). Pursuant to the Restated Agreement, we will issue 1.75 shares of our common stock for all outstanding shares of common stock of Olympic. Outstanding Series A Preferred Stock, options and warrants of Olympic will also reflect the new exchange ratio. Under the terms of the Restated Agreement, Olympic will become our wholly-owned subsidiary and we will continue to operate First Montauk Securities Corp. and Olympic's broker dealer firm, National Securities Corporation, as separate subsidiaries for an undetermined period of time.

         Additionally, the Board of Directors of First Montauk following the closing will consist of Messrs. Mark Goldwasser, Victor Kurylak, two other designees of each of Olympic and First Montauk and one other mutually agreed upon designee, who shall serve as chairman (and who shall not be any one of the four named foregoing persons).

         A condition to the merger transaction is completion of a financing in an amount of $4,000,000 in gross proceeds. First Montauk and Olympic have previously executed letters of intent with St. Cloud Capital LLC, a Los Angeles based investment firm, to provide approximately $4.0 million of capital to Olympic Cascade and First Montauk. The parties are continuing to discuss the definitive terms of the financing. The investment by St. Cloud Capital is subject to due diligence investigation, execution of definitive agreements and customary closing conditions.

         The transaction terms also include provisions that Mr. Goldwasser and Mr. Kurylak will comprise the Office of the Chief Executive Officer of First Montauk effective at closing. Mr. Kurylak will serve as the Chief Executive Officer and Mr. Goldwasser will serve as President and Chief Operating Officer. Both will report directly to the Board of Directors of First Montauk. As a condition to closing, we and Messrs. Goldwasser and Kurylak will negotiate the definitive terms of their new respective employment agreements.

         In addition, under the terms of the Restated Agreement, Mr. Herbert Kurinsky, the current Chairman of First Montauk, Mr. William J. Kurinsky, the former Chief Executive Officer of First Montauk, Mr. Victor K. Kurylak, the Chief Executive Officer of First Montauk and Mr. Mark Goldwasser, the Chief Executive of Olympic (and One Clark LLC, an affiliate of Mr. Goldwasser) delivered voting agreements whereby they have agreed to vote their respective shares in favor of the transaction.

         Completion of the transaction is subject to several conditions including usual and customary conditions for transactions of this nature, including shareholder approval, completion of the anticipated financing in an amount of at least $4,000,000 in gross proceeds and completion of regulatory review of the proposed transaction by the NASD. The parties expect to file a joint proxy registration statement with the SEC in the third quarter and the parties expect to close the transaction by the end of the fourth calendar quarter of 2005. As a result of the foregoing conditions, there can be no assurances that the transaction will be completed or if completed, by such date. Regulatory review by the SEC and/or NASD could delay the anticipated closing date. If the transaction is not consummated by October 31, 2005, the parties have the option not to proceed.

         The foregoing description of the merger and the Restated Agreement is qualified in its entirety by reference to the Restated Agreement.

Change of Clearing Firms

         On April 21, 2005, we entered into a new clearing agreement with National Financial Services LLC to act as our primary clearing firm. This transaction resulted from NFS's acquisition of our prior clearing firm, Fiserv Securities Inc. in December 2004. In connection with the termination of the clearing agreement and related Financial Agreement and Security Agreements with Fiserv, our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements are effective as of April 21, 2005.

Change of Director

         On May 4, 2005, Norma Doxey, who served as a Class II director since 1988, resigned from our board. Victor K. Kurylak, who serves as our Chief Executive Officer and President, filled the vacancy created by her resignation.

Item 6.         Exhibits:

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
3.1               Form of Amendment to Restated Certificate of Incorporation (Filed as Exhibit A to Definitive Proxy
                  Statement of First Montauk Financial Corp., dated May 19, 2005).
----------------- ----------------------------------------------------------------------------------------------------
10.1              Termination of Clearing Agreement dated April 21, 2005 among First Montauk Financial Corp., First
                  Montauk Securities Corp. and Fiserv Securities, Inc.  (Filed as Exhibit 10.1 to Current Report on
                  Form 8-K dated April 21, 2005).
----------------- ----------------------------------------------------------------------------------------------------
10.2              Termination of Financial Agreement and Security Agreement dated April 21, 2005 among First Montauk
                  Financial Corp., First Montauk Securities Corp. and Fiserv Securities, Inc. (Filed as Exhibit 10.2
                  to Current Report on Form 8-K dated April 21, 2005).
----------------- ----------------------------------------------------------------------------------------------------
10.3              Amended and Restated Agreement and Plan of Merger dated as of June 27, 2005 by and among First
                  Montauk Financial Corp., Olympic Cascade Financial Corp. and OLY Acquisition Corp. (Filed as
                  Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2005).
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                  (Registrant)


Dated: August 3, 2005                              /s/ Mindy Horowitz
                                                  -----------------------------
                                                  Mindy Horowitz
                                                  Acting Chief Financial Officer


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


Date:  August 3, 2005



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


Date:  August 3, 2005



/s/ Mindy Horowitz
-----------------------------------
MINDY HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                              Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
----------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
August 3, 2005

                                                                 Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy Horowitz
----------------------------------
Mindy Horowitz
Acting Chief Financial Officer
August 3, 2005