Form 10-Q/A
period 2005-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2005-10-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               ------------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ---------------------

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

                                   Yes     No X

APPLICABLE ONLY TO CORPORATE ISSUERS:

     15,413,899 Common Shares, no par value, were outstanding as of May 16, 2005.
                                  Page 1 of 31

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, as filed with the Securities and Exchange Commission (SEC) on May 16, 2005, in order to revise our unaudited consolidated financial statements for the three months ended March 31, 2005, which supersede our previously issued unaudited consolidated financial statements for such period.

        The following is a summary of the items of our original Form 10-Q that are amended by this Form 10-Q/A and a brief summary of the changes.

Part I, Item 1.   Financial Statements

     This Form 10-Q/A amends the financial statements filed with the original Form 10-Q. The amendments contained in this Form 10-Q/A, for each of the financial statements filed with the original Form 10-Q, are to correctly account for the amortization of deferred compensation. The amortization of deferred compensation is a non-cash charge which relates to the issuance of restricted stock grants in February 2005 to certain senior executives.

        o The amendments to the Consolidated Statements of Financial Condition reflect changes to the previously reported amounts for: "Deferred taxes, net of valuation allowance", "Accumulated deficit" and "Less deferred compensation".

        o The amendments to the Consolidated Statements of Income (Loss) reflect changes to the previously reported amounts for:
                "Commissions, employee compensation and benefits" and "Provision (benefit) for income taxes".

        o The amendments to the Consolidated Statements of Cash Flows reflect changes to the previously reported amounts for: "Net income (loss)", "Amortization of deferred costs" and "Deferred income taxes - net".

        o The amendments to the Consolidated Statements of Changes to Stockholders' Equity (Deficit) reflect changes to the previously
                reported amounts  for:   "Amortization of deferred compensation"
                and "Net loss for the period" for the balances at March 31, 2005.

         The aggregate impact of these adjustments to our financial statements for the three months ended March 31, 2005 will be an increase in the net loss applicable to common stockholders to ($745,143) or ($0.06) per basic and diluted share from ($410,516) or ($0.03) per basic and diluted share.

         In addition, we have amended the notes to our financial statements by inserting new Note 2 to explain these changes in greater detail. Further, we have amended Note 3 (which was Note 2 in the original Form 10-Q), Note 10 (Note 9 in the original Form 10-Q), Note 12 (Note 11 in the original Form 10-Q) and
Note 14 (Note 13 in the original Form 10-Q), to reflect the changes to our financial statements. Note 10 was also amended to accurately reflect the proper vesting schedule for the restricted stock awards granted to certain of our executive officers.

Part I, Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operation

        o We are amending disclosures in our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the original Form 10-Q solely to properly reflect the above-described revisions to our financial statements.

Part II, Item 5.   Other Information

        o We are amending disclosures in this portion of the original Form 10-Q solely to accurately reflect the proper vesting schedule for the restricted stock awards granted to certain of our executive officers.

         In addition to the above summarized modifications, we also made changes to correct grammatical and typographical errors where appropriate. Except as otherwise specifically noted, all information contained in this Form 10-Q/A is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below. For the convenience of readers, this Amendment No. 1 restates in its entirety our Quarterly Report on Form 10-Q for the three months ended March 31, 2005.

                          FIRST MONTAUK FINANCIAL CORP.
                                   FORM 10-Q/A
                                 MARCH 31, 2005

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

           Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) ............................................  F4-5

            Notes to Consolidated Financial Statements ..................  6-12

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................. 13-19

         Item 3.  Risk Management .......................................    19

         Item 4.  Controls and Procedures ...............................    21

PART II.  OTHER INFORMATION:

         Item 1.  Legal  Proceedings ....................................    21

         Item 2.  Changes in Securities .................................    22

         Item 3.  Defaults Upon Senior Securities .......................    22

         Item 4.  Submission of Matters to a Vote of Security Holders ...    22

         Item 5.  Other Information ..................................... 23-25

         Item 6.  Exhibits ..............................................    26

         Signatures .....................................................    27

         Officers' Certifications ....................................... 28-31


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                      March 31             December 31,
                                                                                        2005                   2004
                                                                                   (Unaudited and
                                                                                     Restated)
         ASSETS
         Cash and cash equivalents                                                  $ 1,947,140           $ 1,034,681
         Due from clearing firm                                                       4,830,289             5,815,819
         Securities owned, at market value                                            1,255,388               370,720
         Prepaid expenses                                                             1,285,127               340,821
         Employee and broker receivables                                                475,833               548,240
         Property and equipment - net                                                   693,231               790,909
         Income taxes receivable                                                         37,900                40,525
         Deferred taxes, net of valuation allowance                                     188,501                     -
         Other assets                                                                   997,927               892,659

                                                                             -------------------    ------------------
              Total assets                                                         $ 11,711,336           $ 9,834,374
                                                                             ===================    ==================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

         LIABILITIES
         Deferred income                                                            $ 4,886,364           $ 5,105,116
         6% convertible debentures                                                    1,260,000             3,015,000
         Warrants subject to put options                                                324,855               333,261
         Securities sold, not yet purchased, at market value                             12,250               174,326
         Commissions payable                                                          2,770,193             2,499,793
         Accounts payable                                                             1,344,332               614,784
         Accrued expenses                                                             1,225,141             1,078,185
         Income taxes payable                                                            50,036                44,546
         Capital leases payable                                                          33,344                62,460
         Other liabilities                                                              252,391                 5,520
                                                                             -------------------    ------------------

              Total liabilities                                                      12,158,906            12,932,991
                                                                             -------------------    ------------------

         Commitments and contingencies (See notes)

         STOCKHOLDERS' DEFICIT
         Preferred stock, 4,375,000 shares authorized, $.10 par
            value, no shares issued and outstanding
         Series A convertible preferred stock, 625,000 shares authorized,
            $.10 par value, 305,369 shares issued and outstanding;
            liquidation preference:  $1,526,845                                          30,537                30,537
         Series B convertible preferred stock, 445,102 shares authorized,
            $.10 par value, 197,824 and 0 shares issued and outstanding
            respectively; liquidation preference:  $1,000,000                            19,782             -
         Common stock, no par value, 30,000,000 shares authorized,
            15,354,051 and 10,258,509 shares issued and outstanding,
            respectively                                                             10,055,576             7,257,292
         Additional paid-in capital                                                   1,930,810               950,592
         Accumulated deficit                                                        (11,658,842)          (10,948,157)
            Less deferred compensation                                                 (825,433)             (388,881)
                                                                             -------------------    ------------------

              Total stockholders' deficit                                              (447,570)           (3,098,617)
                                                                             -------------------    ------------------

              Total liabilities and stockholders' deficit                          $ 11,711,336           $ 9,834,374
                                                                             ===================    ==================





                                              See notes to financial statements.
                                                                F-1


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                         Three months ended March 31
                                                                          2005                     2004
                                                                     (Unaudited and            (Unaudited)
                                                                        Restated)



Revenues:

Commissions                                                                $ 9,942,163            $13,487,286
Principal transactions                                                       1,702,757              2,975,811
Investment banking                                                           2,898,712              1,271,888
Interest and other income                                                    1,022,013              1,086,421

                                                                   --------------------      ------------------
     Total revenue                                                          15,565,645             18,821,406
                                                                   --------------------      -----------------

Expenses:

Commissions, employee compensation and benefits                             12,933,970             14,887,865
Executive separation                                                         1,432,937
Clearing and floor brokerage                                                   421,037                789,193
Communications and occupancy                                                   601,047                678,681
Legal matters and related costs                                                242,267              1,281,943
Other operating expenses                                                       779,599                865,796
Interest                                                                        42,204                 79,954
                                                                   --------------------      -----------------

     Total expenses                                                         16,453,061             18,583,432
                                                                   --------------------      -----------------

Income (loss) before income taxes                                             (887,416)               237,974
Provision (benefit) for income taxes                                          (176,731)                     -
                                                                  --------------------      -----------------
   Net income (loss)                                                        $ (710,685)             $ 237,974
                                                                   ====================      =================
   Net income (loss) applicable to common stockholders                      $ (745,143)             $ 237,974
                                                                   ====================      =================

Earnings (loss) per share:
  Basic                                                                        $ (0.06)                $ 0.02
  Diluted                                                                      $ (0.06)                $ 0.02

Weighted average number of shares of stock outstanding:
  Basic                                                                     12,380,852              9,067,548
  Diluted                                                                   12,380,852             15,631,311





                                                See notes to financial statements.
                                                                F-2



                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three months ended March 31
                                                                                   2005                      2004
                                                                              (Unaudited and             (Unaudited)
                                                                                 Restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                               $ (710,685)               $   237,974

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization of property and equipment                            111,165                    128,269
 Amortization of deferred costs                                                     472,261                    113,273
 Amortization of deferred income                                                   (218,752)                  (218,752)
 Deferred income taxes - net                                                       (188,501)
 Preferred shares issued in connection with separation agreement                  1,000,000
 Loss on disposition of property and equipment                                         -                         4,689
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                             985,529                    299,141
 Securities owned                                                                  (884,668)                  (153,324)
 Prepaid expenses                                                                  (944,305)                (1,016,550)
 Employee and broker receivables                                                     72,407                    122,428
 Income tax refund receivable                                                         2,625
 Other assets                                                                      (121,464)                   221,975
 Warrants subject to put options                                                         70                     18,635
 Securities sold, not yet purchased                                                (162,076)                    20,030
 Commissions payable                                                                270,400                   (407,720)
 Accounts payable                                                                   729,548                    851,460
 Accrued expenses                                                                   146,956                    193,009
 Income taxes payable                                                                 5,490
 Other liabilities                                                                  246,870                     67,869
                                                                                 ------------               -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           812,870                    482,406
                                                                                 ------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                (13,487)                   (93,782)
                                                                                 ------------               -------------
NET CASH USED IN INVESTING ACTIVITIES                                               (13,487)                   (93,782)
                                                                                 ------------               -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases                                                         (29,116)                   (59,046)
 Proceeds from exercise of incentive stock option                                   142,192
                                                                                 ------------               -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 113,076                    (59,046)
                                                                                 ------------               -------------

Net increase in cash and cash equivalents                                           912,459                    329,578
Cash and cash equivalents at beginning of period                                  1,034,681                  3,441,743
                                                                                 ------------               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 1,947,140                $ 3,771,321
                                                                                 ============               =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                       $    82,150                $    13,278
                                                                                 ============               =============
 Income taxes                                                                   $     3,655                $    65,324
                                                                                 ============               =============



                                                       See notes to financial statements.
                                                                        F-3



                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  FOR THE PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2005



                                     Series A Convertible    Series B Convertible
                                       Preferred Stock         Preferred Stock           Common Stock
                                    ----------------------  ---------------------   -----------------------    Additional
                                      Shares     Amount      Shares     Amount        Shares     Amount       Paid-in Capital
                                    ----------------------  ---------------------   -----------------------   -------------

Balances at January 1, 2003             330,250    33,025            -         -      8,527,164  6,384,558         950,592

Increase in deferred compensation                                                                  142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                               500,000    160,000
Issuance of common stock purchase
   warrants for services                                                                            35,977
Conversion of preferred stock into
   common stock                         (19,161)   (1,916)                               38,322      1,916
Payment of dividends
Net loss for the year
                                    ----------------------  ---------------------   -----------------------   -------------
Balances at December 31, 2003           311,089    31,109            -         -      9,065,486  6,724,853         950,592

Increase in deferred compensation                                                                   82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                         (60,217)   (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                         1,000,000    350,000
Conversion of preferred stock into
   common stock                          (5,720)     (572)                               11,440        572
Exercise of incentive stock options                                                       1,800        558
Conversion of bonds into common stock                                                   240,000    120,000
Net income for the year
                                    ----------------------  ---------------------   -----------------------   -------------
Balances at December 31, 2004           305,369    30,537            -         -     10,258,509  7,257,292         950,592

Increase in deferred compensation                                                                  151,616
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares
Issuance of restricted stock in connection
   with employment agreements                                                         1,300,000    741,000
Issuance of preferred stock in connection
   with separation agreement                                   197,824    19,782                                   980,218
Conversion of preferred stock into
   common stock                                                                               -
Exercise of incentive stock options                                                     260,200    142,192
Exercise of warrants                                                                     25,342      8,476
Conversion of bonds into common stock                                                 3,510,000  1,755,000
Net loss for the period
                                    ----------------------  ---------------------   -----------------------   -------------
Balances at March 31, 2005             305,369  $ 30,537      197,824  $ 19,782     15,354,051 $ 10,055,576   $ 1,930,810
                                    ======================  =====================   =======================   =============



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


                                             Retained
                                             Earnings                                                         Stockholders'
                                            (Accumulated       Deferred             Treasury Stock               Equity
                                                                             -----------------------------
                                             Deficit)         Compensation       Shares         Amount          (Deficit)
                                         ----------------   ----------------------------------------------   ---------------

Balances at January 1, 2003                   (8,135,777)          (10,088)                                       (777,690)

Increase in deferred compensation                                 (142,402)
Amortization of deferred compensation                               37,156                                          37,156
Common stock issued in connection
   with legal settlements                                                                                          160,000
Issuance of common stock purchase
   warrants for services                                                                                            35,977
Conversion of preferred stock into
   common stock
Payment of dividends                             (24,839)                                                          (24,839)
Net loss for the year                         (3,518,043)                                                       (3,518,043)
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2003                (11,678,659)         (115,334)                                     (4,087,439)

Increase in deferred compensation                                 (432,471)                                       (350,000)
Amortization of deferred compensation                              158,924                                         158,924
Repurchase of common stock                                                          (60,217)      (21,162)         (21,162)
Cancellation of treasury shares                                                      60,217        21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                      350,000
Conversion of preferred stock into                                                                                       -
   common stock                                                                                                          -
Exercise of incentive stock options                                                                                    558
Conversion of bonds into common stock                                                                              120,000
Net income for the year                          730,502                                                           730,502
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2004                (10,948,157)         (388,881)                                     (3,098,617)

Increase in deferred compensation                                 (151,616)                                              -
Amortization of deferred compensation (restated)                   456,064                                         456,064
Repurchase of common stock                                                                                               -
Cancellation of treasury shares                                                                                          -
Issuance of restricted stock in connection                                                                               -
   with employment agreements                                     (741,000)                                              -
Issuance of preferred stock in connection                                                                                -
   with separation agreement                                                                                     1,000,000
Conversion of preferred stock into                                                                                       -
   common stock                                                                                                          -
Exercise of incentive stock options                                                                                142,192
Exercise of warrants                                                                                                 8,476
Conversion of bonds into common stock                                                                            1,755,000
Net loss for the period (restated)             (710,685)                                                          (710,685)
                                         ----------------   ---------------  -----------------------------   ---------------
Balances at March 31, 2005 (restated)     $ (11,658,842)        $ (825,433)                                     $ (447,570)
                                          ================   ===============  =============================   ===============




                                                     See notes to financial statements.
                                                                        F-5

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

NOTE 2 -          AMENDMENT

                  Subsequent to the issuance of the Company's unaudited financial statements in its Form 10-Q for the three months ended March 31, 2005, the Company concluded that it did not properly account for the issuance of its restricted stock awards to certain senior executives in February 2005. Therefore, the Company is amending its Form 10-Q to correct the amounts previously reported for amortization of deferred compensation which is included in the Consolidated Statements of Income as part of "Commissions, Employee Compensation and Benefits". The amortization of deferred compensation is a non-cash charge and does not affect the Company's cash flows from operations or its liquidity.

                  The summary of the effects of the amendment is as follows:

                                                                   As Previously Reported            As Amended
                  Consolidated Statements of Financial Condition   ----------------------            ----------
                    as of March 31, 2005:
                  ----------------------------------------------
                  Deferred taxes, net of
                    valuation allowance                              $    251,291                 $    188,501
                  Total Assets                                       $ 11,774,126                 $ 11,711,336
                  Accumulated deficit                                $(11,324,215)                $(11,658,842)
                  Less deferred compensation                         $ (1,097,270)                $   (825,433)
                  Total stockholders' deficit                        $   (384,780)                $   (447,570)
                  Total liabilities and stockholders' deficit        $ 11,774,126                 $ 11,711,336

                  Consolidated Statements of Income (Loss)
                    for the three months ended March 31, 2005
                  -------------------------------------------
                  Commissions, employee
                    compensation and benefits                        $ 12,662,133                 $ 12,933,970
                  Total expenses                                     $ 16,181,224                 $ 16,453,061
                  Income (loss) before income taxes                  $   (615,579)                $   (887,416)
                  Provision (benefit) for income taxes               $   (239,521)                $   (176,731)
                  Net income (loss)                                  $   (376,058)                $   (710,685)
                  Net income (loss) applicable to common
                    stockholders                                     $   (410,516)                $   (745,143)
                  Earnings (loss) per share:
                    Basic                                                  ($0.03)                $     ($0.06)
                    Diluted                                                ($0.03)                $     ($0.06)

                  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2005
                  -------------------------------------------
                  Net income (loss)                                  $   (376,058)                $   (710,685)
                  Amortization of deferred costs                     $    200,424                 $    472,261
                  Deferred income taxes-net                          $   (251,291)                $   (188,501)

                  Consolidated Statements of Changes in
                   Stockholders' Equity (deficit) for the
                   March 31, 2005 period
                  ---------------------------------------
                  Amortization of deferred compensation              $    184,227                 $    456,064
                  Net loss for the period                            $   (376,058)                $   (710,685)
                  Balances at March 31, 2005:
                    Retain Earnings (accumulated deficit)            $(11,324,215)                $(11,658,842)
                    Deferred Compensation                            $ (1,097,270)                $   (825,433)
                    Stockholders' Equity Deficit                     $   (384,780)                $   (447,570)

NOTE 3 -          STOCK-BASED COMPENSATION

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

                  The following table illustrates the effect on net earnings and EPS if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the three months ended March 31, 2005 and 2004:



                                                                                     Three months ended March 31,
                                                                                      2005              2004
                                                                                      ----              ----
                                                                                   (Restated)
                  Net income (loss) applicable to common
                    stockholders, as reported                                       $(745,143)        $237,974

                  Deduct:  Total stock option based employee
                    compensation expense determined under the
                    fair value based method for all awards,
                    net of tax                                                        (18,549)         (63,305)
                                                                                      --------         --------
                  Pro forma net income (loss)                                       $(763,692)        $174,669
                                                                                    ==========        ========
                  Income (loss) per share:
                    Basic - as reported                                               $(0.06)            $0.02
                    Basic - pro forma                                                 $(0.06)            $0.02
                    Diluted - as reported                                             $(0.06)            $0.02
                    Diluted - pro forma                                               $(0.06)            $0.01

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

NOTE 4 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2005 includes an insurance premium financing agreement with a current balance of approximately $810,000, payable in six remaining installments of approximately $117,000. All installments include interest at the rate of 3.9% per annum.

NOTE 5 -          6% CONVERTIBLE DEBENTURES

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

NOTE 6 -          WARRANTS SUBJECT TO PUT OPTIONS

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

NOTE 7 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. Arrearages must be fully paid before any distribution can be declared or paid on the Company's common stock. Cumulative dividends in arrears at March 31, 2005 were approximately $187,000 (See Note 15-Subsequent Events).

NOTE 8 - SERIES B PREFERRED STOCK

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


NOTE 9 - SEPARATION AGREEMENT

                  On February 8, 2005, the Company entered into a Separation Agreement ("Agreement") with its Chief Executive Officer ("CEO"), which provides for the termination of his employment agreement and his positions as CEO of both the Company and FMSC as of February 1, 2005. The Agreement provides that he remain as a director of the Company.

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

NOTE 10 -         EMPLOYMENT AGREEMENTS

                  In February 2005, the President and Chief Operating Officer ("COO") was appointed the role of CEO of the Company. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of the Company's common stock, as a bonus payment for the Company's performance for the year ended December 31, 2004, and in consideration of him being appointed to CEO. One third of such shares vest on February 1, 2005, one third on December 31, 2005 and the final one third on December 31, 2006. In addition, the CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. Three other executive officers received 100,000 shares of common stock with vesting provisions.

                  The Company amortizes shares issued to employees over the respective vesting periods. Amortization of deferred compensation related to shares issued to employees was $418,046 for the three months ended March 31, 2005, including $80,208 that vested immediately upon the termination of our former CEO.


NOTE 11 -         LEGAL MATTERS

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

NOTE 12 -         EARNINGS PER SHARE

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

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:



                                                                                   Three months ended March 31,
                                                                                      2005              2004
                                                                                      ----              ----
                                                                                   (Restated)
                  Numerator - basic:

                  Net income (loss)                                                 $(710,685)        $237,974
                  Deduct:  Preferred stock dividends                                  (34,458)         (22,903)
                                                                                     ---------         --------

                  Numerator for basic earnings per share                            $(745,143)        $215,071
                                                                                     =========         =======


                  Numerator - diluted:

                  Numerator for basic earnings per share                            $(745,143)        $215,071
                  Add:  Convertible debenture interest, net of tax                     28,265           47,548
                                                                                      -------           ------

                  Numerator for diluted earnings per share                          $(716,878)        $262,619
                                                                                     =========        =======

                  Denominator:
                  Weighted average common shares
                  outstanding                                                      12,380,852        9,067,548
                  Effect of dilutive securities:
                  Stock options and warrants                                               --          214,816
                    Restricted shares                                                      --           78,947
                    Convertible debentures                                                 --        6,270,000
                                                                                   ------------      ---------

                  Denominator for diluted earnings per share                       12,380,852       15,631,311
                                                                                   ==========       ==========

                                       11

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

NOTE 13 -         MERGER AGREEMENT

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

NOTE 14 -         INCOME TAXES

                  In prior years, the Company determined that based on the weight of available evidence, it was more likely than not that the deferred tax assets would not be realized in future periods. As such, the Company provided for a valuation allowance against all deferred tax assets. As of March 31, 2005, the Company is projecting taxable income for 2005. For the quarter ended March 31, 2005 the Company recorded a deferred tax asset for the utilization of net operating loss carryforwards and the realization of other tax benefits of $188,500. For the quarter ending March 31, 2005, the Company recorded a tax benefit of $188,500 offset primarily by state tax expense of $12,000. For the quarter ended March 31, 2004, our effective tax rate was 0% due to the availability of tax loss carry forwards to offset pre-tax income.

NOTE 15 -         SUBSEQUENT EVENTS

                  In April 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as our primary clearing firm. This transaction resulted from NFS's acquisition in December 2004 of our prior clearing firm, Fiserv Securities Inc. In connection with the termination of the clearing agreement and related Financial Agreement with Fiserv, our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. The advances were recorded as deferred income and are being amortized over the period of the agreement. The unamortized amount as of March 31, 2005 is $4,886,000 and will be recognized as income during the second quarter of 2005. Each of the termination agreements is effective as of April 21, 2005.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

         The results of operations for the three months ended March 31, 2005, (the "2005 quarter"), showed a 17% decrease in revenues over the same quarter in the prior year (the "2004 quarter"), decreasing to $15,566,000, from $18,821,000 in the 2004 quarter. For the 2005 quarter, we reported a net loss applicable to common stockholders of $745,000, or ($0.06) per basic and diluted share, as compared to net income applicable to common stockholders reported in the 2004 quarter, of $238,000, or $0.02 per basic and diluted share. The net loss in the first quarter of 2005 was due to a one-time charge to compensation and other expenses of $1,450,000 in connection with a separation agreement with one of our senior officers and deferred compensation expense of $312,000 related to stock grants issued in February 2005, as more fully described below.

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

         Mutual fund revenues increased $51,000, or 3%, to $1,688,000 for the 2005 quarter when compared to $1,637,000 for the 2004 quarter. Revenue from insurance commissions also increased during this quart er, posting revenues of $1,245,000 in the 2005 quarter, up from $1,188,000 in the 2004 quarter, an increase of 5%.

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

         Compensation and benefits expense for management, operations and clerical personnel increased in 2005, from $2,108,000 (11% of revenues) to $3,502,000 (22% of revenues), an increase of $1,394,000 over the 2004 quarter. Included in this category are salaries, stock and option compensation, health insurance premiums and payroll taxes. During the 2005 quarter, we recorded compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers. In addition, amortization of deferred compensation related to stock grants issued in February 2005, accounted for $312,000 of total compensation costs for the 2005 quarter. Excluding these expenses, compensation and benefits decreased by $351,000 or 17% compared to the same quarter in 2004 due to reductions in staff during 2004 and the discontinuation of our 401(k) matching contribution accrual. Commission expense, consistently the largest expense category, which is directly related to commission revenue, decreased 15%, or $1,915,000, from $12,780,000 for the 2004 quarter to $10,865,000 for the 2005 quarter. Commissions as a percentage of total revenues increased from 68% to 70% for the 2005 quarter reflecting a change in the type and volume of transactions during the quarter.

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

         In December 2004, we determined that based on the weight of available evidence, it was more likely than not that recorded deferred tax assets would not be realized in future periods. As such, the Company provided for a valuation allowance against all deferred tax assets. As of March 31, 2005, the Company is projecting taxable income for 2005. For the quarter ended March 31, 2005 the Company recorded a deferred tax asset for the utilization of net operating loss carryforwards and the realization of other tax benefits of $188,500. For the quarter ending March 31, 2005, the Company recorded a tax benefit of $188,500 offset primarily by state tax expense of $12,000. For the quarter ended March 31, 2004, our effective tax rate was 0% due to the availability of tax loss carry forwards to offset pre-tax income.

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

         Overall, cash and cash equivalents increased during the quarter by $912,000. Net cash provided by operating activities during the 2005 quarter was $813,000, which consists of a net loss of $711,000, adjusted by non-cash charges including depreciation and amortization of $583,000 and an increase to compensation expense for stock issued in connection with a separation agreement of $1,000,000, offset by a non-cash credit of $219,000 and $189,000 for the amortization of deferred income and deferred income taxes, respectively. Increases in accounts payable, commissions payable, accrued expenses and other liabilities of $1,399,000, and a decrease in our clearing receivable of $986,000 was offset by increases in prepaid expenses of $944,000, securities owned of $885,000, and other assets of $121,000.

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


(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Note 6 of the consolidated financial statements.

Net Capital

         At March 31, 2005, Montauk Financial Group had net capital of $2,720,702, which was $2,415,479 in excess of its required net capital of $305,223, and the ratio of aggregate indebtedness to net capital was 1.7 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. (See Note 7 to the consolidated financial statements).

         As of March 31, 2005, we have 305,369 Series A Preferred shares issued and outstanding.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky during the first quarter, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under
Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock (See Note 11 to the consolidated financial statements).

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

Off-Balance Sheet Arrangements

         We execute securities transactions on behalf of our customers. If either the customer or counter-party fails to perform, we, by agreement with our clearing broker may be required to discharge the obligations of the non-performing party. In such circumstances, we may sustain a loss if the market value of the security is different from the contract value of the transaction. We seek to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, our clearing firm requires additional collateral or reduction of positions, when necessary. We also complete credit evaluations where there is thought to be credit risk.

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


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal proceedings

         For a full description of new and resolved legal proceedings for the reporting period, please see Note 11 and the Management's Discussion and Analysis.

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

Item 2.  Changes in Securities

(a) During the quarter, we issued an aggregate of 1,300,000 common shares to our three senior executive officers and one other senior employee in conjunction with their new employment agreements. The CEO was granted 1,000,000 shares of common stock subject to vesting provisions. The other three employees were each granted 100,000 shares of common stock subject to vesting provisions. We also issued 260,200 shares in connection with the exercise of incentive stock options, 25,342 shares in connection with the exercise of Class B and Class C warrants and 3,510,000 shares from the conversion of $1,755,000 of convertible debentures. With the exception of the shares of common stock issued upon conversion of convertible debentures, the shares issued in these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The shares of common stock issued upon conversion of the convertible debentures were issued in reliance upon
Section 3(a)(9) of the Securities Act. All of the shares of common stock issued in the aforementioned transactions are restricted and may not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements. Effective on March 1, 2005, we filed a registration statement on Form S-8 covering shares of our common stock issuable pursuant to our stock option plans, including the shares issued to the aforementioned employees.

         In connection with the Separation Agreement we entered into with Mr. William J. Kurinsky, on February 8, 2005 we issued him an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Preferred Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under
Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock.

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

         In connection with Mr. Kurylak's appointment as our Chief Executive Officer, we entered into a new employment agreement with him, effective as of February 1, 2005 and issued him 1,000,000 shares of our common stock as a bonus payment for our performance for the year ended December 31, 2004 and in connection with his assuming the position of Chief Executive Officer. The shares vest one third on February 1, 2005, one third on December 31, 2005 and the final one third on December 31, 2006. In the event of a change of control of the Company, all unvested shares would vest. Mr. Kurylak's new employment agreement expires December 31, 2007 and includes the following terms:

o Mr. Kurylak's prior employment agreement was terminated;

o Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share;

o Mr. Kurylak receives a base salary of $275,000 per year, subject to annual increases of 10%, provided we have net profits of at least $500,000 per annum;

o Mr. Kurylak is entitled to receive medical and other benefits that we have in effect for our executives, as well as other benefits and automobile expenses;

o Mr. Kurylak is entitled to participate in our executive bonus pool which has been established by the Board to constitute 15% of our net pre tax profit and would receive a bonus from such pool as determined by the Compensation Committee.

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

         In February 2005 we also entered into new employment agreements with two senior executive officers, Robert I. Rabinowitz and Mindy A. Horowitz as well as Brian Cohen. Mr. Rabinowitz serves as Executive Vice President, General Counsel and Secretary; Ms. Horowitz serves as Chief Financial Officer and Mr. Cohen serves as Senior Vice President-Information Systems. The Board also approved restricted stock awards to each of these persons of 100,000 shares as a performance bonus award and as an incentive to continue their employment with us. The agreements are for one-year terms ending February 1, 2006 and are renewable for successive one year terms unless we provide 120 prior notice of our intention not to renew the agreements. Mr. Rabinowitz will receive a base salary of $190,000 per year and is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of his employment without cause, Mr. Rabinowitz would be entitled to receive a severance payment equal to the sum of (i) one year's salary and (ii) his portion of the bonus pool payments he would otherwise be entitled to and (iii) payment of the costs of health and other benefits for 12 months. The agreements with Ms. Horowitz and Mr. Cohen have similar terms except that Ms. Horowitz receives a base salary of $140,000 and Mr. Cohen receives a base salary of $130,000.

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

10.4              Employment Agreement dated as of February 1, 2005 between Robert I. Rabinowitz and First Montauk
                  Financial Corp. (Previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the
                  fiscal year ended December 31, 2004).

10.5              Employment Agreement dated as of February 1, 2005 between Mindy A. Horowitz and First Montauk
                  Financial Corp. (Previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the
                  fiscal year ended December 31, 2004).

*31.1             Certification of Victor K. Kurylak, Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

*31.2             Certification of Mindy Horowitz, Acting Chief Financial Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

*32.1             Certification of Victor K. Kurylak, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2             Certification of Mindy A. Horowitz, Acting Chief Financial Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: October 14, 2005           /s/ Mindy Horowitz
                                  ----------------------------------
                                  Mindy Horowitz
                                  Acting Chief Financial Officer



                                  /s/ Victor K. Kurylak
                                  ----------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer

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


Date:  October 14, 2005



/s/ Victor K. Kurylak
---------------------------------------
VICTOR K. KURYLAK
CHIEF EXECUTIVE OFFICER

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


Date:  October 14, 2005



/s/ Mindy Horowitz
--------------------------------------
MINDY HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                                Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q/A for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
-------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
October 14, 2005

                                                                Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q/A for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy Horowitz
----------------------------------------
Mindy Horowitz
Acting Chief Financial Officer
October 14, 2005