Form 10-Q/A
period 2005-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2005-10-14
CIK 83125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               ------------------------------------------------

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

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the six months and three months ended June 30, 2005, as filed with the Securities and Exchange Commission (SEC) on August 3, 2005, in order to revise our unaudited consolidated financial statements for the six months and three months ended June 30, 2005, which supersede our previously issued unaudited consolidated financial statements for such period.

         The following is a summary of the items of our original Form 10-Q that are amended by this Form 10-Q/A and a brief summary of the changes.

Part I, Item 1.   Financial Statements

         This Form 10-Q/A amends the financial statements filed with the original Form 10-Q. The amendments contained in this Form 10-Q/A, for each of the financial statements filed with the original Form 10-Q, are to correctly account for the amortization of deferred compensation and its affect on the provision for income taxes. The amortization of deferred compensation is a non-cash charge which relates to the issuance of restricted stock grants in February 2005 to certain senior executives.

        o The amendments to the Consolidated Statements of Financial Condition affect the previously reported amounts for:
                "Accumulated deficit" and "Less deferred compensation" resulting in an exact offset and no net change to total stockholder's equity.

        o The amendments to the Consolidated Statements of Income reflect changes to the previously reported amounts for: "Commissions, employee compensation and benefits" and "Provision for income taxes".

        o The amendments to the Consolidated Statements of Cash Flows reflect changes to the previously reported amounts for: "Net income" and "Amortization of deferred costs".

        o The amendments to the Consolidated Statements of Changes to Stockholders' Equity (Deficit) reflect changes to the previously reported amounts for: "Amortization of deferred compensation" and "Net income for the period" for the balances at June 30, 2005.

         This Form 10Q/A also corrects a transposition error to the expense category "Commissions, employee compensation and benefits" on our Consolidated Statements of Income which only affected the previously reported "Income before income taxes" for the three month period ended June 30, 2005.

         The aggregate impact of these adjustments to our financial statements for the three months ended June 30, 2005 will be an increase in the net income applicable to common stockholders from $3,988,908 or $0.28 per basic and $0.20 per diluted share to $4,016,158 or $0.28 per basic and $0.20 per diluted share. For the six months ended June 30, 2005, the aggregate impact will be a decrease in the net income applicable to common stockholders from $3,578,392 or $0.27 per basic and $0.19 per diluted share, as originally reported, to $3,271,015 or $0.24 per basic and $0.18 per diluted share.

         We have also amended the notes to our financial statements by inserting new Note 2 to explain these changes in greater detail. Further, we have amended
Note 3 (which was Note 2 in the original Form 10-Q), Note 12 (Note 11 in the original Form 10-Q) and Note 14 (Note 13 in the original Form 10-Q), to reflect the changes to our financial statements. Note 12 was also amended to accurately reflect the proper vesting schedule for the restricted stock awards granted to certain of our executive officers.

Part I, Item 2.    Management's Discussion and Analysis of Financial Condition
                   And Results of Operation

        o We are amending disclosures in our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the original Form 10-Q solely to properly reflect the above-described revisions to our financial statements.

         In addition to the above-summarized modifications, we also made changes to correct grammatical and typographical errors where appropriate. Except as otherwise specifically noted, all information contained in this Form 10-Q/A is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below. For the convenience of readers, this Amendment No. 1 restates in its entirety our Quarterly Report on Form 10-Q for the six months and three months ended June 30, 2005.

                          FIRST MONTAUK FINANCIAL CORP.

                                   FORM 10-Q/A
                                  JUNE 30, 2005

                                      INDEX
                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of June 30, 2005 and December 31, 2004 ...................   F-1

           Consolidated Statements of Income for the Six Months
            and Three Months Ended June 30, 2005 and 2004 ...............   F-2

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2005 and 2004 .....................   F-3

           Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) .............................................  F4-5

           Notes to Consolidated Financial Statements ....................  6-13

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 14-20

         Item 3.  Risk Management ........................................  21

         Item 4.  Controls and Procedures ................................  22

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ......................................  22

         Item 2.  Changes in Securities ..................................  23

         Item 3.  Defaults Upon Senior Securities ........................  23

         Item 4.  Submission of Matters to a Vote of Security Holders ....  23

         Item 5.  Other Information ......................................  24

         Item 6.  Exhibits and Reports on Form 8-K .......................  26

         Signatures ......................................................  27

         Officers' Certifications ........................................ 28-31


                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30            December 31,
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
            liquidation preference:  $1,526,845                                      30,537               30,537
         Series B convertible preferred stock, 445,102 shares authorized,
            $.10 par value, 197,824 and 0 shares issued and outstanding
            respectively; liquidation preference:  $1,000,000                        19,782             -
         Common stock, no par value, 60,000,000 and 30,000,000 shares authorized and 15,888,909 and 10,258,509 shares issued and
            outstanding, respectively                                            10,319,674            7,257,292
         Additional paid-in capital                                               1,930,810              950,592
         Accumulated deficit                                                     (7,434,708)         (10,948,157)
            Less deferred compensation                                             (670,312)            (388,881)
                                                                          ------------------    -----------------

              Total stockholders' equity (deficit)                                4,195,783           (3,098,617)
                                                                          ------------------    -----------------

              Total liabilities and stockholders' equity (deficit)             $ 10,575,381          $ 9,834,374
                                                                          ==================    =================





                                           See notes to financial statements.
                                                           F-1


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME


                                                                 Six months ended June 30,             Three months ended June 30,
                                                                  2005                2004                2005               2004
                                                             (unaudited and        (unaudited)         (unaudited and    (unaudited)
                                                                restated)                               restated)
Revenues:

Commissions                                                      $ 18,536,318        $23,722,498          8,594,155       10,235,212
Principal transactions                                              2,906,403          5,052,148          1,203,646        2,076,337
Investment banking                                                  3,826,060          2,070,446            927,348          798,558
Interest and other income                                           6,877,365          2,217,998          5,855,352        1,131,577
                                                           -------------------   ----------------    ---------------  --------------

     Total revenue                                                 32,146,146         33,063,090         16,580,501       14,241,684
                                                           -------------------   ----------------    ---------------  --------------

Expenses:

Commissions, employee compensation and benefits                    22,888,656         26,230,239          9,954,686       11,342,374
Executive separation                                                1,432,937               --                  --               --
Clearing and floor brokerage                                          838,986          1,441,533            417,949          652,340
Communications and occupancy                                        1,302,186          1,384,844            701,139          706,163
Legal matters and related costs                                       314,944          1,782,004             72,677          500,061
Other operating expenses                                            1,792,075          1,779,498          1,012,476          940,026
Interest                                                               43,393            160,211              1,189           80,257
                                                           -------------------   ----------------    ---------------  --------------
                                                                                                                                   -
     Total expenses                                                28,613,177         32,778,329         12,160,116       14,221,221
                                                           -------------------   ----------------    ---------------  --------------
                                                                                                                                   -
Income before income taxes                                          3,532,969            284,761          4,420,385           20,463
Provision for income taxes                                             19,520             21,941            196,251          (4,383)
                                                           -------------------   ----------------    ---------------   -------------
   Net income                                                     $ 3,513,449          $ 262,820          4,224,134           24,846
                                                           ===================   ================    ===============   =============

   Net income applicable to common stockholders                   $ 3,271,015          $ 217,322          4,016,158            2,251
                                                           ===================   ================    ===============   =============

Earnings per share:
  Basic                                                                $ 0.24             $ 0.02             $ 0.28            $0.00
  Diluted                                                              $ 0.18             $ 0.02             $ 0.20            $0.00

Weighted average number of shares of stock outstanding:
  Basic                                                            13,421,349          9,598,100         14,411,053        9,587,133
  Diluted                                                          20,251,184         16,048,897         21,251,791        9,738,345





                                                  See notes to financial statements.
                                                                   F-2


                                           FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Six months ended June 30
                                                                                                 2005                     2004
                                                                                            (unaudited and             (unaudited)
                                                                                               restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                       $ 3,513,449             $ 262,820

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization of property and equipment                                              218,965               260,495
 Amortization of deferred costs                                                                       755,077               220,011
 Amortization of deferred income                                                                   (5,105,116)             (437,504)
 Preferred shares issued in connection with separation agreement                                    1,000,000
 Loss on disposition of property and equipment                                                        --                      4,690
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                               217,087               302,671
 Securities owned                                                                                    (167,204)             (255,901)
 Prepaid expenses                                                                                    (581,526)             (684,506)
 Employee and broker receivables                                                                      266,011               338,553
 Income tax refund receivable                                                                          40,503
 Other assets                                                                                         (49,045)              305,401
 Warrants subject to put options                                                                     (194,069)               38,499
 Securities sold, not yet purchased                                                                  (167,178)              211,979
 Commissions payable                                                                                   29,186            (1,678,064)
 Accounts payable                                                                                     305,368               341,039
 Accrued expenses                                                                                     256,581              (347,547)
 Income taxes payable                                                                                 (19,460)               --
 Other liabilities                                                                                    237,631               (16,822)
                                                                                         ---------------------     -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   556,260            (1,134,186)
                                                                                         ---------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                                  (31,530)             (128,223)
                                                                                         ---------------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (31,530)             (128,223)
                                                                                         ---------------------     -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases                                                                           (49,641)              (91,853)
 Repurchase of common shares                                                                          --                    (21,162)
 Proceeds from exercise of incentive stock option                                                     334,935                   --
                                                                                         ---------------------     -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                   285,294              (113,015)
                                                                                         ---------------------     -----------------

Net increase (decrease) in cash and cash equivalents                                                  810,024            (1,375,424)
Cash and cash equivalents at beginning of period                                                    1,034,681             3,441,743
                                                                                         ---------------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 1,844,705           $ 2,066,319
                                                                                         =====================     =================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                            $ 88,377             $ 144,989
                                                                                         =====================     ================
 Income taxes                                                                                        $ 32,784              $ 85,724
                                                                                         =====================     =================



                                                 See notes to financial statements.
                                                                    F-3


                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2005



                                         Series A Convertible  Series B Convertible
                                           Preferred Stock       Preferred Stock           Common Stock
                                        --------------------- ---------------------  ------------------------
                                        ---------------------------------------------------------------------     Additional
                                          Shares     Amount     Shares      Amount      Shares      Amount      Paid-in Capital
                                        ---------------------------------------------------------------------  ----------------

Balances at January 1, 2003                330,250    33,025           -         -     8,527,164   6,384,558       950,592

Increase in deferred compensation                                                                    142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                500,000     160,000
Issuance of common stock purchase
   warrants for services                                                                              35,977
Conversion of preferred stock into
   common stock                            (19,161)   (1,916)                             38,322       1,916
Payment of dividends
Net loss for the year
                                        --------------------- ---------------------  ------------------------  ------------
Balances at December 31, 2003              311,089    31,109           -         -     9,065,486   6,724,853       950,592

Increase in deferred compensation                                                                     82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                          (60,217)    (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                          1,000,000     350,000
Conversion of preferred stock into
   common stock                             (5,720)     (572)                             11,440         572
Exercise of incentive stock options                                                        1,800         558
Conversion of bonds into common stock                                                    240,000     120,000
Net income for the year
                                        --------------------- ---------------------  ------------------------  ------------
Balances at December 31, 2004              305,369    30,537           -         -    10,258,509   7,257,292       950,592

Increase in deferred compensation                                                                    139,752
Amortization of deferred compensation
Issuance of restricted stock in connection
   with employment agreements                                                          1,300,000     741,000
Issuance of preferred stock in connection
   with separation agreement                                     197,824    19,782                                 980,218
Exercise of incentive stock options                                                      553,998     334,934
Exercise of warrants                                                                     246,402      81,696
Conversion of bonds into common stock                                                  3,530,000   1,765,000
Net income for the period
                                        --------------------- ---------------------  ------------------------  ------------
Balances at June 30, 2005                  305,369   $30,537     197,824   $19,782    15,888,909 $10,319,674   $ 1,930,810
                                        ===================== =====================  ========================  ============



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


                                                Retained
                                                Earnings                                                         Stockholders'
                                               (Accumulated       Deferred             Treasury Stock               Equity
                                                                                -----------------------------
                                                Deficit)         Compensation       Shares         Amount          (Deficit)
                                            ----------------   ----------------------------------------------   ---------------

Balances at January 1, 2003                      (8,135,777)          (10,088)                                        (777,690)

Increase in deferred compensation                                    (142,402)
Amortization of deferred compensation                                  37,156                                           37,156
Common stock issued in connection
   with legal settlements                                                                                              160,000
Issuance of common stock purchase
   warrants for services                                                                                                35,977
Conversion of preferred stock into
   common stock
Payment of dividends                                (24,839)                                                           (24,839)
Net loss for the year                            (3,518,043)                                                        (3,518,043)
                                            ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2003                   (11,678,659)         (115,334)         -               -            (4,087,439)

Increase in deferred compensation                                    (432,471)                                        (350,000)
Amortization of deferred compensation                                 158,924                                          158,924
Repurchase of common stock                                                             (60,217)      (21,162)          (21,162)
Cancellation of treasury shares                                                         60,217        21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                          350,000
Conversion of preferred stock into                                                                                           -
   common stock                                                                                                              -
Exercise of incentive stock options                                                                                        558
Conversion of bonds into common stock                                                                                  120,000
Net income for the year                             730,502                                                            730,502
                                            ----------------   ---------------  -----------------------------   ---------------
Balances at December 31, 2004                   (10,948,157)         (388,881)         -               -            (3,098,617)

Increase in deferred compensation                                    (139,752)                                               -
Amortization of deferred compensation (restated)                      599,321                                          599,321
Issuance of restricted stock in connection                                                                                   -
   with employment agreements                                        (741,000)                                               -
Issuance of preferred stock in connection
   with separation agreement                                                                                         1,000,000
Exercise of incentive stock options                                                                                    334,934
Exercise of warrants                                                                                                    81,696
Conversion of bonds into common stock                                                                                1,765,000
Net income for the period (restated)              3,513,449                                                          3,513,449
                                            ----------------   ---------------  -----------------------------   ---------------
Balances at June 30, 2005 (restated)          $ (7,434,708)       $ (670,312)          -               -           $ 4,195,783
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

NOTE 2 -         AMENDMENT

                 Subsequent to the issuance of the Company's unaudited financial statements in its Form 10-Q for the six months and three months ended June 30, 2005, the Company concluded that it did not properly account for the issuance of its restricted stock awards to certain senior executives in February 2005. Therefore, the Company is amending its Form 10-Q to correct the amounts previously reported for amortization of deferred compensation which is included in the Consolidated Statements of Income as part of "Commissions, Employee Compensation and Benefits". The amortization of deferred compensation is a non-cash charge and does not affect the Company's cash flows from operations or its liquidity. In addition, the amendment also corrects a transposition error in reporting "Commissions, employee compensation and benefits" on its Consolidated Statements of Income for the three months ended June 30, 2005

                 The summary of the effects of the amendment is as follows:


                                                                        As Previously Reported              As Amended
                                                                        ----------------------              ----------

                 Consolidated Statements of Financial Condition
                   as of June 30, 2005:
                 ----------------------------------------------
                 Accumulated deficit                                        $ (7,127,331)                 $  (7,434,708)
                 Less deferred compensation                                 $   (977,689)                 $    (670,312)

                 Consolidated Statements of Income
                   for the three months ended June 30, 2005:
                 -------------------------------------------
                 Commissions, employee
                   compensation and benefits                                $   9,822,146                 $   9,954,686
                 Total expenses                                             $  12,027,576                 $  12,160,116
                 Income before income taxes                                 $   4,552,925                 $   4,420,385
                 Provision for income taxes                                 $     259,041                 $     196,251
                 Net income                                                 $   4,196,884                 $   4,224,134
                 Net income applicable to
                   common stockholders                                      $   3,988,908                 $   4,016,158

                 Consolidated Statements of Income
                   for the six months ended June 30, 2005:
                 -----------------------------------------
                 Commissions, employee
                   compensation and benefits                                $  22,581,216                 $  22,888,656
                 Total expenses                                             $  28,305,800                 $  28,613,177
                 Income before income taxes                                 $   3,840,346                 $   3,532,969
                 Net income                                                 $   3,820,826                 $   3,513,449
                 Net income applicable to
                   common stockholders                                      $   3,578,392                 $   3,271,015
                 Earnings per share:
                   Basic                                                    $        0.27                 $        0.24
                   Diluted                                                  $        0.19                 $        0.18

                  Consolidated Statements of Cash Flows
                    for the six months ended June 30, 2005
                  ----------------------------------------

                  Net income                                                $   3,820,826                 $   3,513,449
                  Amortization of deferred costs                            $     447,700                 $     755,077

                  Consolidated Statements of Changes in
                   Stockholders' Equity (Deficit) for the
                   June 30, 2005 period
                 ----------------------------------------

                  Amortization of deferred compensation                     $     291,944                 $     599,321
                  Net income for the period                                 $   3,820,826                 $   3,513,449
                  Balances at June 30, 2005:
                    Retain Earnings (Accumulated Deficit)                   $  (7,127,331)                $  (7,434,708)
                    Deferred Compensation                                   $    (977,689)                $    (670,312)

NOTE 3 -         STOCK-BASED COMPENSATION

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

                 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the six and three month periods ended June 30, 2005 and 2004:

                                                            Six months ended         Three months ended
                                                                June 30,                  June 30,
                                                         2005             2004       2005          2004
                                                         ----             ----       ----          ----
                                                      (Restated)                  (Restated)
Net income applicable to common
 stockholders, as reported                           $3,271,015         $217,322   $4,016,158       $2,251

Deduct:  Total stock option based
 compensation expense determined
 under the fair value based method
 for all awards, net of tax                             (36,091)        (105,723)     (17,542)     (42,418)
                                                      ---------         --------      --------      ------

Pro forma net income (loss) - basic                  $3,234,924         $111,599   $3,998,616     $(40,167)

Add: preferred stock dividends                          242,434             --        207,976           --
Add: convertible debenture interest                      47,075           95,096       18,810           --
                                                         ------         --------       ------           --

Pro forma net income (loss) - diluted                $3,524,433         $206,695   $4,225,402     $(40,167)
                                                      =========         ========   ==========      ========

Income per share:
  Basic - as reported                                      $.24             $.02         $.28         $.00
  Basic -  pro forma                                        .24              .01          .28          .00
  Diluted - as reported                                     .18              .02          .20          .00
  Diluted - pro forma                                       .17              .01          .20          .00

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

NOTE 4 -          PREPAID EXPENSES

                  Prepaid expenses at June 30, 2005 include a payment for errors and omissions insurance coverage. The unamortized amount at June 30, 2005 is $712,000 which will be written off over the next seven months.

NOTE 5 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2005 includes an insurance premium financing agreement with a current balance of approximately $465,000, payable in four remaining installments of approximately $117,000. All installments include interest at the rate of 3.9% per annum.

NOTE 6 -          OTHER LIABILITIES

                  Other Liabilities includes a promissory note executed in connection with a separation agreement with our former CEO. The note is in the amount $200,000 payable with interest at 8% per annum.

NOTE 7 -          6% CONVERTIBLE DEBENTURES

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

NOTE 8 -          INCREASE OF AUTHORIZED COMMON SHARES

                  During the second quarter of 2005, the shareholders adopted a resolution to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

NOTE 9 -          WARRANTS SUBJECT TO PUT OPTIONS

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

NOTE 10 -         SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. The New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for, the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends continued to accumulate at 6% per annum. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears, based upon the board's expectation that in the second quarter of 2005 the Company's total assets would exceed its total liabilities, and therefore, the payment of dividends would be permitted under New Jersey law. Subsequent to the reporting period, dividends in the amount of $210,879 were paid on the Company's Series A Preferred Stock (See Note 17-Subsequent Event).

NOTE 11 -         SERIES B PREFERRED STOCK

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

                  During the quarter ending June 30, 2005, the Company declared a dividend to be paid to its Series B preferred stockholder. Subsequent to the reporting date, dividends of $31,555 on Series B Preferred stock were paid (See Note 17-Subsequent Event).

NOTE 12 -         EMPLOYMENT AGREEMENTS

                  In February 2005, the President and Chief Operating Officer was appointed the Chief Executive Officer of the Company. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of the Company's common stock as a bonus for the Company's performance for the year ended December 31, 2004, and in consideration of his appointment as CEO. One third of such shares vest on February 1, 2005, one third on December 31, 2005 and the final one third on December 31, 2006. In addition, the CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. Three other executive officers also entered into one-year employment agreements with the Company and were awarded 100,000 shares of common stock each with vesting schedules.

                  The Company amortizes shares issued to employees over the respective vesting periods. Amortization of deferred compensation related to shares issued to employees was $534,251 and $116,205 respectively, for the six and three months ended June 30, 2005, including $80,208 for shares that vested in the first quarter upon the termination of our former CEO.

NOTE 13 -         LEGAL MATTERS

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

NOTE 14 -         EARNINGS PER SHARE

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

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                                     Six months ended                        Three months ended
                                                           June 30                                June 30
                                                   2005           2004                     2005               2004
                                                (Restated)                              (Restated)
Numerator - basic:
Net income                                      $ 3,513,449     $ 262,820             $  4,224,134        $  24,846
Deduct: preferred stock dividends                  (242,434)      (45,498)                (207,976)         (22,595)
                                                  ----------      -------                ---------          --------
Numerator for basic
  earnings per share                            $ 3,271,015     $ 217,322             $  4,016,158        $   2,251
                                                  =========       =======                =========            =====

Numerator - diluted:

Numerator for basic
  earnings per share                            $ 3,271,015     $ 217,322              $ 4,016,158        $   2,251
Add: preferred stock dividends                      242,434                                207,976
Add: convertible debenture
  interest, net of tax                               47,075        95,096                   18,810              --
                                                 -----------      -------                ---------

Numerator for diluted                           $ 3,560,524     $ 312,418              $ 4,242,944        $   2,251
                                                 ===========      =======                =========            =====
  earnings per share

Denominator:
Weighted average common
     shares outstanding                          13,421,349     9,598,100               14,411,053        9,587,133
Effect of dilutive securities:
     Stock options and warrants                   1,216,404       180,797                1,183,763          151,212
     Convertible preferred stock                  2,588,978         --                   2,588,978             --
     Nonvested employee stock                       524,453         --                     567,997             --
     Convertible debentures                       2,500,000     6,270,000                2,500,000             --
                                                  ---------     ----------               ----------        ---------
Denominator for diluted earnings
 per share                                       20,251,184    16,048,897               21,251,791        9,738,345
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


NOTE 15 -         MERGER AGREEMENT

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

NOTE 16 -         CLEARING AGREEMENT


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

NOTE 17 -         SUBSEQUENT EVENT

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

         We reported an increase in overall revenues for the three months ended June 30, 2005 (the "2005 quarter"). Revenues increased $2,339,000, or 16%, to $16,581,000. Included in total revenue for the second quarter of 2005 is the recognition of deferred revenue of $4,886,000 in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. Net income applicable to common stockholders increased $4,014,000, from $2,000 for the three months ended June 30, 2004 (the "2004 quarter") to $4,016,000 for the 2005 quarter. Actual net income for the 2005 quarter was $4,224,000, but was reduced by the preferred stock dividends in arrears of $208,000 to arrive at net income applicable to common stockholders. Our earnings per share also increased for the 2005 quarter from $0.00 per basic and diluted share for the 2004 quarter to $0.28 per basic and $0.20 per diluted share.

         The results of operations for the six months ended June 30, 2005, (the "2005 period"), showed a 3% decrease in revenues over the same period in the prior year (the "2004 period"), decreasing to $32,146,000, from $33,063,000 in the 2004 period. For the 2005 period, we reported net income applicable to common stockholders of $3,271,000 or $.24 per basic and $0.18 per diluted share, as compared to net income applicable to common stockholders reported in the 2004 period, of $217,000, or $0.02 per basic and diluted share. Actual net income for the 2005 period was $3,513,000, but was reduced by the preferred stock dividends in arrears of $242,000 to arrive at net income applicable to common stockholders.

         There were one-time, non-operational items of revenue and expense that affected the income for both the 2005 quarter and period. In the first quarter of 2005, we had a one-time charge to compensation and other expenses of $1,450,000 in connection with a separation agreement with one of our senior officers, as well as deferred compensation expense of $312,000 related to stock grants issued in February 2005. During the second quarter of 2005, we recognized the remaining deferred revenue of $4,886,000 in connection with the termination of our Financial Agreement with our prior clearing firm.

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

Expenses

         Total expenses decreased by $2,061,000, or 14%, to $12,160,000 in the 2005 quarter. For the 2005 period, total expenses decreased by 13%, to $28,613,000, from $32,778,000 in the 2004 period. Compensation and benefits expense for management, operations and clerical personnel increased for the second quarter 2005, to $1,915,000 (12% of total revenues) from $1,775,000 (12% of revenues), an increase of $140,000 over the 2004 quarter. Included in this category are salaries, stock and option compensation, health insurance premiums, payroll taxes and bonus accruals. The increase in the 2005 quarter, compared to the 2004 quarter, was primarily attributable to a second quarter officer bonus accrual reduced by a decrease in officer's salaries, compared to the expense in 2004 that included a reversal of a 401(k) matching contribution. For the 2005 period, this same category of expense was $5,299,000, compared to $3,701,000 for the 2004 period, an increase of $1,598,000. During the 2005 period, we recorded compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers. In addition, amortization of deferred compensation related to stock grants issued in February 2005 accounted for $410,000 of total compensation costs for the 2005 period. Excluding these compensation costs, compensation and benefits decreased by $245,000, or 7%, compared to the same period in 2005 due to reductions in staff during 2004 and the discontinuation of our 401(k) matching contribution accrual. Amortization of deferred stock compensation and severance payments accounted for the largest portion of the increase between the two periods. Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 16%, or $1,528,000, from $9,567,000 for the 2004 quarter, to $8,040,000 for the 2005 quarter. Commission expense for the 2005 period decreased to $19,022,000, from $22,529,000 in the 2004 period, a decrease of $3,507,000, or 16%.

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

         Overall, cash and cash equivalents increased during the period by $810,000. Net cash provided by operating activities during the 2005 period was $556,000, as a result of the net income of $3,513,000, adjusted by non-cash charges including depreciation and amortization of $974,000 and $1,000,000 from the issuance of stock in connection with a separation agreement, and offset by non-cash income of $5,105,000 from the acceleration of the amortization of deferred revenue. Net income was further adjusted by increases in accounts payable of $305,000, accrued expenses of $257,000, note payable of $200,000 and a decrease in receivables from brokers and clearing firm of $266,000 and $217,000 respectively. These increases in cash were offset by an increase in prepaid expenses of $582,000 and a decrease in warrants subject to put options of $194,000.

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
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------


(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Note 9 of the consolidated financial statements.

Net Capital

         At June 30, 2005, Montauk Financial Group had net capital of $3,143,648, which was $2,875,556 in excess of its required net capital of $268,092, and the ratio of aggregate indebtedness to net capital was 1.3 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears. Subsequent to the reporting period, dividends in the amount of $210,879 were paid. (See Notes 10 and 17 to the consolidated financial statements).

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

         Subsequent to the reporting date, cumulative dividends of $31,555 on Series B Preferred stock were paid. (See Notes 11 and 17 to the consolidated financial statements).

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


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal proceedings

        For a description of new and resolved legal proceedings for the reporting period, please see Note 13 and the Management's Discussion and Analysis.

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

Item 3.       Defaults Upon Senior Securities:

None.

Item 4.       Submission of Matters to a Vote of Securities Holders:

         We held our Annual Meeting of shareholders on June 23, 2005. As of the record date of May 18, 2005, there were 15,528,151 common shares outstanding and eligible to vote at the Annual Meeting and 197,824 Series B Convertible Redeemable Preferred Shares. Based on the applicable conversion rate, each Series B Preferred Share is entitled to ten votes per Series B share. Accordingly, the holders of outstanding Series B Preferred Shares were entitled to 1,978,240 votes. A total of 13,516,680 shares of common stock and 197,824 shares of Series B Preferred Stock were present or represented by proxy at the meeting. At the Annual Meeting, shareholders were requested to vote on the election of the following two Class I Directors, both of whom were re-elected as Class I Directors by the shareholders for a three year term:

------------------------------- ---------------------------- ---------------------------- ----------------------------
       Name of Nominee              Votes Cast In Favor            Votes Withheld                 % In Favor
       ---------------              -------------------            --------------                 ----------
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
  Herbert Kurinsky                      10,578,994                    4,876,226                      68.45
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
  William J. Kurinsky                   10,576,694                    4,878,526                      68.43
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

         Additionally, the Board of Directors of First Montauk following the closing will consist of Messrs. Mark Goldwasser, Victor K. Kurylak, two other designees of each of Olympic and First Montauk and one other mutually agreed upon designee, who shall serve as chairman (and who shall not be any one of the four named foregoing persons).

         A condition to the merger transaction is completion of a financing in an amount of $4.0 million in gross proceeds. First Montauk and Olympic have previously executed letters of intent with St. Cloud Capital LLC, a Los Angeles based investment firm, to provide approximately $4.0 million of capital to Olympic Cascade and First Montauk. The parties are continuing to discuss the definitive terms of the financing. The investment by St. Cloud Capital is subject to due diligence investigation, execution of definitive agreements and customary closing conditions.

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

         Completion of the transaction is subject to several conditions including usual and customary conditions for transactions of this nature, including shareholder approval, completion of the anticipated financing in an amount of at least $4.0 million in gross proceeds and completion of regulatory review of the proposed transaction by the NASD. The parties expect to file a joint proxy registration statement with the SEC in the third quarter and the parties expect to close the transaction by the end of the fourth calendar quarter of 2005. As a result of the foregoing conditions, there can be no assurances that the transaction will be completed or if completed, by such date. Regulatory review by the SEC and/or NASD could delay the anticipated closing date. If the transaction is not consummated by October 31, 2005, the parties have the option not to proceed.

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

----------------- ----------------------------------------------------------------------------------------------------
3.1               Form of Amendment to Restated Certificate of Incorporation (Filed as Exhibit A to Definitive Proxy
                  Statement of First Montauk Financial Corp., dated May 19, 2005).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.1              Termination of Clearing Agreement dated April 21, 2005 among First Montauk Financial Corp., First
                  Montauk Securities Corp. and Fiserv Securities, Inc.  (Filed as Exhibit 10.1 to Current Report on
                  Form 8-K dated April 21, 2005).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.2              Termination of Financial Agreement and Security Agreement dated April 21, 2005 among First Montauk
                  Financial Corp., First Montauk Securities Corp. and Fiserv Securities, Inc. (Filed as Exhibit 10.2
                  to Current Report on Form 8-K dated April 21, 2005).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.3              Amended and Restated Agreement and Plan of Merger dated as of June 27, 2005 by and among First
                  Montauk Financial Corp., Olympic Cascade Financial Corp. and OLY Acquisition Corp. (Filed as
                  Exhibit 10.1 to Current Report on Form 8-K dated June 27, 2005).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MONTAUK FINANCIAL CORP.
                                        (Registrant)


Dated: October 14, 2005                 /s/ Mindy A. Horowitz
                                        -------------------------------------
                                        Mindy A. Horowitz
                                        Acting Chief Financial Officer


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


Date:  October 14, 2005



/s/ Victor K. Kurylak
---------------------------------
VICTOR K. KURYLAK
CHIEF EXECUTIVE OFFICER

                                                                    Exhibit 31.2


                                  CERTIFICATION

         I, Mindy A. Horowitz, Acting Chief Financial Officer, certify that:

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


Date:  October 14, 2005



/s/ Mindy A. Horowitz
-------------------------------------
MINDY A. HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                                    Exhibit 32.1



      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/ Victor K. Kurylak
--------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
October 14, 2005

                                                                    Exhibit 32.2



      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy A. Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy A. Horowitz
------------------------------------
Mindy A. Horowitz
Acting Chief Financial Officer
October 14, 2005