Form 10-Q
period 2005-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2005-11-15
CIK 83125

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM       TO

                         Commission File Number: 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          New Jersey                                22-1737915
    ----------------------           ----------------------------------
   (State of Incorporation)         (I.R.S. Employer Identification No.)

  Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (732) 842-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
         Yes |X|   No  |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,931,607 shares of Common Stock were outstanding at November 14, 2005.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                               SEPTEMBER 30, 2005

                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of September 30, 2005 and December 31, 2004 ..............    F-1

           Consolidated Statements of Income (Loss) for the Nine Months
            and Three Months Ended September 30, 2005 and 2004...........    F-2

           Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2005 and 2004 ...........................    F-3

          Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) ............................................F-4-F-5

         Notes to Consolidated Financial Statements .....................   6-13

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................  14-22

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk ..........................................    23

         Item 4.  Controls and Procedures ................................    24

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ......................................    25

         Item 2.  Unregistered Sales of Equity Securities and
                      Use of Proceeds ....................................    25

         Item 3.  Defaults Upon Senior Securities ........................    25

         Item 4.  Submission of Matters to a Vote of
                      Securities Holders .................................    26

         Item 5.  Other Information ......................................    26

         Item 6.  Exhibits ...............................................    26

         Signatures ......................................................    27

         Officers' Certifications ........................................ 28-31


                                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                September 30             December 31,
                                                                                   2005                      2004
                                                                                   ----                      ----
                                                                                (unaudited)

ASSETS
Cash and cash equivalents                                                           $ 317,225             $ 1,034,681
Due from clearing firm                                                              6,085,101               5,815,819
Securities owned, at market value                                                     491,893                 370,720
Prepaid expenses                                                                      628,093                 340,821
Employee and broker receivables                                                       384,139                 548,240
Property and equipment - net                                                          525,591                 790,909
Income taxes receivable                                                                     -                  40,525
Other assets                                                                          742,595                 892,659
                                                                          --------------------     -------------------
       Total assets                                                               $ 9,174,637             $ 9,834,374
                                                                          ====================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Deferred income                                                                   $         -             $ 5,105,116
6% convertible debentures                                                           1,250,000               3,015,000
Warrants subject to put options                                                       113,393                 333,261
Securities sold, not yet purchased, at market value                                    24,132                 174,326
Commissions payable                                                                 2,183,223               2,499,793
Accounts payable                                                                      521,494                 614,784
Accrued expenses                                                                    1,342,459               1,078,185
Income taxes payable                                                                   29,523                  44,546
Capital leases payable                                                                 10,721                  62,460
Other liabilities                                                                     238,381                   5,520
                                                                          --------------------     -------------------
       Total liabilities                                                            5,713,326              12,932,991
                                                                          --------------------     -------------------

Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 3,929,898 shares authorized, $.10 par
   value, no shares issued and outstanding
Series A convertible preferred stock, 625,000 shares authorized,
   $.10 par value, 305,369 shares issued and outstanding;
   liquidation preference:  $1,526,845                                                 30,537                  30,537
Series B convertible preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 and 0 shares issued and outstanding,
   respectively; liquidation preference:  $1,000,000                                   19,782                       -
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized and 15,906,607 and 10,258,509 shares issued and
   outstanding, respectively                                                       10,300,266               7,257,292
Additional paid-in capital                                                          1,930,810                 950,592
Accumulated deficit                                                                (8,331,817)            (10,948,157)
   Less deferred compensation                                                        (488,267)               (388,881)
                                                                          --------------------     -------------------
       Total stockholders' equity (deficit)                                         3,461,311              (3,098,617)
                                                                          --------------------     -------------------
       Total liabilities and stockholders' equity                                 $ 9,174,637             $ 9,834,374
                                                                          ====================     ===================


                                         See notes to consolidated financial statements.
                                                               F-1

04

                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                          Nine months ended September 30          Three months ended September 30
                                                              2005                2004                 2005                2004
                                                          (unaudited)         (unaudited)          (unaudited)         (unaudited)
                                                          -----------         -----------          -----------         -----------
Revenues:

Commissions                                              $28,130,672         $31,757,699          $ 9,594,354         $ 8,035,201
Principal transactions                                     4,374,706           7,150,559            1,468,303           2,098,411
Investment banking                                         4,221,343           2,524,041              395,283             453,595
Interest and other income                                  7,943,791           3,378,100            1,066,426           1,160,102
                                                          ----------          ----------           ----------          ----------
     Total revenue                                        44,670,512          44,810,399           12,524,366          11,747,309
                                                          ----------          ----------           ----------          ----------
Expenses:

Commissions, employee compensation
 and benefits                                             33,203,291          35,797,902           10,314,635           9,567,663
Executive separation                                       1,432,937                                    --                  --
Clearing and floor brokerage                               1,452,104           1,894,478              613,118             452,945
Communications and occupancy                               1,901,651           2,024,567              599,465             639,723
Legal matters and related costs                            1,043,929           1,995,462              728,985             213,458
Other operating expenses                                   2,685,248           2,543,171              893,173             763,673
Interest                                                      72,145             233,660               28,752              73,449
                                                         -----------         -----------          -----------          -----------
    Total expenses                                        41,791,305          44,489,240           13,178,128          11,710,911
                                                         -----------         -----------          -----------          -----------
Income (loss) before income taxes                          2,879,207             321,159             (653,762)             36,398
Provision (benefit) for income taxes                          22,615              18,438                3,095              (3,503)
                                                         -----------         -----------          -----------          -----------
   Net income (loss)                                     $ 2,856,592           $ 302,721           $ (656,857)           $ 39,901
                                                         ===========         ===========          ===========          ===========
   Net income (loss) applicable to
    common stockholders                                  $ 2,571,252           $ 234,628           $ (699,763)           $ 17,306
                                                         ===========         ===========          ===========          ===========
Earnings (loss) per share:
  Basic                                                       $ 0.19              $ 0.03              $ (0.05)                $ -
  Diluted                                                     $ 0.14              $ 0.02              $ (0.04)                $ -

Weighted average number of shares
  of stock outstanding:
  Basic                                                   13,859,366           9,291,318           14,622,209           9,516,709
  Diluted                                                 20,116,007          15,713,257           14,622,209           9,618,770




                                                  See notes to consolidated financial statements.
                                                                          F-2


                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Nine months ended September 30
                                                                             2005                 2004
                                                                          (unaudited)          (unaudited)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

ASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                  $ 2,856,592           $ 302,721

Adjustments to reconcile net income to net cash
(used in) operating activities:
 Depreciation and amortization of property and equipment                         303,144             389,531
Amortization of deferred costs                                                   902,700             324,145
Amortization of deferred income                                               (5,105,116)           (656,256)
 Preferred shares issued in connection with separation agreement               1,000,000                   -
 Loss on disposition of property and equipment                                         -               4,692
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                         (269,283)            768,438
 Securities owned                                                               (121,172)           (457,111)
 Prepaid expenses                                                               (287,272)           (284,080)
 Employee and broker receivables                                                 164,101             383,761
 Income tax refund receivable                                                     40,525                   -
 Other assets                                                                    (12,045)            204,662
 Warrants subject to put options                                                (122,073)           (148,085)
 Securities sold, not yet purchased                                             (150,194)            175,605
 Commissions payable                                                            (316,570)         (1,686,007)
 Accounts payable                                                                (93,290)           (365,871)
 Accrued expenses                                                                264,273            (828,189)
 Income taxes payable                                                            (15,023)            (69,522)
 Other liabilities                                                               232,860              (1,676)
                                                                              -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (727,843)         (1,943,242)
                                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                             (37,826)           (227,891)
                                                                              -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (37,826)           (227,891)
                                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital leases                                                      (51,739)           (119,954)
 Proceeds from capital lease financing                                                 -              69,585
 Repurchase of common shares                                                           -             (21,162)
 Proceeds from exercise of incentive stock options                               340,201                   -
 Payments of preferred stock dividends                                          (240,249)                  -
                                                                               ---------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               48,213             (71,531)
                                                                               ---------           ----------
Net decrease in cash and cash equivalents                                       (717,456)         (2,242,664)
Cash and cash equivalents at beginning of period                               1,034,681           3,441,743
                                                                               ---------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 317,225         $ 1,199,079
                                                                               =========          ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                       $ 92,949           $ 170,137
                                                                               =========          ===========
 Income taxes                                                                   $ 63,020            $ 85,724
                                                                               =========          ===========


                                        See notes to consolidated financial statements.
                                                                F-3



                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2005

                                         Series A Convertible   Series B Convertible
                                           Preferred Stock        Preferred Stock           Common Stock
                                       --------------------------------------------  -------------------------   Additional
                                           Shares     Amount     Shares     Amount       Shares      Amount      Paid-in Capital
                                        --------------------------------------------  ------------------------- ----------------

Balances at January 1, 2003                 330,250   $33,025           -   $     -     8,527,164  $ 6,384,558   $   950,592

Increase in deferred compensation                                                                      142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                 500,000      160,000
Issuance of common stock purchase
   warrants for services                                                                                35,977
Conversion of preferred stock into
   common stock                             (19,161)   (1,916)                             38,322        1,916
Payment of dividends
Net loss for the year
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2003               311,089    31,109           -         -     9,065,486    6,724,853       950,592

Increase in deferred compensation                                                                       82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                           (60,217)     (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                           1,000,000      350,000
Conversion of preferred stock into
   common stock                              (5,720)     (572)                             11,440          572
Exercise of incentive stock options                                                         1,800          558
Conversion of bonds into common stock                                                     240,000      120,000
Net income for the year
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2004               305,369    30,537           -         -    10,258,509    7,257,292       950,592

Increase in deferred compensation                                                                       98,979
Amortization of deferred compensation
Issuance of restricted stock in connection
   with employment agreements                                                           1,300,000      741,000
Issuance of preferred stock in connection
   with separation agreement                                      197,824    19,782                                  980,218
Exercise of incentive stock options                                                       555,198      340,201
Exercise of warrants                                                                      262,900       97,794
Conversion of bonds into common stock                                                   3,530,000    1,765,000
Payment of preferred stock dividends
Net income for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at September 30, 2005
 (unaudited)                                305,369   $30,537     197,824   $19,782    15,906,607  $10,300,266   $ 1,930,810
                                        ====================== =====================  ========================= =============





                                              See notes to consolidated financial statements.
                                                                     F-4


                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM JANUARY 1, 2003 TO SEPTEMBER 30, 2005

                                               Retained
                                               Earnings                                                        Stockholders'
                                              (Accumulated       Deferred             Treasury Stock              Equity
                                                                               -----------------------------
                                               Deficit)         Compensation       Shares        Amount          (Deficit)
                                           ----------------   ----------------------------------------------  ---------------

Balances at January 1, 2003                   $ (8,135,777)       $  (10,088)                                    $  (777,690)

Increase in deferred compensation                                   (142,402)
Amortization of deferred compensation                                 37,156                                          37,156
Common stock issued in connection
   with legal settlements                                                                                            160,000
Issuance of common stock purchase
   warrants for services                                                                                              35,977
Conversion of preferred stock into
   common stock
Payment of dividends                               (24,839)                                                          (24,839)
Net loss for the year                           (3,518,043)                                                       (3,518,043)
                                           ----------------   ---------------  -----------------------------  ---------------
Balances at December 31, 2003                  (11,678,659)         (115,334)                                     (4,087,439)

Increase in deferred compensation                                   (432,471)                                       (350,000)
Amortization of deferred compensation                                158,924                                         158,924
Repurchase of common stock                                                           (60,217)       (21,162)         (21,162)
Cancellation of treasury shares                                                       60,217         21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                        350,000
Conversion of preferred stock into                                                                                         -
   common stock                                                                                                            -
Exercise of incentive stock options                                                                                      558
Conversion of bonds into common stock                                                                                120,000
Net income for the year                            730,502                                                           730,502
                                           ----------------   ---------------  -----------------------------  ---------------
Balances at December 31, 2004                  (10,948,157)         (388,881)                                     (3,098,617)

Increase in deferred compensation                                    (98,979)                                              -
Amortization of deferred compensation                                740,593                                         740,593
Issuance of restricted stock in connection                                                                                 -
   with employment agreements                                       (741,000)                                              -
Issuance of preferred stock in connection
   with separation agreement                                                                                       1,000,000
Exercise of incentive stock options                                                                                  340,201
Exercise of warrants                                                                                                  97,794
Conversion of bonds into common stock                                                                              1,765,000
Payment of preferred stock dividends              (240,252)                                                         (240,252)
Net income for the period                        2,856,592                                                         2,856,592
                                           ----------------   ---------------  -----------------------------  ---------------
Balances at September 30, 2005 (unaudited)    $ (8,331,817)       $ (488,267)                                    $ 3,461,311
                                           ================   ===============  =============================  ===============






                                      See notes to consolidated financial statements.
                                                             F-5


                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -          MANAGEMENT REPRESENTATION

                  The accompanying financial statements of First Montauk Financial Corp. and subsidiaries (the "Company") are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary to present fairly the financial position at September 30, 2005 and the results of operations and cash flows for all periods presented. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. These financial statements should be read in conjunction with the Company's Annual Report at, and for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on Form 10-K.

                  The results reflected for the nine-month and three-month periods ended September 30, 2005 are not necessarily indicative of the results for the entire year to end on December 31, 2005.

NOTE 2 -          STOCK-BASED COMPENSATION

                  The Company periodically grants stock options to employees in accordance with the provisions of its stock option plans, with the exercise price of the stock options being set at no less than the closing market price of the common stock on the date of grant. The Company accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. FAS No. 123, "Accounting for Stock-Based Compensation", establishes a fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under FAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if FAS No. 123 had been adopted as well as certain other information. FAS 123R, requiring the Company to expense employee options, has been deferred and will be implemented during 2006.

                  Stock options granted to non-employees are recorded at their fair value as of date of grant, as determined in accordance with FAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related vesting period.

NOTE 2-           STOCK-BASED COMPENSATION (CONT'D)

                  The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding stock option awards for the nine and three month periods ended September 30, 2005 and 2004:

                                                     Nine months ended             Three months ended
                                                        September 30,                September 30,
                                                   2005              2004        2005              2004
                                                   ----              ----        ----              ----

Net income applicable to common
 stockholders, as reported                    $2,571,252        $234,628       $(699,763)       $17,306

Deduct:  Total stock option based
 compensation expense determined
 under the fair value based method
 for all awards, net of tax                     (308,900)       (120,189)       (272,809)       (15,150)
                                               ---------        ---------       ---------        ------

Pro forma net income (loss) - basic           $2,262,352        $114,439       $(972,572)       $(2,156)

Add: preferred stock dividends                   285,340              --          42,906             --
Add: convertible debenture interest               56,250          95,617          18,750             --
                                               ---------         -------        --------         ------

Pro forma net income (loss)-diluted           $2,603,942        $210,056       $(910,916)       $(2,156)
                                               =========         =======       ==========        =======

Income (loss) per share:
  Basic - as reported                               $.19            $.03           $(.05)          $.00
  Basic -  pro forma                                $.16            $.01           $(.07)          $.00
  Diluted - as reported                             $.14            $.02           $(.04)          $.00
  Diluted - pro forma                               $.13            $.01           $(.06)          $.00


                  The fair value of the options issued is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants for the nine months ended September 30, 2005: Dividend yield of 0%; expected volatility of 55%, risk free interest rate of 4.18%, and an expected life of 4 years. The weighted average fair value of options granted during the nine and three months ended September 30, 2005 was $.41 and $.46, respectively.

NOTE 3 -          PREPAID EXPENSES

                  Prepaid expenses at September 30, 2005 include a payment for errors and omissions insurance coverage. The remaining unamortized amount at September 30, 2005 is $407,000 and will be written off over the remaining policy period of four months.

NOTE 4 -          OTHER LIABILITIES

                  Other liabilities include a promissory note executed in connection with a separation agreement with our former CEO. The note is in the amount of $200,000, payable with interest at 8% per annum.

NOTE 5 -          6% CONVERTIBLE DEBENTURES

                  During the nine months ended September 30, 2005, holders of $1,765,000 of our 6% subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued 3,530,000 shares of common stock and retired $1,765,000 of the debentures.

                  Remaining debentures outstanding as of September 30, 2005 of $1,250,000 due to mature in 2007 and 2008 are as follows: 2007
                  - $480,000; 2008 - $770,000.

NOTE 6 -          INCREASE OF AUTHORIZED COMMON SHARES

                  During the quarter ended June 30, 2005, the shareholders adopted a resolution to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

NOTE 7 -          WARRANTS SUBJECT TO PUT OPTIONS

                  In July 2003, the Company issued 750,000 five-year warrants to various individuals as part of a legal settlement. The warrants were issued in three classes of 250,000 warrants each. The Class A warrants, which had an exercise price of $.40 per share, were redeemed for $200,000 during the third quarter of 2004. During the nine months ended September 30 2005, 174,388 each of Class B and Class C warrants were exercised at $.25 per share. In addition, our obligation for cash payments on the remaining Class B warrants expired on June 30, 2005 without any cash payment having been required. The settlement agreement provides that the Company may be obligated to make additional cash payments if a majority of then existing Class C warrant holders elect to exercise the outstanding Class C warrants during June 2006 (the "Required Exercise Event"). The warrant holders, upon exercise of their warrants, will be required to sell the shares in the open market. If the warrants are exercised and the shares sold, the Company will pay up to an aggregate of $60,490 less the amount received by the warrant holders from the sale of their shares, net of commissions.

                  In the alternative, the Company may elect or be required to redeem the unexercised warrants for up to $.80 per warrant, or a maximum of $60,490, depending upon the then prevailing market price of the Company's common stock on or about the date of the Required Exercise Event. The Company may also call the warrants for redemption under certain circumstances.

NOTE 7-           WARRANTS SUBJECT TO PUT OPTIONS (CONT'D)

                  In accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition. The fair value of the obligations embodied in the Class C warrants remaining were initially valued at $37,337 using the discounted cash flow method, assuming, based on available evidence, that the Company will be required to pay the full redemption liability. The Company measures the value of the warrant obligations as of the end of each reporting period using the discounted cash flow method. Changes in value are recognized in earnings as interest expense. The recorded value at September 30, 2005 was $113,393. This includes the value of the Class B warrants of $60,490 at June 30, 2005. Although our obligation for a cash payment on the Class B warrants expired in June, the warrants are exercisable until July 2008 and therefore the recorded value will remain until the warrants are exercised or they expire.

NOTE 8 -          SERIES A PREFERRED STOCK

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. The New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for, the benefit of its shareholders, if the corporation's total assets are less than its total liabilities. Unpaid preferred dividends continued to accumulate at 6% per annum. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears, based upon the board's expectation that in the second quarter of 2005 the Company's total assets would exceed its total liabilities, and therefore, the payment of dividends would be permitted under New Jersey law. Accordingly, in July 2005, dividends in arrears in the amount of $210,879 were paid on the Company's Series A Preferred Stock. Subsequent to the reporting date, an additional payment of $22,903 was distributed for dividends declared through September 30, 2005.

NOTE 9 -          SERIES B PREFERRED STOCK

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

NOTE 9 -          SERIES B PREFERRED STOCK (CONT'D)

                  Conversion: Convertible at the option of the holder anytime into ten shares of common stock at $0.5055 per share; automatic conversion once the closing price for the common stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares or $1.51 for more than 60 trading days.
                  Redemption: Optional redemption. The holder may
                      require the Company to redeem all or a portion of its Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a Redemption Event. A Redemption Event is defined as occurring if either the Company or its successor ceases to be a reporting company under the Securities Exchange Act of 1934 (the "Act"), or its common stock ceases to be publicly traded for any reason.

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

                  During the quarter ending September 30, 2005, the Company declared a dividend to be paid to its Series B preferred stockholder. Subsequent to the reporting date, dividends of $20,000 on Series B Preferred stock were paid.

NOTE 10 -         EMPLOYMENT AGREEMENTS

                  In February 2005, the President and Chief Operating Officer was appointed the Chief Executive Officer of the Company. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of the Company's common stock as a bonus for the Company's performance for the year ended December 31, 2004, and in consideration of his appointment as CEO. One third of such shares vested on February 1, 2005, one third will vest on December 31, 2005 and the final one third on December 31, 2006. In addition, the CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. Three other executive officers also entered into employment agreements with the Company and were awarded 100,000 shares of common stock each with vesting schedules.

NOTE 10 -         EMPLOYMENT AGREEMENTS (CONT'D)

                  The Company amortizes shares issued to employees over the respective vesting periods. Amortization of deferred compensation related to shares issued to employees was $650,456 and $116,205 respectively, for the nine and three months ended September 30, 2005, including $80,208 for shares that vested in the first quarter of 2005 upon the termination of our former CEO.

NOTE 11 -         LEGAL MATTERS

                  The Company is a respondent or co-respondent in various other legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. Since the Bureau has not commenced any formal proceedings or made any formal demands in this matter, our management is unable at this time to determine whether the outcome of this inquiry will have a material adverse affect on the Company's financial condition.

                  As of September 30, 2005, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 12 -         EARNINGS PER SHARE

                  Basic earnings per share for the nine and three months ended September 30, 2005 and 2004 is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 is based on the weighted average number of shares of common stock and dilutive securities outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

NOTE 12 -         EARNINGS PER SHARE (CONT'D)

                                             Nine months ended                        Three months ended
                                               September 30                              September 30
                                             -----------------                        ------------------
                                           2005             2004                     2005             2004
                                           ----             ----                     ----             ----

Numerator - basic:
Net income                               $ 2,856,592     $ 302,721             $  (656,857)        $ 39,901
Deduct:  preferred stock dividends         ( 285,340)      (68,093)               ( 42,906)         (22,595)
                                           ---------       -------              ------------    ------------
Numerator for basic
  earnings per share                     $ 2,571,252     $ 234,628             $  (699,763)        $ 17,306
                                           =========       =======              ============    ============

Numerator - diluted:

Numerator for basic
  earnings per share                     $ 2,571,252     $ 234,628             $ ( 699,763)        $ 17,306
Add: preferred stock dividends               285,340                                42,906
Add: convertible debenture
  interest, net of tax                        56,250        95,617                  18,750               --
                                          ----------       --------             ------------    ------------
Numerator for diluted
  earnings per share                     $ 2,912,842    $  330,245             $ ( 638,107)        $ 17,306
                                          ==========       =======              ============    ============
Denominator:
Weighted average common
  shares outstanding                      13,859,366     9,291,318              14,622,209        9,516,709
Effect of dilutive securities:
     Stock options and warrants            1,219,094       151,939                      --          102,061
     Convertible preferred stock           1,978,240            --                      --               --
     Nonvested employee stock                559,307            --                      --               --
Convertible debentures                     2,500,000     6,270,000                                       --
                                           ---------     ---------              ------------    -----------
Denominator for diluted earnings
   per share                              20,116,007    15,713,257              14,622,209        9,618,770
                                          ==========    ==========              ============    ===========


                  The following securities have been excluded from the dilutive per share computation for the nine and three months ended September 30, 2005 and 2004, as they are antidilutive:


                                                         Nine months ended               Three months ended
                                                           September 30                     September 30
                                                     2005               2004            2005             2004
                                                     -----------------------            ---------------------

         Stock options                             1,916,275      3,602,998           2,721,102       3,602,998
         Warrant                                      50,457      3,385,946             464,724       3,385,946
         Convertible debt                                 --             --           2,500,000       6,270,000
         Convertible preferred stock                 610,738        602,544           2,588,978         602,544
         Nonvested employee stock                    724,027        500,000           1,283,334         500,000


NOTE 13 -         CLEARING AGREEMENT

                  In April 2005, the Company entered into a new clearing agreement with National Financial Services LLC ("NFS") to act as its' primary clearing firm. This transaction resulted from NFS's acquisition of our prior clearing firm, Fiserv Securities Inc. ("Fiserv") in December 2004. In connection with the termination of the clearing agreement and related Financial Agreement with Fiserv, our contingent obligation to repay Fiserv for any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty under the Fiserv clearing agreement have been canceled. The advances were recorded as deferred income and were being amortized over the term of the agreement. The unamortized amount of $4,886,000 was recognized as income and included in interest and other income during the second quarter of 2005. The termination of both agreements was effective as of April 21, 2005.

NOTE 14 -         SUBSEQUENT EVENTS

                  Termination of Merger:

                  On October 24, 2005, the Company and Olympic Cascade Financial Corporation ("Olympic") jointly announced that they have agreed to terminate the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2005 (the "Amended and Restated Merger Agreement") by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company.

                  Under the terms of the letter agreement terminating the Amended and Restated Merger Agreement, the parties shall have no further obligation to each other arising out of the Merger Agreement, the Merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses.

                  As a result of the termination of the merger plans, the Company has expensed $368,000 of merger costs, previously included in other assets on the statement of financial condition.

                  Amended Forms 10-Q:

                  On October 14, 2005, the Company filed amended Forms 10-Q for both the June 30, 2005 and March 31, 2005 periods. With respect to both of the Original Forms 10-Q, the purpose of the amendments was to correctly account for the amortization of deferred compensation related to the issuance of restricted stock grants in February 2005 to certain senior executives. In addition, the amendment to the Original Forms 10-Q corrects the vesting schedule of the restricted stock grants awarded to certain executive officers. Further, the amendment to the Original June 10-Q corrects a transposition error on the Company's previously reported Consolidated Statements of Income (Loss) to the expense category "Commissions, employee compensation and benefits" for the three months ended June 30, 2005.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-Q/A for the quarters ended June 30, 2005 and March 31, 2005, our Form 10-K for the year ended December 31, 2004 and our other periodic reports as filed with the Commission.

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

         We have 311 registered representatives and service more than 60,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a corporate leased branch office in New York City, all of our other 125 branch office and satellite locations in 28 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. We also employ registered representatives directly at our corporate headquarters.

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

          On February 8, 2005, we entered into a Separation Agreement ("Agreement") with our Chief Executive Officer ("CEO"), which provided for the termination of his employment agreement and his position as CEO of the Company, effective as of February 1, 2005. Pursuant to the terms of the Agreement, we entered into a two- year consulting agreement, and issued 197,824 shares of FMFC Series B Convertible Redeemable Preferred Stock at a deemed price of $1,000,000, convertible into 1,978,240 shares of our common stock, with voting privileges. We also executed a promissory note for $200,000 with interest of 8% per annum, paid him a lump-sum cash payment of $136,000, issued 200,000 options to purchase common stock at $0.83 per share for three years, vesting over two years, and cancelled 325,000 options with various exercise prices. In addition, all restricted common shares not previously vested were automatically vested upon his termination.

         In February 2005, the President and Chief Operating Officer ("COO") was appointed the role of CEO of the Company. We entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 shares of our common stock, with vesting provisions, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of him being appointed to CEO.

         On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation, ("Olympic"). On May 11, 2005, we and Olympic agreed to revise the terms of the proposed merger and entered into an Amended and Restated Agreement and Plan of Merger on June 27, 2005.

          On October 24, 2005, we and Olympic Cascade Financial Corporation ("Olympic") jointly announced the agreement to terminate the Amended and Restated Agreement and Plan of Merger, by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company. Under the terms of the letter agreement terminating the Amended and Restated Merger Agreement, the parties shall have no further obligation to each other arising out of the Merger Agreement, the Merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses.

         On April 21, 2005, we entered into a new clearing agreement with National Financial Services LLC ("NFS") who, in December 2004, acquired our prior clearing firm, Fiserv Securities Inc. ("Fiserv"). In connection with entering into our new clearing agreement, we terminated our clearing agreement and related Financial and Security Agreements with Fiserv and our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements is effective as of April 21, 2005.

RESULTS OF OPERATIONS

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2005 and 2004 (in thousands of dollars).

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                              September 30, 2005                 September 30, 2004
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
             Equities                     $   5,219             42%          $   4,341            37%
             Mutual Funds                     1,564             12%              1,471            12%
             Insurance                        1,073              8%              1,019             9%
             Alternative Products               952              8%                540             5%
             Investment Advisory                766              7%                626             5%
             Fixed Income                        20             <1%                 38            <1%
                                        -------------- ---------------     -------------- ---------------
             Total                            9,594             77%              8,035            68%
       Principal Transactions                 1,468             12%              2,098            18%
       Investment Banking                       395              3%                454             4%
       Interest and Other
             Interest                           605              4%                664             6%
             Deferred revenue                    --             --                 219             2%
             Other                              462              4%                277             2%
                                        -------------- ---------------     -------------- ---------------
             Total                            1,067              8%              1,160            10%
                                        -------------- ---------------     -------------- ---------------
             Total revenues                $ 12,524            100%           $ 11,747           100%
                                         ============== ===============     ============== ==============

The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2005 and 2004 (in thousands of dollars).

                                                                 Nine Months Ended
                                           ---------------------------------------------------------------
                                           ------------------------------ --- ----------------------------
                                                September 30, 2005                September 30, 2004
                                           ------------------------------     ----------------------------
                                              Amount        % of Total          Amount       % of Total
                                                             Revenues                         Revenues
                                          -------------- ---------------     ------------ ----------------
       Commissions
             Equities                         $ 15,361            34%          $ 20,198          45%
             Mutual Funds                        4,820            11%             4,558          10%
             Insurance                           3,402             8%             3,269           7%
             Investment Advisory                 2,410             5%             1,888           4%
             Alternative Products                2,083             5%             1.691           4%
             Fixed Income                           55            <1%               154          <1%
                                          -------------  ----------------    ------------ ----------------
             Total                              28,131            63%            31,758          70%
       Principal Transactions                    4,375            10%             7,150          16%
       Investment Banking                        4,221             9%             2,524           6%
       Interest and Other
             Interest                            1,962             4%             2,097           5%
             Deferred revenue                    5,105            11%               656           2%
             Other                                 877             2%               625           1%
                                         -------------- -----------------    ------------ ----------------
             Total                               7,944            18%             3,378           8%
                                         -------------- -----------------    ------------ ----------------
             Total revenues                   $ 44,671           100%          $ 44,810         100%
                                         ============== =================    ============ ================

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Overview

         Revenues increased $777,000, or 7%, for the three months ended September 30, 2005 (the "2005 quarter"), to $12.5 million, compared to $11.7 million for the three months ended September 30, 2004 (the "2004 quarter"). The increase was primarily due to a $1.55 million, or 19% increase in commission income as detailed in the table above, partially offset by a $630,000, or 30% decrease in principal transactions; a $59,000, or 13% decrease in investment banking; and a $93,000, or 8% decrease in interest and other income. Expenses increased $1.5 million, or 13%, for the 2005 quarter, to $13.2 million, compared to $11.7 million for the 2004 quarter. Commission expense and clearing and floor brokerage, which are directly related to commission revenue, increased $1.0 million, or 12%, from $8.3 million for the 2004 quarter, to $9.3 million for the 2005 quarter. Net income (loss) decreased $697,000, from a profit of $40,000 for the 2004 quarter to a loss of $657,000 for the 2005 quarter. Included in the 2005 loss is the write-off of $368,000 of costs related to the proposed merger with Olympic Cascade Financial Corporation ("Olympic"), which was previously capitalized and included in other assets. As a result of the termination of the merger with Olympic on October 24, 2005, the Company expensed these costs in the 2005 quarter. In addition, we settled six legal claims during the 2005 quarter totaling in excess of $175,000 and expensed compensation of $98,000 related to the 2005 stock grants to several officers. Net loss applicable to common stockholders for the 2005 quarter was approximately $700,000, or ($0.05) and (0.04) per basic and diluted share, respectively, compared to a net income applicable to common stockholders of $17,000, or $0.00 per basic and diluted share for the 2004 quarter.

Commission Revenue

         Commission revenue is composed of equities, fixed income, mutual funds, insurance, asset management fees and alternative products, all of which increased over the 2004 quarter. Commission revenue for the 2005 quarter was $9.6 million, up 19% from the 2004 quarter. The increase in commission revenue for the 2005 quarter was due to stronger equity markets and an overall increase in investor participation.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $630,000, or 30%, from $2.1 million for the 2004 quarter to $1.5 million for the 2005 quarter. Revenues from all fixed income sources, which include municipal, government, corporate bonds and unit investment trusts decreased for the 2005 quarter by $812,000, from $1.8 million in the 2004 quarter to $1.0 million in the 2005 quarter, while revenues from riskless principal trades of equity securities increased $220,000.

Investment Banking

         Investment banking revenues for the 2005 quarter decreased $58,000 from $454,000 in the 2004 quarter, to $395,000 in the 2005 quarter. This category includes private offerings of securities in which we acted as placement agent and new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member.

Interest and Other Income

         Interest and other income for the 2005 quarter totaled $1.1 million, as compared to $1.2 million for the 2004 quarter. Interest income decreased by $57,000, when compared to the 2004 quarter. In the 2004 quarter, we recognized deferred income of $219,000 from cash advances received from Fiserv in previous years. The remaining unamortized cash advances received from Fiserv were recognized in full in April 2005 and therefore there was no deferred income recognized during the 2005 quarter. Other income for the 2005 quarter increased by $185,000 primarily due to the recovery of bad debts previously written off of $109,000 and unrealized gains on investments of $130,000.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, increased 11%, or $896,000, from $7.8 million for the 2004 quarter, to $8.7 million for the 2005 quarter. Commissions as a percentage of commissionable revenues increased from 74% to 76% for the 2005 quarter reflecting a change in the type and volume of transactions during the quarter. Compensation and benefits expense for management, operations and clerical personnel decreased for the 2005 quarter, to $1.60 million (13% of total revenues) from $1.76 million (15% of revenues), a decrease of $158,000 over the 2004 quarter. Included in this category are salaries, stock and option compensation, health insurance premiums, payroll taxes and bonus accruals. Salaries and related payroll taxes decreased by $214,000 from $1.43 million to $1.22 million. The decrease for the 2005 quarter was primarily attributable to reductions in the workforce during 2005. The decrease in salary related costs was partially offset by increases in health insurance premiums of $24,000 and stock and option compensation costs of $45,000.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are determined by the volume and type of transactions, increased $160,000, to $613,000 for the 2005 quarter, from $453,000 for the 2004 quarter. As a percentage of operating revenues, clearing costs increased to 5.4% for the 2005 quarter, from 4.3% in the 2004 quarter. The increase for the 2005 quarter is primarily due to the change in the type and volume of transactions, as well as the discontinuance of expense rebates provided by our prior clearing firm. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $41,000 during the 2005 quarter, from $640,000 in the 2004 quarter to $599,000 in the 2005 quarter. Reductions in occupancy and related costs of $78,000, which was due to the elimination of a company leased branch office in New York City and a reduction in the leased space in our home office, was partially offset by increases in data services.

Legal matters and related costs

         Legal matters and related settlement costs increased $516,000, from $213,000 for the 2004 quarter to $729,000 for the 2005 quarter. During the 2005 quarter we settled six legal claims totaling in excess of $175,000. In addition, we expensed legal fees of $245,000 related to the proposed merger with Olympic which was terminated on October 24, 2005. These fees were previously deferred and carried as other assets on our statement of financial condition. Management continues to closely monitor our outstanding claims and control the costs associated with defending these matters.

Other Operating Expenses

         Other operating costs increased $129,000, to $893,000 in the 2005 quarter, from $764,000 in the 2004 quarter. Included in operating costs are accounting and consulting fees of $123,000 expensed in the 2005 quarter as a result of the termination of the proposed merger with Olympic.

Interest Expense

         Interest expense for the 2005 quarter decreased by $45,000 compared to the 2004 quarter. This reduction is primarily attributable to the conversion of $1,765,000 of our 6% convertible debentures on which interest is no longer paid.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Overview

         Overall, revenues decreased $140,000 for the nine months ended September 30, 2005 (the "2005 period"), to $44.67 million, compared to $44.81 million for the nine months ended September 30, 2004 (the "2004 period"). Included in total revenue for the 2005 period is the recognition of deferred revenue of $4,886,000 in connection with the termination of our Financial Agreement with Fiserv Securities, Inc., our prior clearing firm. Excluding this one-time revenue, operating revenues decreased approximately $4.8 million, or 11%, compared to the 2004 period. Our results for the first six months of 2005 were negatively impacted by rising interest rates and higher oil prices which had an adverse impact on investor confidence. Although revenues increased during the three months ended September 30, 2005, it was insufficient to reverse the effect from lower revenues during the first six months of 2005. In addition, our revenues for the 2005 period were affected by a net reduction in excess of 50 registered representatives during the first nine months of 2005.

         Excluding our one-time recognition of deferred revenue, the decrease in revenues was due to a $3.6 million, or 11%, decrease in commission revenue and a $2.8 million, or 39%, decrease in principal transactions, partially offset by a $1.7 million, or 67% increase in investment banking. Expenses decreased $2.7 million, or 6% for the 2005 period, to $41.8 million, compared to $44.5 million for the 2004 period.

         There were one-time and non-operational items of expense that had an adverse affect on the net income for the 2005 period. In February 2005, we expensed approximately $1,450,000 in connection with a separation agreement with our former CEO. Additionally, during the 2005 period we had compensation expense of $509,000 related to stock grants issued in February 2005 to several senior executives. In September 2005, we expensed $368,000 of costs related to the proposed merger with Olympic Cascade Financial Corporation ("Olympic"), which was previously capitalized and included in other assets on our statement of financial condition. As a result of the announced termination of the merger with Olympic on October 24, 2005, we expensed these costs in September 2005.

         Net income applicable to shareholders increased $2.34 million, from $235,000 for the 2004 period to $2.57 million for the 2005 period. Our earnings per share also increased for the 2005 period from $0.03 and $0.02 per basic and diluted share, respectively, for the 2004 period to $0.19 and $0.14 per basic and diluted share, respectively, for the 2005 period.

Commission Revenue

         Revenue from agency equity transactions decreased $4.8 million, or 24%, to $15.3 million for the 2005 period, in part due to the reduction in the number of registered representatives whose business mix was more transactional in nature. This decrease was partially offset by increases in mutual funds, insurance, asset management fees and alternative products of $1.3 million for the 2005 period.

Principal Transactions

         Principal transactions decreased $2.8 million, or 39%, from $7.2 million for the 2004 period to $4.37 million for the 2005 period. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased for the 2005 period by $757,000, from $4.0 million in the 2004 period to $3.2 million in the 2005 period. Revenues from riskless principal trades of equity securities decreased $1.5 million, from $2.5 million in the 2004 period to $954,000 for the 2005 period.

Investment Banking

         Investment banking revenues for the 2005 period increased $1.7 million, or 67%, from $2.5 million in the 2004 period, to $4.2 million in the 2005 period. This category includes private offerings of securities in which we acted as placement agent and new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member. The increase in investment banking revenues was primarily due to several larger private offerings of securities than we had during the 2004 period. During the 2004 period, revenues from this type of offering were $1.8 million compared to $3.4 million for the 2005 period.

Interest and Other Income

         Interest and other income for the 2005 period totaled $7.9 million, as compared to $3.4 million for the 2004 period, an increase of $4.5 million. Most of the increase is attributable to the $4.9 million of deferred income recognized during the second quarter of 2005 in connection with the termination of our Financial Agreement with our prior clearing firm. Interest income decreased $134,000 for the 2005 period, when compared to the 2004 period. Other income for the 2005 period increased by $251,000 primarily due to the recovery of bad debts previously written off of $169,000 and unrealized gains on investments of $85,000.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 9%, or $2.6 million, from $30.3 million for the 2004 period, to $27.7 million for the 2005 period. Commissions as a percentage of commissionable revenues increased from 73% to 75% for the 2005 period reflecting a change in the type and volume of transactions during the period. Compensation and benefits expense for management, operations and clerical personnel remained basically unchanged for the 2005 period at $5.5 million. Included in this category are salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonuses. Salaries and related payroll taxes decreased by $679,000, from $4.57 million to $3.89 million. The decrease for the 2005 period was primarily attributable to reductions in the workforce during 2005. Stock and option compensation costs increased $361,000 during the 2005 period in connection with stock grants issued in February 2005 to several senior executives. The net cost of health insurance premiums for the 2005 period decreased by $13,000 over the 2004 period. Bonuses for the 2005 period, which includes accruals for estimated year-end bonuses, increased by $356,000 over the 2004 period, to $508,000.

Executive Separation

         During the 2005 period, we recorded compensation expense of approximately $1,433,000 in connection with a separation agreement with our former CEO.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs decreased $442,000, from $1.9 million for the 2004 period, to $1.5 million for the 2005 period. As a percentage of operating revenues, clearing costs decreased to 4% for the 2005 period, from 4.6% for the 2004 period. The reduction in 2005 is primarily due to the change in the type and volume of transactions, as well as expense rebates provided by our clearing firm which began in August 2004 and continued until May 2005. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $123,000 during the 2005 period, from $2.0 million in the 2004 period to $1.9 million in the 2005 period. Reductions in occupancy and related costs of $209,000, which was due to the elimination of a company leased branch office in New York City and a reduction in the leased space in our home office, was partially offset by increases in data services.

Legal matters and related costs

         Legal matters and related settlement costs decreased $952,000, from $1.99 million for the 2004 period to $1.04 million for the 2005 period. The reduction for the nine month period of 2005 is attributable to a decline in the number of customer complaints and arbitration claims during the 2005 period. In addition, legal costs for the 2005 period include $245,000 of fees related to the proposed merger with Olympic which was terminated on October 24, 2005. These fees were previously deferred and carried as other assets on our statement of financial condition. Management continues to closely monitor our outstanding claims and control the costs associated with defending these matters.

Other Operating Expenses

         Other operating costs increased $142,000, to $2.69 million in the 2005 period, from $2.54 million in the 2004 period. Due to the exercise of the majority of our outstanding convertible debentures, we accelerated $130,000 of the amortization of the costs related to these debentures during the six months ended June 30, 2005. Also included in operating costs are accounting and consulting fees of $123,000 expensed in September 2005 as a result of the termination of the proposed merger plans with Olympic.

Interest Expense

         Interest expense for the 2005 period decreased by $162,000 when compared to the 2004 comparable period. This reduction is primarily attributable to the conversion of $1,765,000 of our 6% convertible debentures on which interest is no longer paid.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a highly liquid balance sheet with approximately 75% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the period by $717,000. Net cash used in operating activities during the 2005 period was $728,000, as a result of the net income of $2,857,000, adjusted by non-cash charges including depreciation and amortization of $1,206,000 and $1,000,000 from the issuance of stock in connection with a separation agreement, offset by non-cash income of $5,105,000 from the acceleration of the amortization of deferred revenue. Net income was further adjusted by increases in accrued expenses of $264,000, note payable of $200,000, and a decrease in receivables from brokers of $164,000. These increases in cash were offset by decreases in commissions' payable, securities sold and warrants subject to put options of $317,000, $150,000 and $122,000, respectively and increases in prepaid expenses of $287,000, receivable from clearing firm of $269,000 and securities owned of $121,000.

         The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. Since the Bureau has not commenced any formal proceedings or made any formal demands in this matter, our management is unable at this time to determine whether the outcome of this inquiry will have a material adverse affect on the Company's financial condition.

         As of September 30, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these matters.

         Additions to capital expenditures accounted for the entire use of cash from investing activities of $38,000 during the first nine months of 2005.

        Financing activities provided net cash of $48,000 for the nine month period. Cash increased $340,000 from the proceeds of 555,198 exercised stock options, offset by payments of preferred stock dividends of $240,000 and capital leases of $52,000.

         In connection with a settlement agreement entered into in July 2003, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The Class A warrants were redeemed for $200,000 during the third quarter of 2004. During the first nine months of 2005, 174,388 each of Class B and Class C warrants were exercised at $.25 per share. In addition, our obligation for cash payments on the remaining Class B warrants expired on June 30, 2005 without any cash payment having been required. The settlement agreement provides that we may be obligated to make additional cash payments of up to $60,490 for the outstanding Class C warrants during the month of June 2006.

         During the year, holders of $1,765,000 of convertible debentures that were sold through private offerings in 2002 and 2003 converted their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,530,000 shares of our common stock during that time period. As of September 30, 2005 there is an aggregate principal amount of $1,250,000 of debentures outstanding convertible at $.50 per common share, due to mature in 2007 and 2008 as follows: 2007 - $480,000; 2008 - $770,000.

         Premium financing agreements for the renewal of our errors and omissions insurance policy had a balance at September 30, 2005 of approximately $117,000, payable in one remaining installment, including interest at the rate of 3.9% per annum.

Consolidated Contractual Obligations and Lease Commitments

         The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of September 30, 2005. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of September
30, 2005                                                                 Expected Maturity Date
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                                                                                                  After
Category                              2005              2006             2007             2008           2009      2009       Total
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Debt Obligations                         0                 0         $480,000         $770,000              0         0 $1,250,000
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Capital Lease Obligations           $2,166            $8,555                                                          0
                                                                            0                0              0              $10,721
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Operating Lease
Obligations                       $240,854          $861,104         $644,840         $609,149       $609,419         0 $2,965,096
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                         0          $200,000                0                0              0         0   $200,000
Note Payable
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Other Long-Term
Obligations Reflected on
Balance Sheet under GAAP                 0          $60,490(1)              0                0              0         0   $60,490(1)
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Total                             $243,020        $1,130,149       $1,124,840       $1,379,149       $609,149         0   $4,486,307
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------

(1) Expected payment obligations embodied in the warrants subject to put options. For more detailed information please refer to Note 7 of the consolidated financial statements.


Net Capital

         At September 30, 2005, First Montauk Securities Corp., our broker-dealer subsidiary, had net capital of $2,979,450, which was $2,729,450 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 1.12 to 1.

Series A Convertible Preferred Stock

       In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears. Accordingly, during the 2005 quarter, dividends in arrears in the amount of $210,879 were paid on the Company's Series A Preferred Stock.

       Subsequent to the reporting date, an additional payment of $22,903 was distributed for dividends declared through September 30, 2005. (See Note 8 to the consolidated financial statements). As of September 30, 2005, we have 305,369 Series A Preferred shares issued and outstanding.

Series B Convertible Redeemable Preferred Stock

         In February 2005, in connection with a Separation Agreement we entered into with Mr. William J. Kurinsky, our former CEO, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock also provides that the Series B Preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock (See Note 9 to the consolidated financial statements).

         During the quarter ended September 30, 2005, we declared a dividend to be paid to our Series B preferred stockholder. Subsequent to the reporting date, dividends of $20,000 on Series B Preferred stock were paid.

Application of Critical Accounting Policies

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

         For a complete discussion of our significant accounting policies, which management does not feel has changed during the nine month period ended September 30, 2005, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2004 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At September 30, 2005 and December 31, 2004, the balances of our securities positions owned and our securities positions sold, but not yet purchased, were approximately $492,000 and $24,000, and $371,000 and $174,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on our financial position.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. Since the Bureau has not commenced any formal proceedings or made any formal demands in this matter, our management is unable at this time to determine whether the outcome of this inquiry will have a material adverse affect on the Company's financial condition.

        During the quarter ended September 30, 2005, the Company settled three of four customer arbitrations involving the sale of high-yield bonds referenced in the Company's Form 10-K for the year ended December 31, 2004 as well as the previous quarterly filings for 2005, as amended. Management believes that we have sufficiently accrued for any probable costs related to the one remaining customer arbitration related to the sale of the high-yield bonds.

        As of September 30, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a) For the three months ended September 30, 2005, we issued 1,200 shares in connection with the exercise of incentive stock options and 16,498 in connection with the exercise of Class B and Class C warrants. The shares issued in these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the shares of common stock issued in the aforementioned transactions are restricted and may not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements.

(b) Not applicable.

(c) Not applicable.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.       Other Information

Termination of Merger with Olympic Cascade Financial Corporation

         On October 24, 2005, we and Olympic Cascade Financial Corporation ("Olympic") jointly announced that we have agreed to terminate the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2005 (the "Amended and Restated Merger Agreement") by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company. Under the terms of the letter agreement terminating the Amended and Restated Merger Agreement, the parties shall have no further obligation to each other arising out of the Merger Agreement, the merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses.

Item 6.       Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.


---------------- --------------------------------------------------------------------------------------------
10.1             Letter Agreement dated as of October 24, 2005 terminating the
                 Amended and Restated Agreement and Plan of Merger, dated June
                 27, 2005, by and among Olympic Cascade Financial Corporation,
                 OLY Acquisition Corporation and First Montauk Financial Corp.
                 (Filed as Exhibit 10.1 to Current Report on Form 8-K dated
                 October 25, 2005).
---------------- --------------------------------------------------------------------------------------------
---------------- --------------------------------------------------------------------------------------------
*31.1            Certification of President and Chief Executive Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002
---------------- --------------------------------------------------------------------------------------------
---------------- --------------------------------------------------------------------------------------------
*31.2            Certification of Acting Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002
---------------- --------------------------------------------------------------------------------------------
---------------- --------------------------------------------------------------------------------------------
*32.1            Certification of President and Chief Executive Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
---------------- --------------------------------------------------------------------------------------------
---------------- --------------------------------------------------------------------------------------------
*32.2            Certification of Acting Chief Financial Officer pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002
---------------- --------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST MONTAUK FINANCIAL CORP.
                                                  (Registrant)


Dated: November 14, 2005                           /s/ Mindy Horowitz
                                                  -----------------------------
                                                  Mindy Horowitz
                                                  Acting Chief Financial Officer


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


Date:  November 14, 2005



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


Date:  November 14, 2005



/s/ Mindy Horowitz
-----------------------------------
MINDY HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                              Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
----------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
November 14, 2005

                                                                 Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy Horowitz
----------------------------------
Mindy Horowitz
Acting Chief Financial Officer
November 14, 2005