Form 10-K
period 2005-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2006-03-31
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                         22-1737915
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

               Parkway 109 Office Center,                    07701
                328 Newman Springs Road,
                 Red Bank, New Jersey
        (Address of principal executive offices)           (Zip Code)

                                 (732) 842-4700
              (Registrant's telephone number, including area code)

                                     [None]
              (Former name, former address and former fiscal year,
                          if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class        Name of each exchange on which registered
      -------------------------  -----------------------------------------------
               None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value


     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                Yes [   ]   No [X]

     Indicate by check mark if the  registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]   No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                          [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).            Yes [   ]    No [X]

     As of June 30, 2005 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,615,584 based on the closing sale price as reported on the Over the Counter Bulletin Board.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 30, 2006
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                16,009,793 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Table of Contents

                                     PART I
                                                                                                              PAGE

Item 1.             Business                                                                                   3

Item 1A.            Risk Factors                                                                              17

Item 1B.            Unresolved Staff Comments                                                                 18

Item 2.             Properties                                                                                18

Item 3.             Legal Proceedings                                                                         18

Item 4.             Submission of Matters to a Vote of Security Holders                                       19

                                     PART II


Item 5.             Market For the Company's Common Equity and Related Stockholder Matters                    20

Item 6.             Selected Financial Data                                                                   22

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations     24

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                35

Item 8.             Financial Statements and Supplemental Data                                                35

Item 9A.            Controls and Procedures                                                                   35

Item 9B             Other Information                                                                         35


                                    PART III


Item 10.            Directors and Executive Officers of the Registrant                                        36

Item 11.            Executive Compensation                                                                    40

Item 12.            Security Ownership of Certain Beneficial Owners and Management                            46

Item 13.            Certain Relationships and Related Transactions                                            48

Item 14.            Principal Accounting Fees and Services                                                    49

                                     PART IV


Item 15.            Exhibits and Financial Statement Schedules                                                50


PART I

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, "Risk Factors." All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition. Any or all forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission
(SEC).

Item 1.   Business

Introduction

         First Montauk Financial Corp. ("the Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp., has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, First Montauk Securities Corp. has operated under the registered trade name "Montauk Financial Group". References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary First Montauk Securities Corp. Montauk Financial Group provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. First Montauk Financial Corp. also sells insurance products through its subsidiary, Montauk Insurance Services, Inc.

         Montauk Financial Group has approximately 290 registered representatives and services over 50,000 retail and institutional customer accounts, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of Montauk Financial Group's 116 other branch office and satellite locations in 27 states are owned and operated by affiliates; independent owners who maintain all applicable licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, and is registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services, LLC and Penson Financial Services, Inc. with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking activities, such as private and public securities offerings and limited market making activities. The following table represents the percentage of revenues generated in each of these activities during the year ended December 31, 2005:


Equities
Listed and Over-The-Counter Stocks                                    35%
Debt Instruments:
  Municipal, Government and Corporate Bonds and
    Unit Investment Trusts                                             4%
Mutual Funds                                                          11%
Options:  Equity & Index                                               3%
Insurance and Annuities                                                7%
Corporate Finance and Investment Banking                              11%
Investment Advisory Fees                                               6%
Alternative Investments (1)                                            5%
Proprietary trading                                                    4%
Miscellaneous (2)                                                     14%
                                                                      ---
Total                                                                100%
--------------------------------------------------------------------------------
(1) Alternative Investments include REITs, 1031 Exchanges and promissory notes.
(2) Miscellaneous includes interest income, amortization of deferred revenue and operations and marketing fees.

         The following table reflects our various sources of revenue and the percentage of total revenues for 2005. Revenues from agency transactions in securities for individual customers of Montauk Financial Group are shown as commissions. Montauk Financial Group also executes customer orders on a riskless principal basis, which are reflected as part of "Riskless Principal trades" on the table below.

                                                                             Year Ended December 31, 2005

       Commissions from equity securities, options and
       mutual funds, insurance, management fees and
       alternative investments................                             $37,493,733                    65%

       Riskless Principal trades in equity and fixed
       income securities on behalf of customers ..................          $3,572,959                     6%

       Proprietary trading ...................                              $2,005,861                     3%

       Interest and other income ...........                                $8,370,711                    15%

       Investment banking (1) ...............                               $6,640,402                    11%
                                                                           -----------                    ---

       Total Revenues ........................                             $58,083,666                   100%

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

Revenue Sources

Principal and Agency Transactions

         Through our affiliate program we derive a substantial portion of our revenues from customer commissions on brokerage transactions in equity and debt securities for retail and institutional investors such as corporations, partnerships and limited liability companies, investment advisors, hedge funds, and pension and profit sharing plans. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer's purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers. In executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, we generally act as an agent and charges commissions that we believe are competitive, based on the services that we provide to our customers.

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

Montauk Insurance Services

         In 1991, we formed Montauk Insurance Services, Inc. for the purpose of offering and selling variable annuities, variable and traditional life, and health insurance products. Currently, Montauk Insurance is licensed to sell life insurance and annuities in all 50 states. Montauk Insurance derives revenue from the sale of insurance-related products and services to the customers of Montauk Financial Group's registered representatives, who are also licensed to sell certain insurance products. In 2005, we earned gross commissions of $4.2 million from the sale of insurance and annuity products.

Asset Management Advisory Services

         Montauk Financial Group is registered as an Investment Adviser with the SEC. We provide investment advisory services to clients through independent, third party sponsored advisory programs. Montauk Financial Group is registered or eligible to conduct business as an investment adviser in all 50 states and the District of Columbia.

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

Investment Banking

         Montauk Financial Group participates in private and public offerings of equity and debt securities and provides general investment banking consulting services to various public and private corporations. We continue to review investment banking opportunities and anticipate that we will engage in additional public and private offerings in the future as business and market conditions warrant. Our investment banking services include bridge and senior loan financing, private placements and public offerings of debt and equity securities, and exclusive banking consultation. Under circumstances where we act as an underwriter, we may assume greater risk than would normally be assumed in our normal trading activity. Under the federal securities laws, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that we must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission. During 2005, we did not serve as managing underwriter in any public offerings, but participated as a selling group member on numerous occasions. Members of selling groups do not have the same level of capital requirements in an underwritten offering as underwriters under NASD rules.

Clearing Agreement

            In May 2000, Montauk Financial Group entered into a 10-year clearing agreement with Fiserv Securities, Inc. ("Fiserv") under which Fiserv acted as Montauk Financial Group's primary clearing broker to process and clear customer and proprietary transactions, and acted as custodian for customer and firm funds and securities. In connection with the clearing agreement, we also entered into a financial agreement that was amended and restated in February 2001, under which Fiserv provided an aggregate of $7.75 million in cash advances to us over the initial three-year term of the agreement. In November 2003, we received the final cash advance of $1.25 million from Fiserv. In connection with this amendment, we granted Fiserv a first priority lien in all of the outstanding shares of Montauk Financial Group stock. We were required to repay any unearned portion of the cash advances in the event we failed to achieve certain minimum performance criteria, or terminate the agreement under certain circumstances prior to the expiration date, as well as penalties for early termination.

         In December 2004, Fiserv announced that it had been acquired by National Financial Services, a unit of Fidelity Investments. Subsequently, on April 21, 2005, Montauk Financial Group entered into a clearing agreement with NFS to clear our brokerage business and custody customer and firm cash and securities.

         In connection with this arrangement, on April 21, 2005, we agreed to the termination of the Clearing Agreement between Montauk Financial Group and Fiserv and the termination of the Financial Agreement and Security Agreement, described above. Effective with the termination of these agreements, our contingent obligation to repay Fiserv any of the cash advances that were provided by Fiserv under the Financial Agreement and the early termination penalty were canceled.

         Please see "New Clearing Agreement" in the General Business Developments during 2005 and Subsequent Events section for more detailed information about our new clearing arrangement.

Competition

         We encounter intense competition in all aspects of our business and compete directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Inc., Salomon Smith Barney, Inc. and Morgan Stanley/Dean Witter dominate the industry; however, we also compete with numerous regional and local firms. Montauk Financial Group also competes for experienced brokers with other firms offering an independent affiliate program such as Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

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

         Montauk Financial Group competes by recruiting qualified registered representatives to join our affiliate program. Montauk Financial Group may offer incentives to qualified registered representatives to join. These incentives can include transition assistance and cash payments in the form of loans to offset the costs of moving their business to Montauk, incentive stock options and a higher payout for a period of time. Through its clearing relationship, Montauk Financial Group has implemented on-line information systems to service its affiliates and to attract new brokers. These systems enable brokers from any office to instantly access customer accounts, view account positions and histories, buy and sell securities, send and receive electronic mail, and receive product information and compliance memoranda via the firm's intranet component of its website.

Government Regulation

         The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations. The Securities and Exchange Commissions (the "SEC" or "Commission") is the federal agency charged with the administration of most of the federal securities laws. Much of the regulation of the securities industry, however, has been assigned to various self-regulatory organizations, principally in our case the NASD. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in areas of:

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

         Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule, which specifies minimum net capital requirements. Although we are not directly subject to the Net Capital Rule, Montauk Financial Group, as a registered broker-dealer is. The Net Capital Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the Net Capital Rule (the "alternative method"). Montauk Financial Group applies the basic method of calculation.

         Compliance with applicable net capital rules could limit our operations, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by our subsidiaries to us. As of December 31, 2005, Montauk Financial Group has $2,592,441 of net capital and $2,337,751 of excess net capital.

Employees

         Currently, we have approximately 290 registered representatives of which 256 are associated with affiliate offices. These affiliated registered representatives are not employees. In addition, we employ approximately 70 support personnel in the areas of operations, compliance, legal, accounting, technology, recruiting and administration. We believe our relationship with our employees is satisfactory.

Fidelity Bond and SIPC Account Protection

         As required by the NASD and certain other regulatory authorities, Montauk Financial Group carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $50,000 deductible provision per incident). In addition, the Securities Investor Protection Corporation protects accounts for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Customer accounts held at our clearing firm also have "Excess SIPC" net equity protection through CAPCO Insurance Company. The Securities Investor Protection Corporation is funded through assessments on registered broker-dealers and charges a flat annual fee of $150.

Securities Broker/Dealer Professional Liability Insurance

         Montauk Financial Group carries a securities Broker/Dealer professional liability insurance policy covering negligent acts, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, financial investment advice and the purchase and/or sale of securities. This policy excludes coverage for certain types of business activities, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The policy term is from January 31, 2006 to January 31, 2007, with a $1 million limit of liability for each covered event and a $3 million aggregate liability limit. We are responsible for a $100,000 deductible payment per claim. In the event that the cost of this coverage becomes cost prohibitive or otherwise unavailable, the lack of coverage may have an adverse impact on our financial condition in the event of future material claims, which may not be covered by our existing policy.

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

General Business Developments During 2005 and Subsequent Events

Letter of Intent for Sale of the Company to a Private Investor

         On March 11, 2006 we entered into a letter of intent for the sale of First Montauk to a private investor. The final terms of the sale are subject to further negotiation but it is anticipated that the transaction will be all cash at approximately $1.00 per common share.

         The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, negotiation and finalization of the terms of the sale and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the third quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

 Management Changes

         Effective February 1, 2005 we entered into a Separation Agreement with William J. Kurinsky, our former C.E.O., which provided for the termination of Mr. Kurinsky's employment with us effective February 1, 2005. Under the terms of the Separation Agreement, Mr. Kurinsky relinquished his position as Chief Executive Officer of the Company and Montauk Financial Group. Please see "Employment Contracts, Severance and Change in Control" under Item 11 of this Report for further details regarding Mr. Kurinsky's separation agreement.

         Effective February 1, 2005 the Board approved the appointment of Mr. Victor K. Kurylak as our Chief Executive Officer and President. At that time, Mr. Kurylak was our President and Chief Operating Officer. Effective February 1, 2005 the Board also approved a new employment agreement for Mr. Kurylak and issued him, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of his assuming the position of Chief Executive Officer, 1,000,000 shares of our common stock. In connection with the foregoing, our prior agreement with Mr. Kurylak entered into effective January 1, 2004 was terminated. Further, Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. The restricted stock award of 1,000,000 shares of common stock vests over two years commencing on February 1, 2005. In the event of a change of control of the Company, all unvested shares would vest. Please see "Employment Contracts, Severance and Change of Control" under Item 11 of this Report for further details regarding Mr. Kurylak's employment agreement.

         In addition, effective February 1, 2005, the Board also appointed Mindy Horowitz as acting Chief Financial Officer. Ms. Horowitz was previously senior vice president of finance. The Board also entered into employment agreements with Ms. Horowitz and Robert I. Rabinowitz, our Executive Vice President and General Counsel, effective February 1, 2005. These employment agreements are discussed in greater detail under Item 11 of this Annual Report.

     Separation Agreement with Herbert Kurinsky

         On February 1, 2006 we entered into a Separation Agreement with Herbert Kurinsky, the Chairman of our Board of Directors. Under the terms of the Separation Agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement, effective as of February 1, 2006, however, Mr. Kurinsky continues to serve as our Chairman of the Board of Directors. Please see "Employment Agreements and Separation Agreements" under Item 11 of this Report for further details regarding Mr. Kurinsky's separation agreement.

     Termination of Prior Clearing Agreement and Financial Agreement with Fiserv Securities, Inc. and New Clearing Agreement with National Financial Services, LLC

         On April 21, 2005, we agreed to the termination of the Clearing Agreement between Montauk Financial Group and Fiserv, dated as of May 8, 2000 and amended as of February 1, 2001. In addition, as of April 21, 2005, we also agreed to the termination of a certain Financial Agreement, dated May 8, 2000 and amended as of February 1, 2001 and a certain Security Agreement, dated as of February 1, 2001. In connection with the termination of the Financial Agreement, our contingent obligation to repay Fiserv any of the cash advances that were provided by Fiserv under the Financial Agreement and the early termination penalty were canceled. (See Note 7)

         Contemporaneously, on April 21, 2005, Montauk Financial Group entered into a clearing agreement with National Financial Services, LLC ("NFS"), a Fidelity Investments company, to clear its brokerage business and to custody firm and customer funds and securities. The clearing agreement became effective on April 21, 2005. The new clearing agreement has an initial term of eight years and will automatically renew for successive one year terms, unless either party provides a notice of termination prior to the expiration of the initial or any renewal term. In the event of an early termination of the clearing agreement, other than for a change in control of First Montauk, First Montauk Securities Corp. will pay NFS a termination fee of between $2,000,000 in the first year of the agreement and declining to $250,000 in the last year of the agreement, depending on when such early termination occurs.

     Termination of Merger Agreement with Olympic Cascade Financial Corporation

         On October 24, 2005, we jointly announced with Olympic Cascade Financial Corporation ("Olympic") our agreement to terminate the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2005 by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company. Under the terms of the letter agreement, the parties had no further obligation to each other arising out of the Merger Agreement, the Merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses. We had initially entered into a definitive merger agreement with Olympic in February 2005, which was amended and restated in June 2005. We expensed approximately $394,000 in professional fees relating to the proposed transaction during 2005.

     Election of Class III Director

         On February 24, 2006, the Board of Directors elected Mr. David I. Portman to our board of directors to serve as an independent Class III director. Further, as described below, the board established a new substantive committee, designated as the special committee of the board of directors, and appointed Mr. Portman to serve as the Chairman of this committee. In addition, the board also appointed Mr. Portman to its audit committee and compensation committee.

     Formation of Special Committee of the Board of Directors

         On February 24, 2006, our Board of Directors formed a special committee of the board of directors and appointed each of its independent directors to serve as members of the special committee. The initial members of this committee are Messrs. Barry D. Shapiro, Ward R. Jones, Jr. and David I. Portman, with Mr. Portman serving as its Chairman. The board established the special committee for the purpose of reviewing all potential strategic transactions or alternatives which may be presented to us or which it may be appropriate for us to consider. The special committee will, in addition, review alternatives to any potential strategic transaction in order to protect shareholder value. Each member of the special committee will receive an initial cash award of $5,000, plus an annual fee of $5,000 for each year of service after 2006. In addition, each committee member will be receiving a cash fee of $10,000 to evaluate the potential transaction described in the section entitled "Letter of Intent for Sale of the Company to a Private Investor" above. This fee will be paid to each member without regard to the committee's position on such transaction or event.

    Debenture Conversions

         Between October 2004 and June 2005 holders of $1,885,000 of convertible debentures that were sold through private offerings in 2002 and 2003, converted their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,770,000 shares of our common stock during that time period. As of the date of this Annual Report, there is an aggregate principal amount of $1,250,000 of convertible debentures outstanding. The debentures are convertible at $.50 per share.

   Item 1A.   Risk Factors

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

                   Risks Related to Our Business and Industry

Our business is inherently risky and we have suffered losses in previous years

         For the years ended December 31, 2005 and 2004 we recognized net income of $2,424,000 and $730,000, respectively, and a net loss for 2003 of $3,518,000.
The losses for 2003 were primarily due to costs associated with litigation expenses and settlements. Since our business is subject to significant risk from litigation as well as weakness in the securities markets, we may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of our future operations. Our results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of our management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of our business is directly affected by our available net capital.

Fluctuations in securities volume and prices increase the potential for future losses

         We and the securities industry in general, are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. We and the securities industry in general, are subject to other risks, including risks of loss from the underwriting of securities, counter party (a party to which we have credit or performance exposure) failures to meet commitments, customer fraud, employee errors or misconduct and litigation. In addition, price fluctuations may cause losses on securities positions. As we expand our investment banking activities and more frequently serve as manager or co-manager of public offerings of securities, we can expect to make increased commitments of capital to market-making activities in securities of those issuers. The expected additional concentration of capital in the securities of those issuers held in inventory will increase the risk of loss from reductions in the market price. Low trading volume or declining prices generally result in reduced revenues. Under these conditions, profitability is adversely affected since many costs, other than commission compensation and bonuses, are fixed. Heavy trading volume has caused serious operating problems, including delays in clearing and processing, for many securities firms in the past and may do so in the future. Our revenue and profitability may be adversely affected by declines in the volume of securities transactions and in market liquidity. Additionally, our profitability may be adversely affected by losses from the trading or underwriting of securities or failure of third parties to meet commitments.

There are numerous contingencies and risks associated with our recent entry into a letter of intent with a private investor.

            On March 11, 2006, we entered into a letter of intent to sell our company to a private investor. There are certain contingencies and risks associated with our having entered into this agreement which could occur if the closing of transaction does not occur. In the event it is not completed, we may be subject to many risks, including the costs we incurred related to the proposed transaction, such as legal, accounting and advisory fees, which must be paid even if the transaction is not completed. Further, if the transaction does not occur due to our decision to accept a superior offer from an unaffiliated third party to pursue a transaction such as a merger, acquisition, consolidation, business combination, the sale of our assets or a controlling interest in our capital stock, we would also be obligated to pay the private investor a termination fee of $500,000. The transaction is subject to the satisfaction of closing conditions, including satisfactory completion of due diligence, negotiation and finalization of the terms of the sale and structure of the transaction, negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, shareholder and regulatory approvals. Accordingly, we cannot assure you that the transaction will be completed. If the transaction is not completed, our financial condition could be harmed and the market price of our common stock could decline.

Principal and brokerage transactions and lending activities expose us to losses

         Our trading, market making and underwriting activities involve the purchase, sale or short sale of securities as a principal and, accordingly, involve the risk of changes in the market prices of those securities and the risk of a decrease in the liquidity of markets which would limit our ability to resell securities purchased or to repurchase securities sold in principal transactions. Montauk Financial Group's brokerage activities and principal transactions are subject to credit risk. For example, a customer may not respond to a margin call, and since the securities being held as collateral have diminished in value, there is a risk that we may not recover the funds loaned to the customer. These parties include trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to us due to a variety of reasons, including without limitation, bankruptcy, lack of liquidity or operational failure. Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and results of operations.

Our risk management policies and procedures may leave us exposed to unidentified risks or an unanticipated level of risk.

            The policies and procedures we employ to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of observed historical market behavior. As a result, these methods may not accurately predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. This information may not be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. We cannot assure that our policies and procedures will effectively and accurately record and verify this information. We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. We believe that we are able to evaluate and manage the market, credit and other risks to which we are exposed. Nonetheless, our ability to manage risk exposure can never be completely or accurately predicted or fully assured. The consequences of these developments can include losses due to adverse changes in inventory values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in our credit risk to customers as well as to third parties and increases in general systemic risk.

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

We have incurred liability due to securities-related litigation

         Many aspects of our business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of our associated persons, as well the underwriting and distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seek compensatory, rescissionary and punitive damages. During the year ended December 31, 2005, we incurred $1,774,000 in litigation costs and expenses related to various legal claims and settlements. As of December 31, 2005, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of legal and regulatory matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse awards or judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that our consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

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

         The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. We have recently begun settlement discussions with the Bureau in an attempt to resolve the matter in order to avoid a protracted legal proceeding. The final terms of the settlement are still being negotiated but may include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. We believe that we have adequately reserved for the anticipated financial impact of this matter in our financial statements.

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

We rely on primarily on one clearing firm and the termination of the clearing agreement with this firm could disrupt Montauk Financial Group's business

         Montauk Financial Group uses two clearing brokers, National Financial Services, LLC as its primary clearing broker, and Penson Financial Corp., to which we currently introduce a limited number of customer accounts, to process its securities transactions, maintain customer accounts, control, receive, custody and deliver securities, on a fee basis. We depend on the operational capacity and ability of the clearing broker for the orderly processing of transactions. If the clearing agreements are terminated for any reason, or if the clearing brokers fail to provide its functions for us in the normal course of business, we would be forced to find an alternative clearing broker. There is no assurance that we would be able to find an alternative clearing broker on acceptable terms to us or at all.

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

                        Risks Related to Our Common Stock

We do not pay dividends on our common stock

         We do not pay dividends on the issued and outstanding shares of our common stock. However, we pay 6% quarterly dividends on the outstanding shares of our Series A Convertible Preferred Stock, and 8% quarterly dividends on the outstanding shares of our Series B Convertible Redeemable Preferred Stock. Applicable laws, rules and regulations under the New Jersey Business Corporation Act and the Securities Act of 1933, as amended, have affected our ability to declare and pay dividends.

The conversion or exercise of outstanding convertible securities may result in dilution to our common shareholders

         We have issued a significant amount of convertible securities and the dilution of the per share value of our common shares could result from the conversion or exercise of most or all of the currently outstanding convertible securities. We issued an aggregate of $1,240,000 principal amount of debentures in a private offering completed in March 2003 and subsequently issued an additional $1,895,000 principal amount of debentures in a private offering completed in December 2003. The debentures are convertible into a total of 6,270,000 shares of our common stock at an initial conversion rate of $0.50. To date, holders of $1,885,000 principal amount of debentures have converted into 3,770,000 shares of our common stock. In 1999, we issued an aggregate of 349,511 shares of Series A Preferred Stock in connection with an exchange offer. Currently, 305,369 Series A Preferred Shares remain outstanding and convertible into 610,738 shares of common stock at the rate of $2.50 per share. However, if the last sale price of the common stock is $3.50 or more a share for 20 consecutive trading days, as listed on the Over-the-Counter Bulletin Board, the Series A Shares will automatically be converted into shares of common stock. In 2005 we issued 197,824 shares of Series B Convertible Redeemable Preferred Stock that are convertible into 1,978,240 shares of our common stock.

         In addition, as of March 30, 2006, there were outstanding:

            o warrants to purchase 313,500 shares of common stock at an exercise price of $0.50 per share;
            o warrants to purchase 151,224 shares of common stock at an exercise price of $.25 issued in a settlement of certain claims; and
            o options to purchase 2,280,402 shares of common stock, at exercise prices ranging from $.20 to $2.50 per share.

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

We have sold restricted shares which may depress the common stock price

         As of March 30, 2006, of the 16,009,793 issued and outstanding shares of our common stock, approximately 5,189,864 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is not affiliated with us and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

There is a limited public market for our securities

         Our common stock is traded in the over-the-counter market and reported by the National Daily Quotation Service published by the National Quotation Bureau, Inc. and the Electronic Bulletin Board maintained by the NASD. Although we may apply for inclusion of our common stock in the Nasdaq Smallcap Market and/or on the American Stock Exchange, we do not currently satisfy the minimum listing requirements. Accordingly, there can be no assurance that we will be successful in obtaining listing on Nasdaq or on the Amex, or if obtained, that it will be able to maintain the Nasdaq or Amex listing.

There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

        o        limited release of the market price of our securities;
        o        limited interest by investors in our securities;
        o        volatility of our stock price due to low trading volume;
        o increased difficulty in selling our securities in certain states due to "blue sky" restrictions; and o limited ability to issue additional securities or to secure additional financing.

Because our Common Stock may be subject to "penny stock" rules, the market for the Common Stock may be limited.

            If our Common Stock becomes subject to the Securities and Exchange Commission's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time our Common Stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in our Common Stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

            o must make a special written suitability determination for the purchaser;
            o receive the purchaser's written agreement to a transaction prior to sale;
            o provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" and a purchaser's legal remedies; and
            o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

            If our Common Stock becomes subject to these rules, broker-dealers may find it more difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.

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

Item 1B.   Unresolved Staff Comments.

None

Item 2.   Properties

Offices and Facilities

The Corporate Headquarters

         We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. On September 22, 2004 we entered into a 4th Amendment to our Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey. The amendment provides for a lease term of five (5) years which commenced on February 1, 2005, for 27,255 square feet. The lease provides for monthly rent payments of $50,762. As additional rent, we are required to pay a proportional share of any increases in real estate taxes and operating expenses above the amount paid during the 2005 calendar year, insurance premiums relating to the premises, and all utility charges related to the premises. The amendment contains a five-year option to renew at a rental payment equal to the then-current fair market rate per square foot applicable to the leased premises.

Leased Branch Offices

         In June 2001 we entered into a sub-lease agreement for 4,269 square feet of office space on Wall Street in New York City that had been sublet to an affiliate and operated as a branch office. This sublease expired on January 30, 2005 and was not renewed.

         In January 2002 we entered into a sub-lease agreement for 4,520 square feet of office space in Midtown Manhattan which is used as a retail branch office. The sub-lease term runs until September 29, 2006 and provides for a monthly rent payment $19,963 for the balance of the sub-lease term.

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

         The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. We have recently begun settlement discussions with the Bureau in an attempt to resolve the matter in order to avoid a protracted legal proceeding. The final terms of the settlement are still being negotiated but will include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. We believe that we have adequately reserved for the anticipated financial impact of this matter in our financial statements.

         During 2005 we settled four customer arbitrations for an aggregate of $360,000, involving the sale of high-yield bonds referenced in the Company's Form 10-K for the year ended December 31, 2004. Management believes that we have sufficiently accrued for any probable costs related to the one remaining customer arbitration related to the sale of the high-yield bonds.

         A shareholder, BMAC Corp., has filed a report on Schedule 13D with the Securities and Exchange Commission stating that it holds approximately 5.3% of our outstanding shares as of January 13, 2006. In addition, a company named 360 Global Wine Co., Inc., filed a joint Schedule 13D with BMAC Corp. stating that it intends to acquire the shares of our common stock held by BMAC Corp. as well as those held by certain other individuals. Based on this filing, 360 Global Wine stated that it believed it would acquire 2,986,188 shares or 18.7% of our outstanding shares of common stock. As previously disclosed, we believe that the original Schedule 13D filed by BMAC Corp. (and as amended up to an including the January 2006 amendment) did not satisfy the federal securities regulations related to the filing of Schedule 13D. Although no litigation has been commenced, we have been advised that BMAC and/or 360 Global Wine intend to undertake certain actions, which may include an attempt to change or influence control over the company, including recommendation of management changes and structure of the board of directors. In addition, certain former registered representatives of Montauk Financial Group have contacted our management and advised us that they represent BMAC Corp. and seek management changes in the company. These former brokers have stated it is their intention to put themselves in place as management of Montauk Financial Group. We are aware that many of the clients of these former registered representatives held convertible debentures that we had issued in a prior private placement and substantially all of these debenture holders converted their debentures into our Common Stock at the same time, including persons affiliated with BMAC Corp. We have advised the SEC and NASD of our belief that the persons involved have not complied with applicable law regarding Section 13D of the Securities and Exchange Act of 1934, as well as other provisions of the Securities and Exchange Act of 1934 and SEC regulations. We fully intend to seek all defenses available to us in this matter and are reviewing all available legal options against these persons.

         As of December 31, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Item 4.   Submission of Matters on a Vote of Security Holders

         We did not submit any matters to our shareholders for a vote during the fourth quarter of the year ended December 31, 2005. We anticipate that the next meeting of shareholders will include a vote upon the proposed transaction with a private investor as described above to proceed with the transaction as contemplated.

                                   PART II

Item 5.           Market of and Dividends on our Common Equity and
                           Related Stockholder Matters

A.      Principal Market and Market Information

         Our common stock is traded in the over-the-counter market. Trading in our common stock is reported on the NASD Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our common stock commenced trading in the over-the-counter market in 1987. On March 30, 2006, our common stock had bid and offer prices of $1.01 and $1.05, respectively. At December 31, 2005 our Common Stock had a closing price of $0.85 per share. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Calendar Year 2006                       High Bid      Low Bid

1st Quarter (through 3/30/06)            $1.22         $.80

Calendar Year 2005                       High Bid      Low Bid

1st Quarter                              $1.09         $.47
2nd Quarter                              $1.09         $.84
3rd Quarter                              $1.04         $.85
4th Quarter                              $.9450        $.75

Calendar Year 2004                       High Bid      Low Bid

1st Quarter                              $.42          $.30
2nd Quarter                              $.39          $.27
3rd Quarter                              $.42          $.24
4th Quarter                              $.80          $.49

B.       Number of Record Holders

         The approximate number of record holders of our common stock as of March 30, 2006 was 512. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 3,000 beneficial holders of our common stock.

C.       Dividend Policy

         We have not paid any dividends on our common stock since our inception, and do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 305,369 shares of Series A Preferred Stock. We also pay quarterly dividends on our Series B Convertible Redeemable Preferred Stock at the rate of 8% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 197,824 shares of Series B Convertible Redeemable Preferred Stock. There can be no assurance that we will continue to pay dividends in the future.

D.       Issuance of Unregistered Securities

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

         In 2004 and 2005, holders of an aggregate principal amount of $1,885,000 of debentures convert into shares of common stock in accordance with the terms of the debentures. The debentures were sold in private offerings in 2002 and 2003. We have issued an aggregate amount of 3,770,000 shares of Common Stock in connection with these conversion events. The debentures are convertible at $.50 per share. We relied upon the exemptions from registration provided upon in Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

         In February 2005 we issued an aggregate of 197,824 shares of a newly created class of Series B Preferred Convertible Redeemable Stock, par value $0.10 per share, which had a deemed issue price of $1,000,000, and is convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock. The Series B Preferred Stock was authorized by the Board out of, and in accordance with, the Registrants authorized but undesignated class of preferred stock under its certificate of incorporation.

         In addition, during the year ended December 31, 2005, we granted options to purchase 1,105,000 shares of common stock pursuant to our stock option plans to certain of our employees and registered representatives, which plans were not registered at the time of grant. The options were granted at exercise prices between $0.75 and $1.25 per share. In March 2005, a registration statement on Form S-8 was filed with the SEC registering all common shares issuable from our stock option plans.

         During the fourth quarter of 2005, we issued 25,000 restricted shares of our common stock as part of a legal settlement. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.

E.          Stock Repurchases

     There were no repurchases of any securities during the fourth quarter of 2005.

F.       Securities Authorized For Issuance Under Equity Compensation Plans

     See the discussion and table at page 48.

Item 6.  Selected Financial Data

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         Year Ended December 31,



                                           2005                2004                2003           2002                2001
                                           ----                ----                ----           ----                ----
Operations Results:

Revenues:

  Commissions                          $37,493,733         $42,732,238        $41,883,669         $36,513,802         $37,807,870

  Principal transactions                 5,578,820           9,058,259          9,466,359           6,727,642           8,021,887

  Investment banking                     6,640,402           2,716,042          2,439,144           1,007,700           1,483,210

  Interest and other income              8,370,711           4,680,702          4,437,510           3,717,600           3,907,448
                                         ---------           ---------          ---------           ---------           ---------

Total                                   58,083,666          59,187,241         58,226,682          47,966,744          51,220,415
                                        ----------          ----------         ----------          ----------          ----------
revenues


Expenses:

  Commissions, employee                $44,398,131          46,851,474         46,218,107          39,572,851          42,356,207
compensation and benefits

Executive separation                     1,432,937                  --                 --                  --                  --

  Clearing and floor                     1,926,005           2,466,027          2,934,164           2,666,376           3,247,219
brokerage

  Communications and                     2,483,056           2,664,256          2,659,105           3,006,117           3,249,389
occupancy

  Legal matters and related              1,773,604           2,714,769          5,836,960           1,259,502           2,415,374
costs

  Other operating expenses               3,467,972           3,489,425          3,393,335           4,029,515           5,076,806

Interest                                   100,123             284,093            204,054              98,918             174,632
                                           -------             -------            -------              ------             -------

Total expenses                          55,581,828          58,470,044         61,245,725          50,633,179          56,519,627
                                        ----------          ----------         ----------          ----------          ----------

Income (loss) before income              2,501,838             717,197        (3,019,043)         (2,666,435)         (5,299,212)
taxes

 Provision (benefit) for                    77,544            (13,305)            499,000             294,000            (90,989)
                                            ------            --------            -------             -------            --------
income taxes

Net income (loss)                       $2,424,294            $730,502       $(3,518,043)        $(2,960,435)        $(5,208,223)
                                        ==========            ========       ============        ============        ============



                                                                      Year Ended December 31,



                                           2005                2004                2003           2002                2001
                                           ----                ----                ----           ----                ----
Operations Results:

Net income (loss) applicable
to common stockholders                  $2,138,954            $639,813       $(3,542,882)        $(3,059,722)        $(5,306,976)
                                        ==========            ========       ============        ============        ============
Earnings (loss) per share:

     Basic:                                  $0.15                                                    $(0.36)             $(0.61)
                                                                 $0.07            $(0.40)

                                             $0.12                                                    $(0.36)             $(0.61)
Diluted:                                                         $0.04            $(0.40)

Weighted average common
shares outstanding-- Basic              14,032,057           9,270,350          8,784,103           8,551,932           8,704,355

Weighted average common and
common share equivalents
outstanding - Diluted                   20,109,178          15,629,920          8,784,103           8,551,932           8,704,355

Financial condition:

Total assets                            $8,719,930          $9,834,374        $12,193,101         $11,425,506         $14,227,562

Total liabilities                       $5,492,079         $12,932,991        $16,280,540         $12,203,196         $11,934,884

Temporary Equity-Shares
subject to redemption                                                                                                       6,500

Stockholders' equity (deficit)          $3,227,851        $(3,098,617)       $(4,087,439)          $(777,690)          $2,286,181




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

         Montauk Financial Group has approximately 290 registered representatives and services over 50,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of our other 116 branch office and satellite locations in 27 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

          Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. All securities transactions are cleared through National Financial Services, LLC. ("NFS"), a Fidelity Investments company, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking services, such as private and public securities offerings and limited market making activities.

         We engage in a highly competitive business. Therefore, our earnings, like those of others in the industry, reflect the activity in the securities markets and can and do fluctuate accordingly.

         Effective February 1, 2005, we entered into a Separation Agreement ("Agreement") with William J. Kurinsky, our former Chief Executive Officer ("CEO"), which provided for the termination of his employment agreement and his position as CEO of the Company. Pursuant to the terms of the Separation Agreement, we entered into a two-year consulting agreement, and issued 197,824 shares of FMFC Series B Convertible Redeemable Preferred Stock at a deemed price of $1,000,000, convertible into 1,978,240 shares of our common stock, with voting privileges. We also executed a promissory note for $200,000 with interest of 8% per annum, paid him a lump-sum cash payment of $136,000, issued 200,000 options to purchase common stock at $0.83 per share for three years, vesting over two years, and cancelled 325,000 options with various exercise prices. In addition, all restricted common shares not previously vested were automatically vested upon his termination.

         Contemporaneously with the cessation of Mr. Kurinsky's service as our CEO, Victor K. Kurylak, our President and Chief Operating Officer at that time was appointed as our new CEO. Effective February 1, 2005, we entered into an employment agreement with the new CEO, which superseded his existing agreement, and issued him 1,000,000 restricted shares of our common stock, with vesting provisions, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of him being appointed to CEO.

         On February 10, 2005 we executed a Definitive Agreement and Plan of Merger with Olympic Cascade Financial Corporation. On May 11, 2005, we and Olympic agreed to revise the terms of the proposed merger and entered into an Amended and Restated Agreement and Plan of Merger on June 27, 2005. However, on October 24, 2005, we and Olympic Cascade Financial Corporation ("Olympic") jointly announced the agreement to terminate the Amended and Restated Agreement and Plan of Merger, by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company. Under the terms of the letter agreement terminating the Amended and Restated Merger Agreement, the parties shall have no further obligation to each other arising out of the Merger Agreement, the Merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses.

         On April 21, 2005, we entered into a new clearing agreement with NFS. In connection with entering into our new clearing agreement, we terminated our clearing agreement and related Financial and Security Agreements with Fiserv and our contingent obligation to repay Fiserv any of the cash advances that were provided to us under the Financial Agreement and the early termination penalty have been canceled. Each of the termination agreements was effective as of April 21, 2005.

Results of Operations
Three Years Ended December 31, 2005

Overview

         Revenues decreased $1.1 million for the year ended December 31, 2005, to $58.1 million, compared to an increase in 2004 of $960,000 from $58.2 million in 2003. Included in total revenue for 2005 is the recognition of additional deferred revenue in excess of what would have been reported of $4,230,000 in connection with the termination of our Financial Agreement with Fiserv, our prior clearing firm. Excluding this one-time revenue, operating revenues decreased approximately $5.3 million, or 9%, compared to 2004. Our 2005 results were negatively impacted by a net reduction of approximately 80 registered representatives during 2005 and a decrease in the aggregate number of customer accounts we service from approximately 60,000 to approximately 50,000.

         Excluding our one-time recognition of deferred revenue, the decrease in revenues was due to a $5.2 million, or 12%, decrease in commission revenue and a $3.5 million, or 38%, decrease in principal transactions, partially offset by a $3.9 million, or 144% increase in investment banking. Expenses in 2005 decreased $2.9 million to $55.6 million, from $58.5 million in 2004 compared to a $2.8 decrease in 2004 from $61.2 million in 2003. The reduction in expense in 2005 was primarily related to lower commission and clearing expenses directly related to the reduction in commission revenue. In addition, legal matters and related costs decreased by $941,000 over 2004 due to our continued efforts to control litigation matters and our overall risk management.

         There were one-time and non-operational items of expense that had an adverse affect on net income during 2005. In February 2005, we expensed approximately $1,433,000 in connection with a separation agreement with our former CEO and $606,000 related to stock grants issued in February 2005 to several senior executives. In addition, during 2005, we expensed approximately $394,000 of costs related to the proposed merger with Olympic Cascade Financial Corporation.

         Net income applicable to common shareholders increased $1.5 million, from $640,000 in 2004 to $2.1 million in 2005. Our earnings per share also increased in 2005 from $0.07 and $0.04 per basic and diluted share, respectively, for the 2004 year to $0.15 and $0.12 per basic and diluted share, respectively, for the year ending 2005. This compares to a $3.5 million net loss applicable to common shareholders or $0.40 basic and diluted loss per share in 2003.

Revenues

         Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales and investment banking services, such as private and public securities offerings and limited market making activities.



The following provides a breakdown of total revenues by source for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars).


                                                                           Year Ended
                                     ------------------------------------------------------------------------------------------
                                         December 31, 2005             December 31, 2004             December 31, 2003
                                     ----------------------------- ---------------------------- -------------------------------
                                        Amount       % of Total      Amount       % of Total       Amount        % of Total
                                                      Revenues                     Revenues                       Revenues
                                     -------------- -------------- ------------ --------------- -------------- ---------------
Commissions
      Equities                            $ 20,530            35%     $ 26,533             45%       $ 28,646             49%
      Mutual Funds                           6,348            11%        6,131             10%          5,717             10%
      Insurance                              4,230             7%        4,750              8%          4,212              7%
      Investment Advisory                    3,235             5%        2,614              4%          1,880              3%
      Alternative Products
                                             3,009             5%        2,325              4%          1,034              2%
      Fixed Income
                                               142            <1%          379              1%            395              1%
                                     -------------- -------------- ------------ --------------- -------------- ---------------
      Total                                 37,494            64%       42,732             72%         41,884             72%
Principal Transactions                       5,579            10%        9,058             15%          9,466             16%
Investment Banking                           6,640            12%        2,716              5%          2,439              4%
Interest and Other
      Interest                               2,506             4%        2,798              5%          2,640              5%
      Deferred revenue
                                             5,105             9%          875              1%            726              1%
      Other                                    760             1%        1,008              2%          1,072              2%
                                     -------------- -------------- ------------ --------------- -------------- ---------------
      Total                                  8,371            14%        4,681              8%          4,438              8%
                                     -------------- -------------- ------------ --------------- -------------- ---------------
      Total revenues                      $ 58,084           100%     $ 59,187            100%        $58,227            100%
                                     ============== ============== ============ =============== ============== ===============


Commission Revenue

         Commission revenue decreased 12%, or $5.2 million, primarily due to a reduction in the number of registered representatives in 2005 whose business mix was more transactional in nature. Agency commissions on individual and institutional securities transactions, the largest segment of this category, decreased $6.0 million, or 23%, to $20.5 million in 2005, from $26.5 million in 2004. This followed a 7% decrease in 2004 agency revenues compared to $28.6 million reported in 2003.

         Mutual fund revenues increased $217,000 from $6.1 million in 2004, to $6.3 million in 2005, compared to a 7% increase in 2004 from $5.7 million in 2003. This was in large part due to continuing increased investor interest in mutual fund investments. Insurance revenues decreased by $520,000 in 2005 to $4.2 million from $4.7 million in 2004. This followed an increase in insurance commissions from $4.2 in 2003 to $4.7 in 2004. This decrease was due to a shift of investor focus from insurance related investments toward equity markets.

         Commissions generated from alternative investment products, such as Real Estate Investment Trusts (REITs), IRS Section 1031 Real Estate Exchanges and medical receivables, increased 29% from $2.3 million in 2004 to $3.0 million in 2005 following an increase of 125% from $1.0 million in 2003.

         Fees generated from managed accounts continued to increase through the 2005 year by 24% to $3.2 million compared to a 39% increase in 2004 compared with 2003. These year-over-year increases are attributable to growth in assets under management by investors who prefer to pay a fee based on a percentage of asset value, rather than commissions paid on transactions.


Principal Transactions

         Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities decreased $3.5 million, or 38%, from $9.1 million in 2004 to $5.6 million in 2005. This compares to a decrease in principal transactions of 4% or $408,000, from $9.5 million in 2003. These decreases are primarily due to a reduction in the number of registered representatives in 2004 who conducted more of these types of transactions. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased in 2005 by $1.2 million, compared to an increase in 2004 of $746,000. Revenues from riskless principal trades of equity securities decreased $1.6 million, from $2.9 million in 2004 to $1.2 million in 2005. These decreases are also primarily attributable to a reduction in the number of registered representatives during 2004 and 2005who conducted more of these types of transactions. Riskless principal trades are transacted through the firm's proprietary account with a customer order in hand, resulting in no market risk to the firm.

Investment Banking

         Investment banking revenues in 2005 increased $3.9 million, or 144%, from $2.7 million in 2004, to $6.6 million in 2005, compared to an increase of $277,000 in 2004 compared to 2003. This category includes private offerings of securities in which we acted as placement agent and new issues of equity and preferred stock offerings in which we participated as a selling group or syndicate member. The increase in investment banking revenues was primarily due to several larger private offerings of securities than we had during 2004.

Interest and Other Income

         Interest and other income in 2005 totaled $8.4 million, as compared to $4.7 million in 2004, an increase of $3.7 million. Most of the increase is attributable to the additional $4.2 million of deferred income, as described above, recognized during the second quarter of 2005 in connection with the termination of our Financial Agreement with our prior clearing firm. Interest income decreased $278,000, when compared to 2004, reflecting a change in account balances and rebates received from our clearing firm in 2005. For 2005, other income decreased by $262,000 primarily due to unrealized losses on investments of $299,000.

         Interest and other income for 2004 totaled $4.7 million, as compared to $4.4 for 2003, a 5% increase of $243,000. The primary reason for the increase in other income in 2004 is attributable to an increase in marketing fees, unrealized investment income and the recognition of deferred income. If not for the impact of a one time recovery of bad debt in 2003, the variance in 2004 would have been approximately $676,000.

Expenses

         Total expenses decreased by approximately $2.9 million, or 5%, in 2005 to $55.6 million from $58.5 million in 2004. In February 2005, we recorded additional compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers. Excluding this one-time expense, expenses decreased $4.3 million over the 2004 year. Expenses in 2004 decreased by $2.7 million, or 4%, to $58.5 million in 2004, from $61.2 million in 2003. The following provides a breakdown of total expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars).

                                                                              Year Ended
                                        -------------------------------------------------------------------------------
                                            December 31, 2005          December 31, 2004         December 31, 2003
                                       --------------------------- ----------- ------------- ------------ ------------
                                           Amount         % of        Amount     % of Total     Amount     % of Total
                                                          Total
                                                        Expenses                  Expenses                  Expenses
                                        -------------- ------------ ------------ ------------ ------------ ------------
     Commissions, employee                    $44,398          80%      $46,852          80%      $46,218          75%
     compensation and benefits
     Executive separation                       1,433           3%           --                        --
     Clearing and floor brokerage               1,926           3%        2,466           4%        2,934           5%
     Communications and   occupancy             2,483           5%        2,664           5%        2,659           5%
     Legal matters and related costs            1,774           3%        2,715           5%        5,837          10%
     Other operating expenses                   3,468           6%        3,489           6%        3,394           5%
     Interest                                     100          <1%          284          <1%         204           <1%
                                                  ---                       ---                      ----
     Total operating expenses                 $55,582         100%      $58,470         100%      $61,246         100%
     Provision (benefit) for income
     taxes                                        $78                     $(13)                      $499


Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 6%, or $2.5 million, from $39.9 million for the 2004 period, to $37.4 million for the 2005 period. Commission expense increased $627,000, from $39.2 million for the 2003 year to $39.8 million in the 2004 year. Compensation and benefits expense for management, operations and clerical personnel remained relatively constant for 2005 at $7 million. Included in this category are salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonuses. Salaries and related payroll taxes decreased by approximately $700,000, from $6.3 million in 2004 to $5.6 million in 2005. The decrease for the 2005 period was primarily attributable to reductions in the workforce during 2004 and 2005. Stock and option compensation costs increased $737,000 during 2005 in connection with stock grants issued in February 2005 to several senior executives. The net cost of health insurance premiums in 2005 decreased by $33,000 compared to 2004 mostly due to the reduction in the workforce. Compensation and benefits expense for management, operations and clerical personnel increased in 2004 by $62,000 when compared to the 2003 period. A reduction in force, which was implemented in late 2003, resulted in a decrease in non-officer compensation, which was offset by an increase in officer salaries and stock compensation due to new employment agreements and the addition of a new officer in 2004.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs decreased $540,000, from $2.5 million in 2004, to $1.9 million in 2005 following a decrease of $468,000 in 2004, when compared to 2003. As a percentage of transactional revenue, clearing costs remained fairly constant at 6.1%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $181,000 during 2005, from $2.7 million in 2004 to $2.5 million in 2005. Reductions in occupancy and related costs, which was due to the elimination of a company leased branch office in New York City, a reduction in the leased space in our home office and lower telephone costs, were partially offset by increases in market data services. Communications and occupancy costs are relatively fixed and remained basically unchanged for 2004 when compared to 2003.

Legal matters and related costs

         Legal matters and related settlement costs decreased 35% or $941,000, from $2.7 million in 2004 to $1.8 million in 2005. The reduction in 2005 is attributable to a decline in the number of customer complaints and arbitration claims. In addition, legal costs for 2005 include $269,000 of fees related to the proposed merger with Olympic which was terminated on October 24, 2005. Legal matters and related settlement costs decreased from $5.8 million in 2003 to $2.7 million in 2004, a decrease of $3.1 million, or 53%, due to a reduction in claims and cost control measures implemented by management in 2004. Management continues to closely monitor our outstanding claims and control the costs associated with defending these matters.

         The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. We have recently begun settlement discussions with the Bureau in an attempt to resolve the matter in order to avoid a protracted legal proceeding. The final terms of the settlement are still being negotiated but may include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. We believe that we have adequately reserved for the anticipated financial impact of this matter in our financial statements.

         During 2005 we settled four customer arbitrations for an aggregate of $360,000, involving the sale of high-yield bonds referenced above. Management believes that we have sufficiently accrued for any probable costs related to the one remaining customer arbitration related to the sale of the high-yield bonds.

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

         As of December 31, 2005, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of other matters pending against us. All such cases are, and will continue to be, vigorously defended.

Other Operating Expenses

          Other operating costs in total remained constant for 2005 when compared to 2004, at approximately $3.5 million. Due to the exercise of the majority of our outstanding convertible debentures, we accelerated $130,000 of the amortization of the financing costs related to these debentures during the second quarter of 2005. Also included in operating costs are accounting and consulting fees of $123,000 expensed in September 2005 as a result of the termination of the proposed merger plans with Olympic. These increases in 2005 operating costs are offset by a decrease in depreciation expense as many of our assets approached the end of their depreciable lives.

         In 2004 other operating costs increased $95,000, to $3.5 million, from $3.4 in 2003, primarily resulting from an increase in professional liability insurance of $237,000 offset by a decrease in office and printing costs and consulting fees of $114,000.

Interest Expense

          For 2005, interest expense decreased by $184,000 when compared to 2004. This reduction is primarily attributable to the conversion of $1,765,000 of our 6% convertible debentures on which interest is no longer paid.

Tax Expense

         Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was $78,000, $(13,000), and $499,000 respectively. The effective tax rate on pre-tax income (loss) was 3.0%, (2.0)%, and 16.5% during 2005, 2004 and 2003, respectively. The difference in the rate between 2005 and 2004 was due to the state loss carryback claims in 2004. The difference in the rate between 2004 and 2003 was due to the impact of the decrease of the valuation allowance relating to an adjustment of the deferred tax asset previously recorded. As of December 31, 2005, 2004 and 2003, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 81%, 73% and 72% of assets in 2005, 2004 and 2003, respectively, consisting of cash and cash equivalents, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents increased for 2005 by $956,000. Net cash provided by operating activities during 2005 was $995,000, as a result of net income of $2,424,000 adjusted by non-cash charges including depreciation and amortization of $1,449,000 and $1,200,000 from the issuance of stock and a note payable in connection with a separation agreement, offset by non-cash income of $5,105,000 from the amortization of deferred revenue. Cash was further reduced by net decreases in commissions' payable, accounts payable, other liabilities and securities sold of $472,000, $128,000, $70,000 and $171,000, respectively, partially offset by increases in accrued expenses of $295,000. Cash was increased due to reductions in due from clearing firm, employee and broker receivables, securities owned, prepaid expenses and other assets totaling $1,561,000.

         Cash used in operating activities in 2004 was $2,020,000, primarily attributable to decreases in commissions' payable of $1,180,000, and accrued expenses of $726,000. Cash of $626,000 used in 2003 operating activities was due to net operating losses.

         The New Jersey Bureau of Securities is conducting an inquiry into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. Since the Bureau has not commenced any formal proceedings or made any formal demands in this matter, our management is unable at this time to determine whether the outcome of this inquiry will have a material adverse affect on the Company's financial condition. We believe that we have adequately reserved for the anticipated financial impact of this matter in our financial statements.

         As of December 31, 2005, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. We will continue to vigorously defend against these matters.

         Investing activities required cash of $43,000 in 2005 for additions to capital expenditures. In 2004 and 2003, investing activities consumed $212,000 and $167,000 respectively for additions to capital expenditures.

         Financing activities in 2005 provided $4,000 in cash due to the receipt of $343,000 in proceeds from the exercise of stock options, offset by payments of preferred stock dividends and capital leases of $285,000 and $54,000, respectively. Financing activities in 2004 used $175,000 in cash primarily related to capital leases and the repurchase of common shares. In 2003, financing activities contributed $1,567,000 in cash primarily due to proceeds from the issuance of convertible debentures.

         In connection with a settlement agreement entered into in July 2003, we issued 750,000 five-year warrants in three classes of 250,000 warrants each, with varying exercise prices. The Class A warrants were redeemed for $200,000 during the third quarter of 2004. During 2005, 174,388 each of Class B and Class C warrants were exercised at $.25 per share. In addition, our obligation for cash payments on the remaining Class B warrants expired on June 30, 2005 without any cash payment having been required. The settlement agreement provides that we may be obligated to make additional cash payments of up to $60,490 for the outstanding Class C warrants during the month of June 2006.


Financing Activities

         In 1999, we issued 349,511 shares of Series A Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. In the second quarter of 2005, the board of directors declared the dividend on the preferred stock in arrears. The Company paid dividends on the Series A Preferred Stock in the amount of $233,784 during 2005, including $210,879 dividends in arrears. (See Footnote 16 to the consolidated financial statements).

         In October 2002, we commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering expired on March 1, 2003. In the offering, we sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in 2002 and $210,000 in 2003. The proceeds of the financing will be used to satisfy general working capital needs. Neither the debentures nor the shares underlying the debentures have been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated there under relating to transactions by an issuer not involving any public offering.

         In September 2003, we commenced an additional private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of Common Stock. The offering was completed on December 31, 2003. In the offering, we sold an aggregate principal amount of $1,895,000 of debentures. The proceeds of the financing will be used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities are being issued on the basis of the statutory exemption provided by
Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated there under relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions "Item 1. Business -- Debenture Conversions."

         Between October 2004 and December 2005 we received notices that holders of $1,885,000 of convertible debentures that were sold through private offerings in 2002 and 2003, have elected to convert their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 3,770,000 shares of our common stock during that time period. As of the date of this Annual Report, there is an aggregate principal amount of $1,250,000 of convertible debentures outstanding. The debentures are convertible at $.50 per share.

         In connection with the Separation Agreement we entered into with Mr. William Kurinsky, we issued him an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and will be convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Preferred shares have voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock. During 2005, the Company paid $51,556 dividends on the Series B shares (See Footnote 16 to the consolidated financial statements).

Net Capital

         At December 31, 2005, Montauk Financial Group had net capital of $2,592,441, which was $2,337,751 in excess of its required net capital of $254,690 and the ratio of aggregate indebtedness to net capital was 1.47 to 1.

Consolidated Contractual Obligations and Lease Commitments

         The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of December 31, 2005. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of December 31, 2005                                       Expected Maturity Date
                                                                                                                After
Category                              2006              2007             2008             2009           2010   2010     Total
                                      ----              ----             ----             ----           ----   ----     -----

Debt Obligations                         0          $480,000         $770,000                0              0     0   $1,250,000
Capital Lease Obligations
                                    $8,555                 0                0                0              0     0       $8,555
Operating Lease
Obligations                     $1,113,314          $817,515         $616,349         $611,549       $101,525     0   $3,260,252

Note Payable                      $200,000                 0                0                0              0     0     $200,000

Other Long-Term
Obligations Reflected on
Balance Sheet under GAAP           $60,490(1)              0                0                0              0     0      $60,490(1)
                                 ---------         ---------        ---------         --------        -------    --    ----------

Total                           $1,382,359        $1,297,515       $1,386,349         $611,549       $101,525    0    $4,779,297


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

Revenue recognition

         Securities transactions, commission income, sales concessions from participation in syndicated offerings and related expenses are recorded on a trade date basis. Insurance and mutual fund commissions received from outside vendors are recognized as income when earned. Securities owned and securities sold, but not yet repurchased are stated at quoted market value with unrealized gains and losses included in earnings. Investment account securities not readily marketable are carried at estimated fair value as determined by management with unrealized gains and losses included in earnings.

Long-lived Assets

         We evaluate impairment losses on long-lived assets used in operations, primarily fixed assets, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FASB Statement No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value.

Clearing Agreement

         Montauk Financial Group introduces all of its customer transactions, which are not reflected in the financial statements, to its clearing brokers, which maintain the customers' accounts and clears such transactions. Additionally, the clearing brokers provide the clearing and depository operations for Montauk Financial Group's proprietary securities transactions. These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Montauk Financial Group has agreed to indemnify the clearing brokers for any resulting losses. We will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on our financial statements.

Income taxes

         Due to significant operating losses from 2001-2003 we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2005, and we intend to maintain it until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

New Accounting Standards

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is not effective for public entities which are small business filers until the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. The Company expects to adopt SFAS 123 (R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under Stock Based Compensation in the Notes to the Consolidated Financial Statements.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change or the cumulative effect of applying a change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2005 and December 31, 2004, equity securities positions owned and sold, not yet purchased were approximately $303,612 and $3,564 and $370,720 and $174,326 respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 8.    Financial Statements

         See Financial Statements attached hereto at pages F-1 to F-33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A.    Controls and Procedures

         Our management, including the President and the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our President and our Chief Executive Officer and Chief Financial Officer concluded that we had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our President and our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

         None

                                       35
PAGE>


                                    PART III

Item 10. Directors and Executive Officers

     Our directors and executive officers for the year ended December 31, 2005 are as set forth below. During 2005, our Board consisted of five individuals, however, on February 24, 2006, Mr. David I. Portman was elected to our Board.

Board Of Directors

Name                                     Age                 Position

Herbert Kurinsky                         74                  Class I Director and Chairman of the Board of
                                                             Directors- First Montauk Financial Corp.

William J. Kurinsky                      45                  Class I Director, Vice-Chairman of the Board of
                                                             Directors- First Montauk Financial Corp.

Victor K. Kurylak                        49                  Class II Director, Chief Executive Officer & President

Ward R. Jones, Jr.                       74                  Class III Director, First Montauk Financial Corp.

Barry D. Shapiro                         64                  Class II Director, First Montauk Financial Corp.

David I. Portman                         64                  Class III Director, First Montauk Financial Corp.

Executive Officers

Name                                     Age                 Position

Victor K. Kurylak                        49                  Chief Executive Officer and President, First Montauk
                                                             Financial Corp. and Montauk Financial Group

Robert I. Rabinowitz                     48                  Executive Vice President, General Counsel and Secretary
                                                             -First Montauk Financial Corp., Montauk Financial Group
Mindy A. Horowitz                        48                  Acting Chief Financial Officer, Vice President of
                                                             Finance -First Montauk Financial Corp., Chief Financial
                                                             Officer, Treasurer, Fin.Op.- Montauk Financial Group


         On May 4, 2005, Norma Doxey, who served as a Class II director since 1988, resigned. On that date Victor K. Kurylak, our CEO, was elected to our board to fill the vacancy created by Ms. Doxey's resignation.

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

         Herbert Kurinsky, our Chairman, became a Director and the President of First Montauk Financial Corp. on November 16, 1987. Mr. Kurinsky is a co-founder of Montauk Financial Group and has been its President, one of its Directors and its Registered Options Principal since September of 1986. Effective January 1, 2004, Mr. Kurinsky relinquished his duties as our Chief Executive Officer. From March 1984 to August 1986, Mr. Kurinsky was the President of Homestead Securities, Inc., a New Jersey broker/dealer. From April 1983 to March 1984, Mr. Kurinsky was a branch office manager for Phillips, Appel & Waldon, a securities broker/dealer. From February 1982 to March 1983, Mr. Kurinsky was a branch office manager for Fittin, Cunningham and Lauzon, a securities broker/dealer. From November 1977 to February 1982, he was a branch office manager for Advest Inc., a securities broker/dealer.
Mr. Kurinsky received a B.S. degree in economics from the University of Miami, Florida in 1954.

         William J. Kurinsky serves as our Vice Chairman of the Board of Directors. In 2004, Mr. Kurinsky served as our Chief Executive Officer, Vice Chairman, Chief Financial Officer and Secretary. Mr. Kurinsky relinquished these offices on February 1, 2005. Mr. Kurinsky previously served as our Vice President, a Director and Chief Operating Officer, in addition to serving as Chief Financial Officer and Secretary, since November 16, 1987. Mr. Kurinsky relinquished the office of Chief Operating Officer and became our Chief Executive Officer and Vice Chairman, effective January 1, 2004. He is a co-founder of Montauk Financial Group and has been one of its Vice Presidents, a Director and its Financial/Operations Principal since September of 1986. Prior to that date, Mr.
Kurinsky was Treasurer, Chief Financial Officer and Vice President of Operations of Homestead Securities, Inc., a securities broker/dealer. Mr. Kurinsky received a B.S. from Rutgers University in 1984. He is the nephew of Herbert Kurinsky.

         Ward R. Jones, Jr. has been a member of our Board of Directors since June 1991. From 1955 through 1990, he was employed by Shearson Lehman Brothers as a registered representative, eventually achieving the position of Vice President. Mr. Jones was a registered representative of Montauk Financial Group from 1991 to 2005 but did not engage in any securities business. Mr. Jones is now retired from the securities business.

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

          David I. Portman rejoined our Board of Directors on February 24, 2006, and had previously served on our Board from 1993 until December 31, 2002. Mr. Portman is the president of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he has held since 1978. In addition, Mr. Portman currently serves as a director of Pacifichealth Laboratories, Inc., a publicly held nutrition technology company, a position he has held since August 1995. The Registrant's broker-dealer subsidiary underwrote the initial public offering of the common stock of Pacifichealth Laboratories. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications and became President of TRIAD Development.

         Victor K. Kurylak became our Chief Executive Officer on February 1, 2005, and continues to serve as President, a position he has held since January 1, 2004. Mr. Kurylak was elected to our board on May 4, 2005. From January 1, 2004 through January 31, 2005, Mr. Kurylak was our President and Chief Operating Office. From January 2001 through December 2003, Mr. Kurylak was a self-employed business consultant, and was retained by us prior to his becoming our President and Chief Operating Officer. From November 1995 through December 2000 he was the owner and Executive Vice President for Madison Consulting Group/Summit Insurance, an independent insurance brokerage firm. From February 1990 through October 1995, Mr. Kurylak was the Chief Information Officer for Rockefeller Financial Services in New York City. Mr. Kurylak received his Bachelor of Sciences degree in Engineering from Princeton University in 1979. Mr. Kurylak is registered as a general securities representative and registered principal and is licensed as a life, health and property and casualty insurance producer.

         Robert I. Rabinowitz, Esq. has been our General Counsel since 1987. In February 2005 he became our secretary, and retained the position of Executive Vice President and General Counsel. Previously, he served as General Counsel of Montauk Financial Group from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of Montauk Financial Group as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the National Association of Securities Dealers, Department of Arbitration. Mr. Rabinowitz graduated from the American University with a BA in 1979 and from The Antioch School of Law with a JD in 1982. Mr. Rabinowitz's wife is a niece of Mr. Herbert Kurinsky and a sister of Mr. William Kurinsky.

         Mindy A. Horowitz, CPA, was appointed acting Chief Financial Officer of First Montauk Financial Corp. effective February 1, 2005. In January 2005, she became the Chief Financial Officer and Financial and Operations Principal of Montauk Financial Group. She had previously been Vice President of Finance for Montauk Financial Group since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk Securities Corp. Ms. Horowitz graduated with a MS in accounting from Monmouth College in 1981. Ms. Horowitz is a Certified Public Accountant.

Significant Employee

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

Certain Reports

         No person who, during the year ended December 31, 2005, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934) failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

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

Meetings of Directors

         During 2005, the Board of Directors met on six occasions and voted by unanimous written consent on two occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

Committees of the Board of Directors

         The Board of Directors has three committees: Audit Committee, Compensation Committee and Special Committee. Our Board of Directors currently consists of six individuals, three of whom are independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market. Our independent directors are Ward R. Jones, Jr., Barry D. Shapiro and David I. Portman.

         For the year ended December 31, 2005, the members of the committees, and a description of the duties of the Committees were as follows:

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

         During the year ended December 31, 2005, the audit committee met on four occasions. The audit committee adopted a written charter governing its actions effective June 23, 2000. During the year, the members of the audit committee were Ward R. Jones and Barry D. Shapiro. Both of the members of our audit committee were "independent" within the definition of that term as provided in the Marketplace Rules of the Nasdaq Stock market. The Board has determined that Mr. Barry D. Shapiro qualified as the audit committee financial expert as defined under applicable Securities and Exchange Commission rules. Mr. Shapiro serves as chairman of this committee. Mr. Portman was appointed to serve on this committee at the time of his election to our Board in February 2006.

         Compensation Committee. The compensation committee functions include administration of our 2002 Incentive Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment and separation agreements with our executive officers. The compensation committee's members, during 2005, were Ward R. Jones and Barry D. Shapiro. Mr. Jones serves as chairman of this committee. During the year ended December 31, 2005, the committee met on two occasions. Mr. Portman was appointed to serve on this committee at the time of his election to our Board in February 2006.

         Special Committee. The Special Committee of the Board was formed on February 24, 2006 for the purpose of reviewing and evaluating any transactions that may be presented to the Board for the benefit of the shareholders. The special committee, which consists of our three independent members of the Board, have engaged an investment banking firm to provide an opinion on the fairness to the shareholders of the proposed sale of our company to a private investor, and if warranted will have the authority to engage independent counsel.

Compensation Committee Interlocks and Insider Participation

         There are no compensation committee interlocks between the members of our compensation committee and any other entity. None of the members of the Board's compensation committee are executive officers of our company.

 Compensation of Directors

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

         In addition, members of the Special Committee received an initial cash award of $5,000 and will receive an annual cash award of $5,000 per year after 2006, as well as an additional cash payment of $10,000 each to evaluate the potential transaction elsewhere described in the report. This fee will be paid to each member without regard to the committee's position on such transaction or event.

Code of Ethics

         On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and Chief Financial Officer and our President. A copy of our Code of Ethics and Conduct was filed as Exhibit 14 to our annual report on Form 10-K for 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended December 31, 2005.

Item 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2005, 2004 and 2003 to each of our named executive officers.


                                                                                Long Term
                                                                                Compensation Awards

                                                                            Restricted          No. of Securities
                                      Fiscal                                 Stock              Underlying             All Other
Name and Principal Position            Year      Salary       Bonus          Awards             Options/SARs           Compensation

Herbert Kurinsky                      2005      $200,000     $100,000        $ 0                0
Chairman of the Board of              2004      $200,000     $  42,570       $131,250(1)        0
Directors - FMFC                      2003      $206,218     $200,000        $ 0                0


William J. Kurinsky                   2005      $  34,231    $ 0             $ 0                200,000(3)
                                                                                                                         $3,942(3)
Former Chief Executive and Chief      2004      $300,000     $ 31,590        $131,250(2)        0
Financial Officer and  Secretary -    2003      $206,218     $ 50,000        $ 0                0
FMFC and             Montauk
Financial Group

Victor K. Kurylak, President,         2005      $275,000     $200,000        $570,000(4)
Chief Executive Officer and Chief     2004      $250,000     $  63,181       $  87,500(5)       250,000 (6)
Operating Officer, FMFC and Montauk
Financial Group

Robert I. Rabinowitz                  2005      $190,000     $ 20,000        $ 57,000(7)        150,000 (8)
General Counsel - FMFC and            2004      $180,000     $ 25,000        $ 0                100,000 (8)
Montauk Financial                     2003      $150,000     $ 10,000        $ 0                0
Group

Mindy A. Horowitz                     2005      $140,000     $ 20,000        $ 57,000(9)        75,000 (10)
Acting Chief Financial Officer,       2004      $125,000     $ 20,000        0                  0
FMFC, and Chief Financial             2003      $125,000     $ 15,000        0                  100,000(10)
Officer, Fin. Op. Montauk
Financial Group

1) In January 2004, Mr. Herbert Kurinsky was issued 375,000 shares of restricted common stock in conjunction with his employment agreement, which said shares had a market value of $131,250 at date of issuance.

2) In January 2004, Mr. William J. Kurinsky was issued 375,000 shares of restricted common stock in conjunction with his employment agreement, which said shares had a market value of $131,250 at date of issuance.

3) In February 2005, the Company issued 197,824 shares of newly created Series B Preferred Stock valued at $1,000,000, made a severance payment of $136,000, and issued a note for $200,000 to Mr. William Kurinsky pursuant to the terms of a Separation Agreement as discussed below in greater detail. Mr. Kurinsky received $3,942 in commission income during 2005. Mr. Kurinsky's previously granted options to purchase 325,000 shares of our common stock with exercise prices of $0.83 to $2.00 per share have been cancelled. Mr. Kurinsky received new options to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $0.83 per share, in connection with his services as a consultant. The new options will have a three-year exercise term. Mr. Kurinsky also earned $3,942 in commissions for 2005.

4) In February 2005, the Company issued Mr. Kurylak 1,000,000 restricted shares of common stock, pursuant to the terms of his new employment agreement as discussed below in greater detail, which said shares had a market value of $570,000 at date of issuance.

5) In January 2004, Mr. Kurylak was issued 250,000 shares of restricted common stock which said shares had a market value of $87,500 at date of issuance.

6) In 2004, the Compensation Committee authorized an option grant to Mr. Victor K. Kurylak to purchase 250,000 shares of Common Stock at an exercise Price of $.75 per share for 5 years, and an option grant to purchase 250,000 shares of Common Stock at an exercise price of $.50 Per share for 5 years. Mr. Kurylak returned the option grant exercisable at $.75 in February 2005 in conjunction with a new Employment agreement, as discussed in greater detail below.

7) In February 2005, Mr. Rabinowitz was issued an aggregate of 100,000 restricted shares of common stock. Said shares had a market value of $57,000 at date of issuance. These shares were granted to Mr. Rabinowitz pursuant to the terms of his new employment agreement as discussed below in greater detail.

8) In 2005, the Compensation Committee authorized an option grant to Mr. Rabinowitz to purchase 150,000 shares of common stock at an exercise price of $1.25 per share for five years. In 2004, the Compensation Committee authorized an option grant to Mr. Robert Rabinowitz to purchase 100,000 shares of common stock at an exercise price of $.50 for five years.

9) In February 2005, Ms. Horowitz was issued an aggregate of 100,000 restricted shares of common stock. Said shares had a market value of $57,000 at date of issuance. These shares were granted to Ms. Horowitz pursuant to the terms of her new employment agreement as discussed below in greater detail.

10) In 2005, the Compensation Committee authorized an option grant to Ms. Horowitz to purchase 75,000 shares of common stock at an exercise price of $1.25 per share for five years. In 2003, the Compensation Committee authorized an option grant to Ms. Mindy Horowitz to purchase 100,000 shares of common stock at an exercise price of $.50 for five years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table contains information with respect to the named executive officers concerning options granted during the year ended December 31, 2005.

                                                               INDIVIDUAL GRANTS


                                                                                           Potential Realizable Value
                                                                                             At Assumed Annual Rates
                                             Percent of                                              of Stock
                              Number of        Total                                         Price Appreciation For
                             Securities       Option/                                                Option
                             Underlying     SARS Granted    Exercise of                               Term
                             Option/SARs    To Employees    Base Price      Expiration
        Name                 Granted (#)   In Fiscal Year    (S/Sh)            Date             5% ($)     10% ($)
        (a)                     (b)         (c) (1)           (d)               (c)              (f)         (g)

Mindy A. Horowitz               75,000        12%            $1.25            7/27/10          $4,500        $24,750


Robert I. Rabinowitz           150,000        24%            $1.25            7/27/10          $9,000        $49,500

-----------------------

(1) Includes options granted to non-employee registered representatives under the 2002 Incentive Stock Option Plan, as amended.




                                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                         AND FY-END OPTION/SAR VALUES
                                                                                        Value of
                             Shares                         Number of                    Unexercised
                             Acquired                       Unexercised                  In-the-money
                             on           Value             Options as of                Options at
              Name           Exercise  Realized             December 31, 2005            December 31, 2005 (1)
              ----           --------  --------             -----------------            ---------------------

                                                      Exercisable/Unexercisable     Exercisable/Unexercisable
     Herbert Kurinsky            --        $0               200,000/0                          $20,000/$0
     William J. Kurinsky         --        $0               200,000/0                          $ 2,000 /$0
     Victor K. Kurylak           --        $0               166,667/83,333                     $58,333/$29,167
     Robert I. Rabinowitz        --        $0               293,750/0                          $35,000/$0
     Mindy A. Horowitz           --        $0               175,000/0                          $35,000/$0

----------------------

 (1) Based upon the closing bid price of our common stock on December 31, 2005 ($.85 per share), less the exercise price for the aggregate number of shares subject to the options.


Employment Contracts, Termination of Employment and Change in Control Agreements

Herbert Kurinsky

         On February 1, 2006, we entered into a Separation Agreement with Herbert Kurinsky, the Chairman of our Board of Directors. Under the terms of the Separation Agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement, effective as of February 1, 2006. However, Mr. Kurinsky continues to serve as Chairman of our Board of Directors. In addition, the Separation Agreement provides for the following:

        o        Mr. Kurinsky was paid a lump sum severance amount of $300,000.

        o We issued to Mr. Kurinsky a promissory note in the principal amount of $550,217.41, payable in monthly installments of $12,500 over a period of 48 months and bearing interest at the rate of 4.5% per annum.

        o We will continue to provide medical and dental benefits to Mr. Kurinsky and his wife for a period of 48 months.

        o Pursuant to his employment agreement, all unvested restricted stock made to Mr. Kurinsky has vested in full.

        o In the event of a change of control in the ownership of the Company, as defined in the Separation Agreement, (i) the total remaining principal of the promissory note, and any accrued but unpaid interest thereon, shall become immediately due and payable; (ii) Mr. Kurinsky shall have the option to require us to pay him an amount in cash equal to the costs of providing health and insurance benefits for the period of time between the effective date of his election to receive the cash payment and the balance of the 48 month period during which we are obligated to pay these benefits; and (iii) the total remaining automobile allowance payments required by the Separation Agreement shall accelerate and be immediately due and payable. We and Mr. Kurinsky have also exchanged mutual releases except to the extent each has reserved their rights as provided in the Separation Agreement.

William J. Kurinsky

         Mr. William J. Kurinsky stepped down as our Chief Executive Officer effective February 1, 2005, at which time we entered into a Separation Agreement with William J. Kurinsky, which provides for Mr. Kurinsky to terminate his employment with us. Under the terms of the Separation Agreement, Mr. Kurinsky relinquished his position as our Chief Executive Officer and that of our subsidiaries, including our broker dealer subsidiary First Montauk Securities Corp. Mr. Kurinsky remains a member of our board of directors.

         The Separation Agreement includes the following provisions:

        o Mr. Kurinsky's employment agreement dated January 1, 2004, which had a term set to expire in December 2008, was terminated in full.

        o Mr. Kurinsky was retained as a consultant for a term of two years with a consulting fee of $12,645 per month.

        o Mr. Kurinsky was issued an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock, par value $0.10 per share, which will have a deemed issue price of $1,000,000, and will be convertible into Common Stock on the basis of ten shares of Common Stock for each share of Series B Preferred Stock. The Series B Stock has voting rights based upon the number of shares of Common Stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year.

        o We issued a promissory note in the principal amount of $200,000 bearing interest at 8% per annum which was paid in full in February 2006.

        o        We made a lump sum cash payment in the amount of $136,000.

        o Mr. Kurinsky's options to purchase 325,000 shares of our common stock with exercise prices of $0.83 to $2.00 per share were cancelled, and a new option grant for an aggregate of 200,000 shares of Common Stock with an exercise price of $0.83 per share were granted to Mr. Kurinsky in connection with his services as a consultant. The new options will have a three-year exercise term. Pursuant to his employment agreement, all outstanding restricted stock grants immediately vested.

        o We will continue to pay for the benefits such as health and medical plans that Mr. Kurinsky was otherwise entitled to under his employment agreement for a period of 24 months.

Victor K. Kurylak

         Effective February 1, 2005, the Board approved the appointment of Mr. Victor K. Kurylak as our Chief Executive Officer and entered into a new employment agreement. Mr. Kurylak was granted 1,000,000 shares of our common stock as a bonus for our performance for the year ended December 31, 2004, and in consideration of his assuming the position of Chief Executive Officer, which shares vest in increments of one third commencing on February 1, 2005, December 31, 2005 and December 31, 2006. In the event of a change of control of the Company, all unvested shares would vest. Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. His prior agreement entered into effective January 1, 2004 was terminated.

         Under the terms of Mr. Kurylak's employment agreement, which expires December 31, 2007, Mr. Kurylak receives a base salary of $275,000 per year; subject to annual increases of 10% provided we have profits of at least $500,000 per annum. In addition, Mr. Kurylak is entitled to receive medical and other benefits that we have in effect for its executives. Mr. Kurylak is entitled to participate in our executive bonus pool which has been established by the Board to constitute 15% of our net pre tax profit. Further, Mr. Kurylak is also entitled to a portion of the corporate finance bonus pool defined as 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements. In the event of termination without cause, Mr. Kurylak would be entitled to a severance payment consisting of accrued compensation, continuation of his benefits and payment of his base salary for a period of the greater of three months or the unexpired term.

Other Executive Officers

         In 2005, we entered into new employment agreements with two executive officers and a member of our senior management team; Robert Rabinowitz, Mindy Horowitz and Brian Cohen. Mr. Rabinowitz serves as Executive Vice President, General Counsel and Secretary; Ms. Horowitz serves as Chief Financial Officer and Mr. Cohen serves as Senior Vice President-Information Systems. The Board also approved restricted stock awards to each of these persons of 100,000 shares as a performance bonus award and as an incentive to continue their employment with us. The agreements have an initial term of one year ending February 1, 2006 and are renewable for successive one year terms unless we provide 120 prior notice of our intention not to renew the agreements. These agreements are currently in effect.

         Under his agreement, Mr. Rabinowitz will receive a base salary of $190,000 per year and is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of his employment without cause, Mr. Rabinowitz would be entitled to receive a severance payment equal to the sum of
(i) one year's salary, (ii) his portion of the bonus pool payments he would otherwise be entitled to and (iii) payment of the costs of health and other benefits for 12 months.

         The agreements with Ms. Horowitz and Mr. Cohen have similar terms except that Ms. Horowitz receives a base salary of $140,000 and Mr. Cohen receives a base salary of $130,000.

Incentive Stock Option Plan

         In June 2002, we adopted the 2002 Incentive Stock Option Plan, which provides for the grant of options to purchase up to 5,000,000 shares of our common stock by our employees, registered representatives and consultants. Under the terms of the Incentive Plan, options granted thereunder may or may not be designated as options which qualify for incentive stock option treatment under
Section 422A of the Code.

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

         Effective as of the date of this Annual Report, since the adoption of the 2002 Incentive Plan, we have issued 979,802 options to registered representatives and employees which have not been exercised or cancelled. There remain 85,600 options outstanding from our 1992 Incentive Stock Option Plan, resulting in a total of 1,065,402 options outstanding.

Director Plan

          In June 2002, we adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides that each non-executive director will automatically be granted an option to purchase 20,000 shares each September 1, provided such person has served as a director for the 12 months immediately prior to such September 1st. A Non-Executive Director who has not served as a director for an entire year prior to September 1st of each year shall receive a pro rata number of options. Options are granted under the Director Plan until 2012 to non-executive directors who are not our full time employees.

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

         To date, a total of 160,000 options have been granted to our non-Executive directors under the 2002 Plan. An additional 20,000 options remain outstanding from grants made pursuant to the 1992 Non-Executive Director Stock Option Plan, which terminated in June 2002, and which was replaced by the 2002 Non-Executive Director Stock Option Plan.

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

         Awards granted under the Management Plan are also entitled to certain acceleration provisions that cause awards granted under the Plan to immediately vest in the event of a change of control or sale of our company. Awards under the Management Plan may be made until June 2006.

         In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the Senior Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 1,035,000 shares of our common stock are currently outstanding under the Senior Management Plan and to date we have issued an aggregate of 2,300,000 shares of our common stock as restricted stock awards to senior management under this Plan.

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management

         The following table sets forth certain information as of March 30, 2006 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.



           Directors, Officers                                   Amount and Percentage
           and 5% Shareholders (1)                              Of Beneficial Ownership (1)
           -----------------------                              ---------------------------

                                                             Number of Shares          Percent
           Herbert Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      339,104                 2.1%

           William J. Kurinsky
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                    3,409,063(2)             18.8%

           Victor K. Kurylak
           Parkway 109 Office Center
           328 Newman Springs Road                               1,500,000(3)              9.2%
           Red Bank, NJ 07701

           Robert I. Rabinowitz, Esq.
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      404,500(4)              2.5%

           Mindy A. Horowitz
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      275,000(5)              1.7%

           Ward R. Jones
           300 West Jersey Road
           Lehigh Acres, FL  33936                                 110,000(6)                *

           David I. Portman
           142 Highway 35
           Eatontown, NJ 07724                                      50,000                   *

           Barry D. Shapiro, CPA
           331 Newman Springs Road
           Red Bank, NJ 07701                                       80,000(7)                *

           BMAC Corp.
           502 E. John Street
           Carson City, NV 89706                                   837,643(8)              5.2%

           Amnon Kawa
           10501 Wilshire Blvd. #1809
           Los Angeles, CA  90024                                  798,800 (9)             5.0%

           All  Directors  and  Officers  as  a
           group (8 persons in number)                           6,167,667                32.4%
------------------------------------------

* Indicates less than 1%
 (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.

 (2) Includes vested and presently exercisable options of Mr. William J. Kurinsky to purchase 200,000 shares of common stock. Amounts and percentages indicated for Mr. Kurinsky also include an aggregate 1,978,240 shares of common stock issuable upon conversion of 197,824 shares of Series B Convertible Redeemable Preferred Stock.
(3) Amounts and percentages indicated for Mr. Kurylak include an aggregate of 1,250,000 restricted shares of common stock and options to purchase 250,000 shares of common stock, all of which securities vest in equal amounts over a three-year period commencing: a) on December 31, 2004, December 31, 2005 and December 31, 2006 with respect to 250,000 common shares and 250,000 options, and b) on February 1, 2005, December 31, 2005 and December 31, 2006 with respect to 1,000,000 shares of common stock.
(4) Includes vested and presently exercisable options of Mr. Robert Rabinowitz to purchase 250,000 shares of common stock. Amounts and percentages indicated for Mr. Rabinowitz include an aggregate of 100,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007. Mr. Rabinowitz's children own 2,000 shares of common stock.
(5) Includes vested and presently exercisable options of Ms. Mindy Horowitz to purchase 175,000 shares of common stock. Amounts and percentages indicated for Ms. Horowitz include an aggregate of 100,000 shares of restricted common stock, which shares vest in equal amounts of 33.3%, on February 1, 2005, February 1, 2006 and February 1, 2007.
(6) Includes vested and presently exercisable options of Mr. Ward Jones to purchase 100,000 shares of common stock. (7) Includes vested and presently exercisable options of Mr. Barry Shapiro to purchase 80,000 shares of common stock. (8) As reported under Schedule 13D/A filing made by BMAC Corp. dated June 10, 2005 and subsequently amended on January 19, 2006. (9) As reported under Schedule 13D filing made by Mr. Kawa dated February 15, 2006.

Equity Compensation Plan Information

         The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005, including the 2002 Incentive Stock Option Plan, the 2002 Non-Executive Director Stock Option Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended and the 1996 Senior Management Stock Option Plan, as amended. Information concerning each of the aforementioned plans is set forth below following the caption "Shareholder Approved Option Plans." Each of the 1992 Incentive Stock Option Plan and 1992 Non-Executive Director Stock Option Plan has expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.


============================== =========================== =========================== ==============================
                                                                                           Number of Securities
                                                                                          Remaining Available for
                                Number of Securities to                                    Future Issuance Under
                                   to be Issued upon                                          Equity Compensation
                                       Exercise of             Weighted Average                 Plans Excluding
                                   Outstanding Options        Exercise Price of            Securities Reflected in
                                        and Rights           Outstanding Options                Column (a)
        Plan Category                      (a)                        (b)                            (c)
============================== =========================== =========================== ==============================

Equity Compensation Plans              2,707,3021                    $0.85                     4,155,9002,3
Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans                 N/A                         N/A                           N/A
Not Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Total                                  2,707,3021                    $0.85                     4,155,9002,3
------------------------------ --------------------------- --------------------------- ------------------------------


1. Includes 1,023,002 options issued pursuant to the our 2002 Incentive Stock Option Plan, 206,800 options issued pursuant to our 1992 Incentive Stock Option Plan, as amended, 180,000 options issued pursuant to our 2002 Director Stock Option Plan, 20,000 options issued pursuant to our 1992 Director Stock Option Plan, as amended, and 1,297,500 options and shares issued pursuant to our 1996 Senior Management Stock Option Plan, as amended.
2. Includes 3,468,400 options available for issuance under our 2002 Incentive Stock Option Plan and an aggregate of 307,500 shares reserved for issuance as options, incentive stock rights or pursuant to restricted stock purchase agreements under our 1996 Senior Management Stock Option Plan, as amended.
3. Includes 380,000 options assumed available for issuance under our 2002 Directors Stock Option Plan. We expect to have three outside directors, each of whom will receive 20,000 options over the ten years of the plan.


Item 13.          Certain Relationships and Related Transactions

         For information concerning the terms of the employment agreements entered into between us and Messrs. Victor K. Kurylak, Robert I. Rabinowitz and Ms. Mindy A. Horowitz, and the Separation Agreements entered into with William J. Kurinsky and Herbert Kurinsky, see Item 11, "Executive Compensation".

Item 14.          Principal Accountant Fees and Service.

         Our Audit Committee has selected Lazar Levine & Felix LLP, Certified Public Accountants, as its independent accountants for the current fiscal year. The audit services provided by Lazar Levine & Felix LLP consist of examination of financial statements, services relative to filings with the Securities and Exchange Commission, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements to Lazar Levine & Felix LLP for the year ended December 31, 2005, and fees billed for other services rendered by our independent auditors during those periods.

---------------------------------------- ------------------------------------- -------------------------------------
                                          Fiscal Year Ended December 31, 2005                     Fiscal Year Ended
                                                                                                  December 31, 2004
---------------------------------------- ------------------------------------- -------------------------------------

Audit Fees (1)                                                       $169,400                              $185,035
---------------------------------------- ------------------------------------- -------------------------------------

Audit-Related Fees (2)                                                $46,325                                    $0
---------------------------------------- ------------------------------------- -------------------------------------

Tax Fees (3)                                                          $44,728                               $11,600
---------------------------------------- ------------------------------------- -------------------------------------

All Other Fees (4)                                                         $0                               $24,960
---------------------------------------- ------------------------------------- -------------------------------------

Total                                                                $260,453                              $221,595
---------------------------------------- ------------------------------------- -------------------------------------

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

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules

         1.       Financial Statements

         See the Consolidated Financial Statements and Notes thereto, together with the reports thereon of Lazar Levine & Felix, LLP dated March 10, 2006 beginning on page F-1 of this report.

2.       Schedules

         Valuation and Qualifying Accounts

--------------------------------------------------------------------------------------------------------------------------------
               Column A                              Column B               Column C               Column D         Column E
--------------------------------------------------------------------------------------------------------------------------------

                                                                     Charged
                                                                   (credited)
                                                    Balance at         to         Charged to                       Balance at
                                                     beginning    to costs and       other                             end
Description                                          of period      expenses       accounts       Deductions        of period
---------------------------------------          -------------------------------------------------------------------------------

Deferred tax assets:
          Year ended December 31, 2005            $ 5,120,839                   $(1,542,317)                      $ 3,578,522
   Year ended December 31, 2004                   $ 5,381,000                   $  (260,161)                      $ 5,120,839
   Year ended December 31, 2003                   $ 3,723,131                   $ 1,657,869                       $ 5,381,000


Broker loan reserves:
          Year ended December 31, 2005            $ 1,402,631                    $  (317,496)                     $ 1,085,135
   Year ended December 31, 2004                   $ 1,805,322                    $  (402,691)                     $ 1,402,631
   Year ended December 31, 2003                   $ 1,699,395                    $   105,927                      $ 1,805,322


         3.       Exhibits

         Incorporated by reference to the Exhibit Index at the end of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIRST MONTAUK FINANCIAL CORP.


                                      By   /s/ Victor K. Kurylak
                                         --------------------------------------
Dated:  March 31, 2006                    Victor K. Kurylak
                                          Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Herbert Kurinsky                                            March 31, 2006
-------------------------------------
Herbert Kurinsky,
Chairman


/s/ Victor K. Kurylak                                           March 31, 2006
------------------------------------
Victor K. Kurylak, Chief Executive
 Officer, President and Director


/s/ William J. Kurinsky                                         March 31, 2006
------------------------------------
William J. Kurinsky,
Vice Chairman, Director

/s/ Mindy A. Horowitz                                           March 31, 2006
------------------------------------
Mindy A. Horowitz, Acting Chief
Financial Officer and Principal
Accounting Officer


/s/ Ward R. Jones, Jr.                                          March 31, 2006
------------------------------------
Ward R. Jones, Jr., Director


/s/ Barry D. Shapiro                                            March 31, 2006
------------------------------------
Barry D. Shapiro, Director


/s/ David I. Portman                                            March 31, 2006
------------------------------------
David I. Portman, Director

                                  EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

---------------- --------------------------------------------------------------------------------------------
Exhibit No.                                              Description
2.1              Agreement  and Plan of Merger  dated as of February  10,  2005 by and among  First  Montauk
                 Financial  Corp.,  Olympic  Cascade  Financial  Corp.  and  FMFC  Acquisition   Corporation
                 (Previously filed as Exhibit 10.1 to our Current Report on Form
                 8-K dated February 11, 2005).

2.2              Amended and  Restated  Agreement  and Plan of Merger dated as of June 27, 2005 by and among
                 First Montauk  Financial  Corp.,  Olympic  Cascade  Financial  Corp.  and FMFC  Acquisition
                 Corporation (Previously filed as Exhibit 10.1 to our Current
                 Report on Form 8-K dated June 28, 2005).

2.3              Letter Agreement dated as of October 24, 2005 terminating the Amended and Restated Agreement and Plan of Merger, dated June 27, 2005, by and among Olympic Cascade Financial Corporation,
                 OLY Acquisition Corporation and First Montauk Financial Corp. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 25, 2005).

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

3.5              Amendment to Amended and Restated  Certificate of  Incorporation  adopted at Annual Meeting of Shareholders  held on June 23, 2005  (Previously  filed as Exhibit A to Definitive Proxy
                 Statement dated May 19, 2005).

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

4.2              Form of Debenture  Sold in Private  Placement.  (Previously  filed with the  Commission  as
                 Exhibit 4.1 to Report on Form 8-K dated March 27, 2003).

4.3              Form of Placement  Agent Warrant  (Previously  filed with the  Commission as Exhibit 4.2 to
                 Report on Form 8-K dated March 27, 2003).

4.4              Form of Debenture  Sold in Private  Placement.  (Previously  filed with the  Commission  as
                 Exhibit 4.1 to Report on Form 8-K dated January 5, 2004).

4.5              Form of Placement  Agent Warrant  (Previously  filed with the  Commission as Exhibit 4.2 to
                 Report on Form 8-K dated January 5, 2004).

4.6++            Promissory Note issued to Herbert Kurinsky dated February 1, 2006 (Previously filed as
                 Exhibit 4.1 to Current Report on Form 8-K dated February 1, 2006

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

10.4             Sublease Agreement between Aim net Solutions,  Inc. and First Montauk Financial Corp. dated
                 January 15, 2002  (Previously  filed with the Commission as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5++           Employment  Agreement  dated as of  January  1, 2004  between  Herbert  Kurinsky  and First
                 Montauk  Financial  Corp.  (Previously  filed as Exhibit 10.13 to our Annual Report on Form
                 10-K for the fiscal year ended December 31, 2004).



10.6++           Employment Agreement dated as of January 1, 2004 between William J. Kurinsky and First Montauk
                 Financial Corp. (Previously filed as Exhibit 10.14 to our Annual Report on Form 10-K for the
                 fiscal year ended December 31, 2004).

10.7++           Employment Agreement dated as of January 1, 2004 between Victor K. Kurylak and First Montauk
                 Financial Corp. (Previously filed as Exhibit 10.15 to our Annual Report on Form 10-K for the
                 fiscal year ended December 31, 2004).

10.8++           1992  Incentive  Stock Option Plan  (Previously  filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.9++           1992  Non-Executive  Director Stock Option Plan (Previously filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.10++          Amended  and  Restated  1992  Incentive  Stock  Option  Plan.  (Previously  filed  with the
                 Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.11++          Non-Executive Director Stock Option Plan - Amended and Restated June 28, 1996 (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.12++         1996 Senior Management Incentive Stock Option Plan (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.13++         Second Amended and Restated 1992  Incentive  Stock Option Plan  (Previously  filed with the
                Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.14++         1996 Senior Management Incentive Plan Amended as of June 23, 2000 (Previously filed with the
                Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.15++         2002 Incentive Stock Option Plan.  (Previously filed with the Commission as an Exhibit A to our Proxy Statement dated May 20, 2002).

10.16++         2002  Non-Executive  Director Stock Option Plan.  (Previously  filed with the Commission as
                Exhibit B to our Proxy Statement dated May 20, 2002).

10.17++         Form of  Non-Executive  Director Stock Option Award.  (Previously  filed as Exhibit 10.1 to our Report on Form 8-K dated September 2, 2004).

10.18++         Form of Stock Option Award pursuant to Incentive  Stock Option Plan.  (Previously  filed as
                Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.19++         Form of Stock Option Award pursuant to 1996 Senior Management Stock Option Plan.
                (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended
                December 31, 2004).

10.20           Fourth  Amendment to Office Lease  Agreement dated September 22, 2004 between First Montauk
                Securities  Corp.  and River  Office  Equities  (Previously  filed with the  Commission  as
                Exhibit 10.1 to Form 8-K dated September 28, 2004).

10.21++         Separation  Agreement  between  First  Montauk  Financial  Corp.  and William J.  Kurinsky,
                effective as of February 1, 2005.  (Previously  filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.22++         Consulting  Agreement  between  First  Montauk  Financial  Corp.  and William J.  Kurinsky,
                effective as of February 1, 2005.  (Previously  filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.23++         Employment  Agreement  dated as of February  1, 2005  between  Victor K.  Kurylak and First
                Montauk  Financial  Corp.  (Previously  filed as Exhibit 10.31 to our Annual Report on Form
                10-K for the year ended December 31, 2004).

10.24++         Employment  Agreement  dated as of February 8, 2005 between Robert I.  Rabinowitz and First
                Montauk  Financial  Corp.  (Previously  filed as Exhibit 10.32 to our Annual Report on Form
                10-K for the year ended December 31, 2004).

10.25++         Employment  Agreement  dated as of February 8, 2005  between  Mindy A.  Horowitz  and First
                Montauk  Financial  Corp.  (Previously  filed as Exhibit 10.33 to our Annual Report on Form
                10-K for the year ended December 31, 2004).


10.26           Termination  of Clearing  Agreement  between  First  Montauk  Securities  Corp.  and Fiserv
                Securities,  Inc. dated April 21, 2005 (Previously  filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2005).

10.27           Termination of Financial and Security  Agreement among First Montauk Financial Corp., First
                Montauk  Securities  Corp. and Fiserv  Securities,  Inc.  dated April 21, 2005  (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 27, 2005).

10.28++         Separation  Agreement  between First Montauk  Financial  Corp.  and Herbert  Kurinsky dated
                February  1, 2006  (Previously  filed as Exhibit  10.1 to Current  Report on Form 8-K dated
                February 1, 2006).

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

23.1*           Consent of Lazar, Levine & Felix.

31.1*           Certification of Chief Executive Officer and President

31.2*           Certification of Acting Chief Financial Officer

32.1 *          Certification  of  Victor K.  Kurylak  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *          Certification of Mindy A. Horowitz pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------------------------------------


++ Denotes management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
First Montauk Financial Corp
Red Bank, New Jersey

     We have audited the accompanying consolidated balance sheets of First Montauk Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, cash flows and the schedule listed in the accompanying index for each of the two years in the period ended December 31, 2005. These consolidated financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years in the period then ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





New York, New York                    /s/ Lazar, Levine and Felix LLP
March 10, 2006                        ---------------------------------------
                                      LAZAR LEVINE AND FELIX LLP

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         We have audited the accompanying consolidated statement of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U. S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      /s/ Schneider & Associates, LLP
                                      ----------------------------------------
                                      SCHNEIDER & ASSOCIATES, LLP

Jericho, New York
March 18, 2004



                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                            December 31,         December 31,
                                                                                                2005                 2004
                                                                                          -----------------    -----------------



ASSETS
Cash and cash equivalents                                                                      $ 1,990,815          $ 1,034,681
Due from clearing firm                                                                           4,756,646            5,815,819
Securities owned, at market value                                                                  303,612              370,720
Prepaid expenses                                                                                   287,394              340,821
Employee and broker receivables - net of reserve for bad debt
      of $1,085,135 and $1,402,631 respectively                                                    309,199              548,240
Property and equipment - net                                                                       449,460              790,909
Income taxes receivable                                                                              --                  40,525
Other assets                                                                                       622,804              892,659

                                                                                          -----------------    -----------------
      Total assets                                                                             $ 8,719,930          $ 9,834,374
                                                                                          =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Deferred income                                                                                        $ -          $ 5,105,116
6% convertible debentures                                                                        1,250,000            3,015,000
Securities sold, not yet purchased, at market value                                                  3,564              174,326
Commissions payable                                                                              2,027,379            2,499,793
Accounts payable                                                                                   486,676              614,784
Accrued expenses                                                                                 1,373,354            1,078,185
Income taxes payable                                                                                32,167               44,546
Capital leases payable                                                                               8,555               62,460
Other liabilities                                                                                  310,384              338,781
                                                                                          -----------------    -----------------

      Total liabilities                                                                          5,492,079           12,932,991
                                                                                          -----------------    -----------------

Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 3,929,898 shares authorized, $.10 par
   value, no shares issued and outstanding                                                           --                   --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value,
   305,369 shares issued and outstanding;
   liquidation preference:  $1,526,845                                                              30,537               30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 and 0 shares issued and outstanding
   respectively; liquidation preference:  $1,000,000                                                19,782                --
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized and 15,937,407 and 10,258,509 shares issued and
   outstanding, respectively                                                                    10,444,110            7,257,292
Additional paid-in capital                                                                       1,930,810              950,592
Accumulated deficit                                                                             (8,809,203)         (10,948,157)
   Less:  deferred compensation                                                                   (388,185)            (388,881)
                                                                                          -----------------    -----------------

      Total stockholders' equity (deficit)                                                       3,227,851           (3,098,617)
                                                                                          -----------------    -----------------

      Total liabilities and stockholders' equity (deficit)                                     $ 8,719,930          $ 9,834,374
                                                                                          =================    =================


                                             See notes to consolidated financial statements.

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Twelve months ended December 31
                                                                --------------------   ------------------     ------------------
                                                                        2005                  2004                   2003
                                                                 --------------------   ------------------     ------------------


Revenues:

Commissions                                                             $ 37,493,733         $ 42,732,238           $ 41,883,669
Principal transactions                                                     5,578,820            9,058,259              9,466,359
Investment banking                                                         6,640,402            2,716,042              2,439,144
Interest and other income                                                  8,370,711            4,680,702              4,437,510
                                                                 --------------------   ------------------     ------------------

     Total revenue                                                        58,083,666           59,187,241             58,226,682
                                                                 --------------------   ------------------     ------------------

Expenses:

Commissions, employee compensation and benefits                           44,398,131           46,851,474             46,218,107
Executive separation                                                       1,432,937            --                     --
Clearing and floor brokerage                                               1,926,005            2,466,027              2,934,164
Communications and occupancy                                               2,483,056            2,664,256              2,659,105
Legal matters and related costs                                            1,773,604            2,714,769              5,836,960
Other operating expenses                                                   3,467,972            3,489,425              3,393,335
Interest                                                                     100,123              284,093                204,054
                                                                 --------------------   ------------------     ------------------

     Total expenses                                                       55,581,828           58,470,044             61,245,725
                                                                 --------------------   ------------------     ------------------

Income (loss) before income taxes                                          2,501,838              717,197             (3,019,043)
Provision (benefit) for income taxes                                          77,544              (13,305)               499,000
                                                                 --------------------   ------------------     ------------------
  Net income (loss)                                                      $ 2,424,294            $ 730,502           $ (3,518,043)
   Preferred stock dividends                                                (285,340)             (90,689)               (24,839)
                                                                 --------------------   ------------------     ------------------
   Net income (loss) applicable to common stockholders                   $ 2,138,954            $ 639,813           $ (3,542,882)
                                                                 ====================   ==================     ==================

Earnings (loss) per share:
  Basic                                                                       $ 0.15               $ 0.07                $ (0.40)
  Diluted                                                                     $ 0.12               $ 0.04                $ (0.40)

Weighted average number of shares of stock outstanding:
  Basic                                                                   14,032,057            9,270,350              8,784,103
  Diluted                                                                 20,109,178           15,629,920              8,784,103




                                             See notes to consolidated financial statements.

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM JANUARY 1, 2003 TO DECEMBER 31, 2005



                                         Series A Convertible  Series B Convertible
                                           Preferred Stock       Preferred Stock           Common Stock         Additional
                                        --------------------- ---------------------  ------------------------
                                         Shares     Amount     Shares      Amount      Shares      Amount      Paid-in Capital
                                        ---------------------------------------------------------------------  ------------

Balances at January 1, 2003                330,250   $33,025           -         -     8,527,164 $ 6,384,558   $   950,592

Increase in deferred compensation                                                                    142,402
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                500,000     160,000
Issuance of common stock purchase
   warrants for services                                                                              35,977
Conversion of preferred stock into
   common stock                            (19,161)   (1,916)                             38,322       1,916
Payment of dividends
Net loss for the year
                                        --------------------- ---------------------  ------------------------  ------------
Balances at December 31, 2003              311,089    31,109           -         -     9,065,486   6,724,853       950,592

Increase in deferred compensation                                                                     82,471
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                                                          (60,217)    (21,162)
Issuance of restricted stock in connection
   with employment agreements                                                          1,000,000     350,000
Conversion of preferred stock into
   common stock                             (5,720)     (572)                             11,440         572
Exercise of incentive stock options                                                        1,800         558
Conversion of bonds into common stock                                                    240,000     120,000
Net income for the year
                                        --------------------- ---------------------  ------------------------  ------------
Balances at December 31, 2004              305,369    30,537           -         -    10,258,509   7,257,292       950,592

Increase in deferred compensation                                                                    154,464
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                 25,000      25,000
Issuance of restricted stock in connection
   with employment agreements                                                          1,300,000     741,000
Issuance of preferred stock in connection
   with separation agreement                                     197,824   $19,782                                 980,218
Exercise of incentive stock options                                                      560,998     343,071
Exercise of warrants                                                                     262,900     158,283
Conversion of bonds into common stock                                                  3,530,000   1,765,000
Payment of preferred stock dividends
Net income for the period
                                        --------------------- ---------------------  ------------------------  ------------
Balances at December 31, 2005              305,369   $30,537     197,824   $19,782    15,937,407 $10,444,110   $ 1,930,810
                                        ===================== =====================  ========================  ============



                                     See notes to consolidated financial statements.

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM JANUARY 1, 2003 TO DECEMBER 31, 2005


                                               Retained
                                               Earnings                                                       Stockholders'
                                              (Accumulated       Deferred            Treasury Stock              Equity
                                                Deficit)       Compensation     Shares            Amount        (Deficit)
                                           ----------------   --------------------------------------------   --------------

Balances at January 1, 2003                   $ (8,135,777)      $  (10,088)      --                --         $  (777,690)

Increase in deferred compensation                                  (142,402)
Amortization of deferred compensation                                37,156                                         37,156
Common stock issued in connection
   with legal settlements                                                                                          160,000
Issuance of common stock purchase
   warrants for services                                                                                            35,977
Conversion of preferred stock into
   common stock
Payment of dividends                               (24,839)                                                        (24,839)
Net loss for the year                           (3,518,043)                                                     (3,518,043)
                                           ----------------   --------------  ----------------------------   --------------
Balances at December 31, 2003                  (11,678,659)        (115,334)      --                --          (4,087,439)

Increase in deferred compensation                                  (432,471)                                      (350,000)
Amortization of deferred compensation                               158,924                                        158,924
Repurchase of common stock                                                          (60,217)     $(21,162)         (21,162)
Cancellation of treasury shares                                                      60,217        21,162
Issuance of restricted stock in connection
   with employment agreements                                                                                      350,000
Conversion of preferred stock into                                                                                       -
   common stock                                                                                                          -
Exercise of incentive stock options                                                                                    558
Conversion of bonds into common stock                                                                              120,000
Net income for the year                            730,502                                                         730,502
                                           ----------------   --------------  ----------------------------   --------------
Balances at December 31, 2004                  (10,948,157)        (388,881)      --                --          (3,098,617)

Increase in deferred compensation                                  (154,464)                                             -
Amortization of deferred compensation                               896,160                                        896,160
Common stock issued in connection
   with legal settlements                                                                                           25,000
Issuance of restricted stock in connection                                                                               -
   with employment agreements                                      (741,000)                                             -
Issuance of preferred stock in connection
   with separation agreement                                                                                     1,000,000
Exercise of incentive stock options                                                                                343,071
Exercise of warrants                                                                                               158,283
Conversion of bonds into common stock                                                                            1,765,000
Payment of preferred stock dividends              (285,340)                                                       (285,340)
Net income for the period                        2,424,294                                                       2,424,294
                                           ----------------   --------------  ----------------------------   --------------
Balances at December 31, 2005                 $ (8,809,203)      $ (388,185)      --                --         $ 3,227,851
                                           ================   ==============  ============================   ==============




                                           See notes to consolidated financial statements.

                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Twelve months ended December 31
                                                          -------------   -------------    -----------
                                                              2005            2004            2003
                                                          -------------   -------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $2,424,294       $ 730,502    $(3,518,043)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating
    activities:
 Depreciation and amortization of property and equipment       384,169         538,549        509,968
 Amortization of deferred costs                              1,064,619         223,708         57,932
 Amortization of deferred income                            (5,105,116)       (875,008)      (726,199)
 Deferred income taxes - net                                       --              --         460,000
 Common stock issued in legal settlement                        25,000             --         160,000
 Preferred shares and note payable issued in connection
    with separation agreement                                1,200,000             --              --
 Loss on disposition of property and equipment                     --            4,692             --
 Increase (decrease) in cash attributable to changes
 in assets and liabilities:
 Due from clearing firm                                      1,059,173        (596,552)      (627,566)
 Securities owned                                               67,108        (201,186)        14,410
 Prepaid expenses                                               53,427         113,520        198,125
 Employee and broker receivables                               239,041         100,402        415,877
 Income taxes receivable                                        40,525         (37,900)       212,300
 Other assets                                                  101,395         360,461       (557,430)
 Deferred income                                                   --              --       1,250,000
 Securities sold, not yet purchased                           (170,762)        104,996         69,330
 Commissions payable                                          (472,414)     (1,179,903)       998,568
 Accounts payable                                             (128,108)       (257,789)       350,429
 Accrued expenses                                              295,169        (725,788)      (183,898)
 Income taxes payable                                          (12,379)        (63,365)        52,829
 Other liabilities                                             (70,113)       (259,836)       237,734
                                                          -------------   -------------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            995,028      (2,020,497)      (625,634)
                                                          -------------   -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                           (42,720)       (212,000)      (165,640)
 Other assets                                                      --              --          26,873
                                                          -------------   -------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (42,720)       (212,000)      (138,767)
                                                          -------------   -------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of notes payable                                          --              --         (48,057)
 Payments of capital leases                                    (53,905)       (153,961)      (220,949)
 Repurchase of common shares                                       --          (21,162)            --
 Proceeds from issuance of 6% convertible debentures               --              --       2,105,000
 Proceeds from exercise of incentive stock option              343,071             558             --
 Payments of preferred stock dividends                        (285,340)            --         (24,839)
 Other assets                                                      --              --        (243,830)
                                                          -------------   -------------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              3,826        (174,565)     1,567,325
                                                          -------------   -------------    -----------

Net increase (decrease) in cash and cash equivalents           956,134      (2,407,062)       802,924
Cash and cash equivalents at beginning of year               1,034,681       3,441,743      2,638,819
                                                          -------------   -------------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $1,990,815      $1,034,681     $ 3,441,743
                                                          =============   =============    ===========


                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (continued)


                                                                Twelve months ended December 31
                                                          -------------   -------------    -----------
                                                              2005            2004            2003
                                                          -------------   -------------    -----------

Supplemental disclosures of cash flow information:
 Cash paid during the period
 for:
 Interest                                                    $ 133,967       $ 212,080      $ 134,055
                                                          =============   =============    ===========
 Income taxes                                                 $ 92,473        $ 67,960      $(187,707)
                                                          =============   =============    ===========

Noncash financing activity:
 Equipment acquired through capital lease financing                --         $ 69,585             --
 Exercise of warrants for common stock                       $ 158,283             --              --
 6% convertible debentures converted into common stock      $1,765,000       $ 120,000             --
 Warrants charged to deferred financing costs in
      connection with debenture offering                           --              --        $ 35,987





























                           See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          NATURE OF BUSINESS

                  First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), operates as a securities broker-dealer and investment adviser registered with the Securities and Exchange Commission (SEC). Through FMSC, the Company executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis. Montauk Insurance Services, Inc. (MISI), the other subsidiary, sells a variety of insurance products. The Company operates in one business segment. Customers are located primarily throughout the United States.

                  FMSC clears all customer transactions on a fully disclosed basis through independent clearing firms. Accordingly, FMSC does not carry securities accounts for customers nor does it perform custodial functions related to those securities. FMSC is a member of the National Association of Securities Dealers, Inc. (NASD) and the National Futures Association (NFA).

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

                  Revenue Recognition

                  Securities transactions, commission income, sales concessions from participation in syndicated offerings and related expenses are recorded on a trade date basis. Insurance and mutual fund commissions received from outside vendors are recognized as income when earned.

                  Securities owned and securities sold, not yet purchased are stated at quoted market value. All resulting unrealized gains and losses are included in earnings. Securities not readily marketable are carried at estimated fair value as determined by management.

                  Advances received under the Company's financial agreement with its former clearing firm, Fiserv, were deferred and amortized to income over the term of the agreement on a straight-line basis. Upon termination of the agreement in 2005, the remaining unamortized balance of $4,886,000 was recorded as income (see Note 7).

                  Advertising

                  Advertising costs are expensed as incurred and totaled $68,924, $114,829 and $246,357 in 2005, 2004 and 2003,
                  respectively.

                  Property and Equipment

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation on furniture and equipment is computed over the estimated useful lives of the assets, ranging from three to ten years. Capitalized lease equipment is amortized over the lease term. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes.

                  Cash Equivalents

                  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2005 and 2004.

                  Earnings (Loss) per Share

                  Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In determining basic earnings (loss) per share for the periods presented, dividends paid on Series A Convertible Preferred Stock are added (deducted) to the net income (loss). For 2003, the basic and diluted calculation is the same due to losses incurred and accordingly the result of including potentially dilutive securities is anti-dilutive.

                  In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:


                                                                        Twelve months ended December 31,

                                                            2005                      2004                      2003
                                                            ----                      ----                      ----
     Numerator - basic:

     Net income (loss)                                $2,424,294                  $730,502              $(3,518,043)
     Deduct:  dividends  earned/paid  during
     the year                                          (285,340)                  (90,689)                  (24,839)
                                                       ---------                  --------                  --------

     Numerator  for  basic  earnings  (loss)
     per share                                        $2,138,954                  $639,813              $(3,542,882)
                                                       =========                   =======               ===========
     Numerator - diluted:

     Numerator  for  basic  earnings  (loss)
     per share                                        $2,138,954                  $639,813              $(3,542,882)
     Add: Preferred stock dividends                      285,340                        --                        --
     Add: convertible debenture interest                  86,582                    45,735                        --
                                                          ------                    ------                        --

     Numerator for diluted  earnings  (loss)
     per share                                        $2,510,876                  $685,548              $(3,542,882)
                                                       =========                   =======               ===========
     Denominator:
     Weighted    average    common    shares
     outstanding                                      14,032,057                 9,270,350                 8,784,103
     Effect of dilutive securities:
       Stock options and warrants                      1,160,173                   235,820                        --
       Restricted shares                                 438,708                    93,750                        --
       Convertible preferred stock Series B            1,978,240                        --                        --
       Convertible debentures                          2,500,000                 6,030,000                        --
                                                       ---------                 ---------                 ---------
     Denominator  for diluted  earnings  per
     share                                            20,109,178                15,629,920                 8,784,103
                                                      ==========                ==========                 =========

                  The following securities, presented on a common share equivalent basis, have been excluded from the per share computations because they are antidilutive:


                                                                               Year ended December 31,

                                                             2005                          2004                 2003
                                                             ----                          ----                 ----

                 Stock Options                          1,934,844                     3,514,998            3,556,498
                 Warrants                                  82,409                     3,385,946            4,160,946
                 Convertible debt                              --                            --            6,270,000
                 Convertible preferred                    610,738                       610,738              622,178
                 stock


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


                                                                                Years ended December 31,
                                                                  2005                    2004                   2003
                                                                  ----                    ----                   ----

Net income (loss) applicable to common
stockholders, as reported                                   $2,138,954                $639,813           $(3,542,882)
Deduct: total stock based employee compensation
expense determined under the fair value based
method for all awards, net of tax                            (298,682)               (160,457)              (105,862)
                                                             ---------               ---------              ---------

Pro forma net income (loss) - basic                         $1,840,272                $479,356           $(3,648,744)

Add: preferred stock dividends                                 285,340                      --                     --
Add: convertible debenture interest                             86,582                  45,735                     --
                                                                ------                  ------                     --

Pro forma net income (loss) - diluted                       $2,212,194                $525,091           $(3,648,744)
                                                             =========                 =======            ===========
Net income (loss) per share:

Basic - as reported                                              $0.15                    $.07                $(0.40)
Diluted - as reported                                            $0.12                    $.04                $(0.40)
Basic - pro forma                                                $0.13                    $.05                $(0.42)
Diluted - pro forma                                              $0.11                    $.03                $(0.42)



                  Pro forma net income (loss) and net income (loss) per share information, as required by FAS No. 123, have been determined as if the Company had accounted for employee stock options under the fair value method. The fair value of these options was estimated at grant date using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:


                                                              2005                     2004                     2003
                                                              ----                     ----                     ----

                 Risk free interest rates                    4.35%                    3.41%                    3.14%
                 Expected option lives                     5 years                  5 years                  5 years
                 Expected volatilities                      68.49%                  102.30%                  105.11%
                 Expected dividend yields                       0%                       0%                       0%

                  In 2005, the Company changed the basis for estimating the volatility component of the Black Scholes model. In 2004 and 2003 the Company used historical daily price observations of its stock as a basis for determining expected volatility. In 2005, the Company determined that monthly price observations provide a more reliable measure of its stock trading activity and resulting volatility estimate. This change is considered a change in estimate.

                  Recent Pronouncements of the Financial Accounting Standards Board

                  In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is not effective for public entities which are small business filers until the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. The Company expects to adopt SFAS 123 (R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the instrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under Stock Based Compensation in the Notes to the Consolidated Financial Statements.

                  In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change or the cumulative effect of applying a change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

                  Reclassifications

                  Certain reclassifications have been made to 2004 and 2003 financial statements to conform to 2005 presentation.

NOTE 3 -          SECURITIES OWNED and SECURITIES SOLD, NOT YET PURCHASED


                                                                       December 31,

                                                    2005                                    2004
                                                    ----                                    ----

                                             Owned           Sold not yet           Owned            Sold not yet
                                             -----            purchased             -----             purchased
                                                              ---------                               ---------

       Corporate stocks                          $48,661                                $133,475            $173,826
       U.S. government agency and
       municipal obligations                       2,677                                   2,320
       Corporate bonds                           130,083              $1,964              14,805
       Other                                     122,191               1,600             220,120                 500
                                                 -------               -----             -------                 ---
                                                $303,612              $3,564            $370,720            $174,326
                                               =========              ======            ========             =======


                  Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values. The Company also owns investment securities, consisting of shares of common stock and common stock purchase warrants, some of which are publicly offered and can be sold and some of which cannot be publicly offered or sold until registered under the Securities Act of 1933. At December 31, 2005 and 2004, investment securities consist of stock purchase warrants and stock at an estimated total fair value of $121,991 and $213,750 respectively.


NOTE 4 -          EMPLOYEE AND BROKER RECEIVABLES



                                                                                      December 31,

                                                                              2005                       2004

                 Commission advances                                        $293,043                  $431,362
                 Forgivable loans                                            151,651                   247,649
                 Other loans                                                 949,640                 1,271,860
                                                                             -------                 ---------
                                                                           1,394,334                 1,950,871
                 Less reserve for bad debts                                (1,085,135)               (1,402,631)
                                                                           -----------               -----------
                                                                           $309,199                   $548,240
                                                                            ========                   =======

                  The Company has arrangements with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to five years, or meet specified performance goals. The loans are being amortized to commission expense for financial reporting purposes over the term of the loan. Loan amortization charged to compensation was $122,155, $112,171 and $230,578 in 2005, 2004, and 2003, respectively. Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging up to 8% per annum.

NOTE 5 -          PROPERTY AND EQUIPMENT

                                                                      December 31,
                                                                                                        Estimated
                                                               2005                    2004            Useful Life
                                                               ----                    ----            -----------

       Computer and office equipment                     $2,873,705              $2,834,811             3 to 7 years
       Furniture and fixtures                             1,693,612               1,689,787            7 to 10 years
       Leasehold improvements                               807,227                 807,227            Term of lease
                                                            -------                 -------
                                                          5,374,544               5,331,825
       Less accumulated depreciation and
       amortization expense                              (4,925,084)             (4,540,916)
                                                         -----------             -----------
                                                           $449,460                $790,909
                                                         ===========             ===========

                  Depreciation and amortization expense was $384,169, $538,549, and $509,968 in 2005, 2004 and 2003, respectively.


NOTE 6 -          OTHER ASSETS


                                                                                                 December 31,

                Other assets consist of the following:                                     2005                 2004
                                                                                           ----                 ----

                Commissions and concessions receivable                                 $374,185             $374,182
                Deferred financing costs-net                                             69,868              238,328
                Security deposits                                                       144,406              244,764
                Other                                                                    34,345               35,385
                                                                                         ------               ------
                                                                                       $622,804             $892,659
                                                                                        =======              =======


                  Commissions and concessions receivable include amounts earned on mutual fund, insurance transactions and concessions on syndicate offerings.

NOTE 7 -          DEFERRED INCOME

                  The Company received cash advances totaling $7,750,000 over the four year period between 2000 and 2004 in accordance with an agreement with its former clearing firm, Fiserv. All advances were recorded as deferred income and were being amortized to earnings over the term of the 10 year agreement. In April 2005 the agreement with Fiserv was terminated and the remaining unamortized cash advance of $4,886,000 was recognized as income. Amortization of approximately $5,105,000, $875,000, and $726,000 in 2005, 2004, and 2003,
                  respectively, is included in Interest and Other Income in the Consolidated Statements of Operations. Advances were subject to income taxes in the year of receipt with the exception of the advance received in 2003, which the Company elected to include in taxable income in 2004.

NOTE 8 -          6% CONVERTIBLE DEBENTURES

                  In 2002 and 2003, the Company raised gross proceeds of $1,030,000 and $2,105,000, respectively, in private placements of 6% convertible debentures with accredited investors. The offerings were made in reliance upon the exemption under Sections 4(2) of the Securities Act of 1933 and the provisions of Regulation D. The debentures are convertible into shares of common stock at $.50 per share, subject to adjustment for stock dividends and stock splits, and mature five years from the date of issuance unless previously converted. Interest is payable in cash on a semi-annual basis until maturity or conversion.

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

                  In October 2004, holders of $120,000 of the subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued 240,000 shares of common stock and retired $120,000 of the debentures. During 2005, holders of $1,765,000 of the 6% subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued 3,530,000 shares of common stock and retired $1,765,000 of the debentures.

                  The debentures outstanding as of December 31, 2005 are $1,250,000 and are due to mature in 2007 and 2008, as follows:
                  2007 - $480,000; 2008 - $770,000.

NOTE 9 -          ACCRUED EXPENSES

                                                                                 December 31,
         Accrued expenses consist of the following:                      2005                    2004
                                                                         ----                    ----

         Accrued litigation costs                                    $751,331                $666,013
         Accrued penalties and fines                                   50,000                  84,750
         Accrued payroll                                              340,977                 137,341
         Accrued professional fees                                    154,250                 109,679
         Other accrued expenses                                        76,796                  80,402
                                                                       ------                  ------
                                                                   $1,373,354              $1,078,185
                                                                    =========               =========

NOTE 10 -         OTHER LIABILITIES


                                                                                                 December 31,

                Other liabilities consist of the following:                                2005                 2004
                                                                                           ----                 ----

                Warrants subject to put options                                         $55,320             $333,261
                Note payable                                                            200,000                    0
                Other                                                                    55,064                5,520
                                                                                         ------                -----
                                                                                       $310,384             $338,781
                                                                                        =======              =======

                  The Company issued warrants subject to put options as part of a legal settlement in 2003. The Company has classified its obligations under the warrants as liabilities in the Statement of Financial Condition in accordance with the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Company may be obligated to make cash payments of up to $60,490 if certain redemption conditions exist. The obligations embodied in the remaining warrants, due to expire in June 2006, were initially valued at $ 40,830 using the discounted cash flow method and are re-measured at of the end of each reporting period until the obligation is settled. The recorded value at December 31, 2005 was $55,320. Changes in value are recognized in earnings as interest expense.

                  The Company's note payable was executed as part of a Separation Agreement entered into in February 2005 with the former CEO was paid in full, including interest at 8% per annum, in February 2006. (see Note 17).

NOTE 11 -         INCOME TAXES

                  The provision (benefit) for income taxes consists of the following:

                                                                               Year ended December 31,

                                                               2005                     2004                    2003
                                                               ----                     ----                    ----
                 Currently payable
                 (refundable):
                   Federal                                    $   -                   $    -                  $    -
                   State                                     78,000                 (13,000)                  39,000
                                                             ------                 --------                  ------
                                                             78,000                 (13,000)                  39,000
                                                             ------                 --------                  ------

                 Deferred:
                   Federal                                        -                        -                 425,000
                   State                                          -                        -                  35,000
                                                                                                             -------
                                                                  -                        -                 460,000
                                                             ------                 --------                 -------
                 Provision (benefit) for
                 income taxes                               $78,000                $(13,000)                $499,000
                                                             ======                  ======                 ========

                                      F-17

                  Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                                  Year ended December 31,

                                                                            2005             2004            2003
                                                                            ----             ----            ----

                  Expected federal tax benefit at
                    statutory rate                                      $   851,000     $ 244,000      $(1,043,000)
                  State taxes, net of federal tax effect                     51,000        (7,000)        (145,000)
                  Non-deductible expenses                                   408,000        10,000           29,000
                  Increase (decrease) in valuation allowance             (1,542,000)     (260,000)       1,658,000
                  Other reserves not deductible                             310,000         --               --
                                                                        ------------    ---------        ---------
                  Provision (benefit) for income taxes                  $    78,000     $ (13,000)     $   499,000
                                                                        ============    ==========       =========



                  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are:

                                                                                Year ended December 31,

                                                                                  2005                  2004
                                                                                  ----                  ----
                  Deferred tax assets:
                    Deferred income                                        $    --               $ 2,042,000
                    Reserves and allowances                                    723,000               986,000
                    Federal tax loss carryforwards                           1,741,000             1,152,000
                     State tax loss carryforwards                              508,000               389,000
                     Accrued and stock-based compensation                      387,000               454,000
                     Other                                                     220,000                98,000
                                                                               -------            ----------
                  Subtotal                                                   3,579,000             5,121,000
                  Valuation allowance                                       (3,579,000)           (5,121,000)
                                                                            ----------            ----------
                   Net deferred tax assets                                 $    --               $       --
                                                                            ===========           ==========


                  The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the "more likely than not" test under SFAS 109. As such, a valuation allowance has been provided against all deferred tax assets as of December 31, 2005 and 2004.

                  The Company and its subsidiaries file a consolidated federal tax return and separate state returns. At December 31, 2005, the Company has approximately $5,121,000 and $4,062,000 of federal and state operating loss carryforwards, respectively, available to offset future taxable income. These losses expire at various dates through 2024.

                  During 2004, the Company recovered approximately $38,000 of state income taxes through loss carryback refund claims.

NOTE 12 -         COMMITMENTS AND CONTINGENT LIABILITIES

                  Operating Leases

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2010. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2005, 2004 and 2003 was approximately $989,000, $1,154,000, and $1,192,000, respectively.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:


                                Year ending December 31,

                                          2006                                                      $1,382,359
                                          2007                                                       1,297,515
                                          2008                                                       1,386,349
                                          2009                                                         611,549
                                          2010 and beyond                                              101,525
                                                                                                       -------
                                                                                                    $4,779,297
                                                                                                     =========

                  Employment agreements

                  Effective February 1, 2005, the President and Chief Operating Officer ("COO") was appointed the CEO of the Company and FMSC. FMFC entered into a new employment agreement with the new CEO which superseded his existing agreement. In the event of termination without cause, the new CEO is entitled to a severance payment consisting of accrued compensation, benefit continuation and payment of base salary for the greater of three months or the unexpired term and the accelerated vesting of restricted stock grants.

                  Legal matters

                  The Company is a respondent or co-respondent in various legal proceedings, which are related to our securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of its securities business.

                  The New Jersey Bureau of Securities is conducting an inquiry into FMSC's sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Company has recently begun settlement discussions with the Bureau in an attempt to resolve the matter in order to avoid a protracted legal proceeding. The final terms of the settlement are still being negotiated but may include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. The Company believes that it has adequately reserved for the anticipated financial impact of this matter in the financial statements.

                  During 2005 the Company settled four customer arbitrations for an aggregate of $360,000, involving the sale of high-yield bonds referenced above. Management believes that we have sufficiently accrued for any probable costs related to the one remaining customer arbitration related to the sale of the high-yield bonds.

                  As of December 31, 2005, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

                  Clearing Agreement:

                  In April 2005, FMSC entered into a clearing agreement with National Financial Services, LLC ("NFS"). The initial term of the agreement is for eight years. Should the Company decide to terminate the agreement prior to the end of the initial term, it would have to make a payment to NFS of $2,000,000 in year one of the agreement and, in decreasing amounts, down to $250,000 in year eight. The Company has no intention of terminating this agreement.

NOTE 13-          CAPITAL LEASE OBLIGATIONS

                  The Company leases certain equipment under non-cancelable lease agreements, which meet the criteria for capitalization. The cost, accumulated depreciation and net book value of equipment under the capital leases as of December 31, 2005 were $44,434, $21,578, and 21,856, respectively.


                  Future minimum lease payments under capital lease obligations at December 31, 2005 are as follows:

                 Year ending December 31, 2006:
                 Total minimum payments                               $9,110
                 Less amount representing interest                      (555)
                                                                       ------
                 Total principal                                      $8,555
                                                                       =====


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

                  The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities of $3,564 and $174,326 at December 31, 2005 and 2004, respectively, and will incur a loss if the market value of the securities increases subsequent to year-end.

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and securities inventories. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Cash balances held at commercial banks may periodically exceed federal insurance limits.


NOTE 15 -         PENSION PLAN

                  The Company sponsors a defined contribution 401(k) pension plan covering substantially all employees who meet minimum age and service requirements. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. There were no employer contributions in 2005, 2004 or 2003.

NOTE 16 -         STOCKHOLDERS' EQUITY (DEFICIT)

                  The Company's charter authorizes the issuance of up to 5,000,000 shares of Preferred Stock. After the issuance of the Series A and Series B Preferred Shares described below, the Company is authorized to issue an additional 3,929,898 of Preferred Stock. The rights and preferences, if any, to be given to these preferred shares would be designated by the board of directors at the time of issuance.

                  SERIES A CONVERTIBLE PREFERRED STOCK

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

                  The Company issued 349,511 Series A shares in a private exchange offering in 1999. As of December 31, 2005, a total of 44,142 preferred shares have been converted into 88,284 shares of common stock.

                  During the quarter ended June 30, 2003, the Company suspended the payment of cash dividends on its Series A Preferred stock. New Jersey Business Corporation Act prohibits the payment of any distribution by a corporation to, or for the benefit of its shareholders, if the corporation's total assets would be less than its total liabilities. Unpaid preferred dividends will continue to accumulate at 6% per annum. During the quarter ending June 2005, the board of directors declared the dividend on the preferred stock in arrears, based upon the board's expectation that in the second quarter of 2005 the Company's total assets would exceed its total liabilities, and therefore, the payment of dividends would be permitted under New Jersey law. The Company paid dividends on the Series A Preferred Stock in the amount of $233,784 during 2005, including $210,879 dividends in arrears.

                  SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

                  Preferred Stock - Series B

                  In February 2005, the Company's board of directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

                  Shares authorized:  445,102
                  Par value:  $.10 per share
                  Dividends: 8% per annum, payable quarterly at the rate of $.10 per share until conversion or redemption.
                  Voting rights: Holders of Series B Preferred Stock are entitled to vote together with common stockholders on all matters in which they are entitled to vote. The number of votes to which holders of Series B Preferred are entitled to cast are ten per each share of Series B Preferred Stock subject to certain adjustments.
                  Liquidation preference: $5.055 per share
                  Conversion: Convertible at the option of the holder anytime into ten shares of common stock with automatic conversion once the closing price for the common stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares, or $1.51 for more than 60 trading days.
                  Redemption: Optional redemption; the holder may require the Company to redeem all or a portion of Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a Redemption Event, as defined.

                  In February 2005, the Company issued 197,824 Series B Preferred Shares in connection with a separation agreement entered into with its former Chief Executive Officer. During 2005, the Company paid $51,556 dividends on the Series B preferred shares.

                  Common Stock

                  During the second quarter of 2005, the Board of Directors adopted and the shareholders approved an amendment to the Company's Restated Certificate of Incorporation, to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

                  In connection with a legal settlement in 2005, the Company issued 25,000 shares of common stock. The shares were valued at $25,000 based on the quoted market price of the shares on the issuance date.

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

                  The Company had outstanding 3,072,446 Class C Redeemable Common Stock Purchase Warrants, which expired in February 2005 unexercised.

NOTE 17 -         SEPARATION AGREEMENT

                  Effective February 1, 2005, the Company entered into a Separation Agreement ("Agreement") with its Chief Executive Officer ("CEO"), which provides for the CEO to terminate his employment and his positions as CEO of both the Company and FMSC as of February 1, 2005. The Agreement provides for the CEO to remain as a director of the Company. The Agreement also terminated the CEO's employment agreement dated January 1, 2004.

                  Pursuant to the terms of the Agreement, the Company entered into a two year consulting agreement, issued 197,824 shares of FMFC Series B Convertible Redeemable Preferred Stock convertible into 1,978,240 shares of the Company's common stock, with voting privileges and executed a promissory note in the amount of $200,000 with interest of 8% per annum. The Company also made a one time cash payment of $136,000. The Company also issued 200,000 options valued under the Black Scholes model at $68,110 and expensed over a one year vesting period, to purchase common stock at $0.83 per share for three years, and cancelled 325,000 options with various exercise prices. Pursuant to the employment agreement restricted common shares not previously vested were automatically vested upon his termination. The promissory note was paid in full in February 2006.

NOTE 18 -         EMPLOYMENT AGREEMENTS

                  Effective February 1, 2005, the President and Chief Operating Officer ("COO") was appointed the role of CEO of FMFC and FMSC. The Company entered into an employment agreement with the new CEO, which superseded his existing agreement, and allowed for issuance, as a bonus payment for our performance for the year ended December 31, 2004, and in consideration of the CEO assuming the position of Chief Executive Officer, 1,000,000 shares of our common stock. The 1,000,000 shares vest in increments of one third commencing on February 1, 2005, one third on December 31, 2005 and the final one third on December 31, 2006. In addition, the new CEO agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. In the event of a change of control of the Company, all unvested shares would vest. In the event of termination without cause, the new CEO is entitled to a severance payment consisting of accrued compensation, benefit continuation and payment of base salary for the greater of three months or the unexpired term. Three other executive officers received 100,000 shares each of restricted stock, each with annual vesting provisions.

NOTE 19 -         TERMINATION OF MERGER

                  On October 24, 2005, the Company and Olympic Cascade Financial Corporation ("Olympic") jointly announced that they had agreed to terminate the Amended and Restated Agreement and Plan of Merger, dated as of June 27, 2005 (the "Amended and Restated Merger Agreement") by and among the Company, Olympic, and OLY Acquisition Corporation, a wholly owned subsidiary of the Company.

                  Under the terms of the letter agreement terminating the Amended and Restated Merger Agreement, the parties had no further obligation to each other arising out of the Merger Agreement, the Merger, and the transactions contemplated thereby, and each party agreed to bear its own expenses.

                  As a result of the termination of the merger plans, the Company has expensed $392,000 of merger costs. Such costs are included in the Legal Matters and Related Costs line item in the Consolidated Statements of Operations.

NOTE 20 -         STOCK OPTION PLANS

                  2002 Stock Incentive Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. The 1992 Plan provided for the granting of options to employees, consultants and registered representatives of the Company, but only options issued to employees qualify for incentive stock option treatment ("ISOs"). Option exercise periods were fixed by the Board of Directors on the grant date but no exercise period could be less than one year nor more than ten years from the date of grant. As of December 31, 2005, a total of 206,800 options issued under this plan remain outstanding.

                  The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including ISOs to employees; non-qualified stock options (NQSOs) to employees, consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, "Awards"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012. As of December 31, 2005, options to purchase a total of 1,023,002 shares were outstanding and 3,468,400 shares remained available for future issuance under the 2002 Plan.

                  2002 Non-Executive Director Stock Option Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the 1992 Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The Plan will be administered by the Board of Directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012. As of December 31, 2005, 20,000 options were outstanding under the 1992 Non-Executive Director Stock Plan and 160,000 options were outstanding under the 2002 Non-Executive Director Stock Plan.

                  1996 Senior Management Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan will terminate in June 2006. As of December 31, 2005, options to purchase 1,297,500 shares and 2,300,000 shares of restricted common stock were issued and outstanding.

                  A summary of the activity in the Company's stock option plans (excluding restricted common shares) for the three-year period ended December 31, 2005 is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                      Shares            Prices


                  Options outstanding, December 31, 2002                            4,072,498           $1.52
                           Granted                                                    873,000             .54
                           Canceled                                                (1,389,000)           1.75
                                                                                   -----------


                  Options outstanding, December 31, 2003                            3,556,498            1.19
                           Granted                                                    891,000             .57
                           Exercised                                                   (1,800)            .31
                             Canceled                                                (789,500)           1.17
                                                                                   -----------

                  Options outstanding, December 31, 2004                            3,656,198            1.01

                      Granted                                                       1,105,000            1.07
                           Exercised                                                 (566,398)            .61
                           Canceled                                                (1,487,498)            .84
                                                                                   -----------
                  Options outstanding, December 31, 2005                            2,707,302           $ .85
                                                                                   ===========

                  Shares of common stock available for future grant under Company plans totaled 4,155,900 as of December 31, 2005. This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

                  The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Accordingly, compensation is recognized in the consolidated financial statements only for the fair value of options issued to consultants and independent registered representatives. Such compensation is amortized to expense over the related options' vesting periods. Compensation expense recognized in 2005, 2004 and 2003 totaled $129,499, 42,256 and $37,156, respectively. The weighted-average grant date fair value of options granted during 2005, 2004 and 2003 was $.41, $.28, and $.22, respectively.

                  Additional information as of December 31, 2005 with respect to all outstanding options is as follows:

                                              Options Outstanding                       Options Exercisable
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining         Average                             Average
                                   Number         Contractual        Exercise          Number           Exercise
         Range of prices         Outstanding         Life             Prices         Exercisable         Prices

         $0.20 - $0.30             119,200            2.79              $.25              109,920          $.26
         $0.30 - $0.49              58,800            1.65               .40               55,080           .40
         $0.50 - $0.75           1,253,802            2.57               .57            1,052,121           .58
         $.83 -  $1.09             442,000            3.25               .92              306,800           .90
         $1.10 - $1.25             626,000            4.58              1.22              525,200          1.24
         $1.50 - $2.50             207,500             .18              1.67              205,500          1.67

---------------------------------------------------------------------------------------------------------------

         $0.20 - $2.50           2,707,302            2.95              $.85            2,254,621          $.86

---------------------------------------------------------------------------------------------------------------

NOTE 21 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial instruments reported in the Company's consolidated statement of financial condition consist of cash, securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 6% convertible debentures, accounts payable and accrued expenses, and capital leases payable, the carrying value of which approximated fair value at December 31, 2005 and 2004. The fair value of the financial instruments disclosed is not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

NOTE 22 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2005, FMSC had net capital of $2,592,441, which was $2,337,751 in excess of its required net capital of $254,690. FMSC's ratio of aggregate indebtedness to net capital was 1.47 to 1.

NOTE 23 -         UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                            March 31,            June 30,       September 30,       December 31,
                                               2005                2005             2005                2005
                                               ----                ----             ----                ----
                                           (as restated)       (as restated)

                  Revenues                  $15,565,645         $16,580,501       $12,524,366        $13,413,154
                  Expenses                  $16,453,061         $12,160,116       $13,178,128        $13,790,523
                  Net income (loss)         $  (710,685)        $ 4,224,134       $  (656,857)       $  (432,298)
                  Net income (loss)
                  applicable to
                  common stockholders       $  (745,143)        $ 4,016,158       $  (699,763)       $  (432,298)

                  Income (loss) per common share:
                  Net income (loss) applicable
                  to common stockholders -
                  basic                     $  (.06)            $   .28           $     .05          $     (.03)
                  diluted                   $  (.06)            $   .20           $     .04          $     (.03)

                  The Company restated its financial statements for the quarters ending March 31, 2005 and June 30, 2005 to correctly account for the amortization of deferred compensation and its affect on the provision for income taxes.


                                            March 31,            June 30,       September 30,       December 31,
                                               2004                2004             2004                2004
                                               ----                ----             ----                ----

                  Revenues                  $18,821,406         $14,241,684       $11,747,309        $14,376,842
                  Expenses                  $18,583,432         $14,216,838       $11,707,408        $13,962,366
                  Net income                $   237,974         $    24,846       $    39,901        $   427,781
                  Net income applicable
                   to common
                   stockholders             $   215,071         $     2,251       $    17,306        $   405,185

                  Income per common share:
                  Net income applicable
                   to common
                   stockholders -
                   basic                    $       .02         $      -0-        $       .03        $       .04
                   diluted                  $       .02         $      -0-        $       .02        $       .03

                  Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2005 and 2004 does not necessarily equal the total computed for the entire year.

NOTE 24 -         SUBSEQUENT EVENTS

                  Separation Agreement:

                  On February 1, 2006, the Company entered into a Separation Agreement ("Agreement") with its Chairman of the Board which provides for the termination of his employment as of that date. The Agreement provides for the Chairman to remain as a director of FMFC.

                  Pursuant to the terms of the Agreement, the company paid the Chairman a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Further, the Company will continue to provide the Chairman and his wife with medical insurance coverage for 48 months and an automobile allowance of $600 for 36 months. In addition, pursuant to his employment agreement all stock grants will immediately vest.


                  Letter of Intent:

                  On March 11, 2006, the Company entered into a letter of intent for the sale of the Company to a private investor. The final terms of the sale are subject to further negotiation but it is anticipated that the transaction will be all cash at approximately $1.00 per common share.

                  The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, negotiation and finalization of the terms of the sale and structure of the transaction, negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate, and shareholder and regulatory approvals. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the third quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.