Form 10-Q
period 2006-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2006-05-15
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,044,793 shares of Common Stock were outstanding at May 15, 2006.

                          FIRST MONTAUK FINANCIAL CORP.
                                    FORM 10-Q
                                 MARCH 31, 2006

                                      INDEX

                                                                                      Page
PART I.   FINANCIAL INFORMATION:

       Item 1.     Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 2006 (unaudited) and December 31, 2005 .................... F-1

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2006 (unaudited) and 2005 (unaudited)...................... F-2

           Consolidated Statements of Changes in Stockholders' Equity
           (Deficit) for the period from January 1, 2005 to March 31, 2006............ F-3-4

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2006 (unaudited) and
           2005 (unaudited) .......................................................... F-5

           Notes to Consolidated Financial Statements ................................ 6-13

       Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............................. 14-19

       Item 3.     Risk Management ................................................... 19

       Item 4.     Controls and Procedures ........................................... 20

PART II.  OTHER INFORMATION:

       Item 1.     Legal  Proceedings ................................................ 21

       Item 1A.    Risk Factors....................................................... 21

       Item 2.     Unregistered Sales of Equity Securities ........................... 21

       Item 3.     Defaults Upon Senior Securities ................................... 22

       Item 4.     Submission of Matters to a Vote of Security Holders ............... 22

       Item 5.  Other Information .................................................... 22

       Item 6.  Exhibits ............................................................. 23

       Signatures .................................................................... 24

       Officers' Certifications ...................................................... 25-28


                                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                               March 31                 December
                                                                                                 2006                     2005
                                                                                             (unaudited)


ASSETS
Cash and cash equivalents                                                                      $ 530,980             $ 1,990,815
Due from clearing firm                                                                         5,541,334               4,756,646
Securities owned, at market value                                                                648,195                 303,612
Prepaid expenses                                                                               1,076,434                 287,394
Employee and broker receivables - net of reserve for bad debt
       of $979,361 and $1,085,135 respectively                                                   267,642                 309,199
Property and equipment - net                                                                     376,231                 449,460
Other assets                                                                                     625,848                 622,804

                                                                                   ----------------------    --------------------
       Total assets                                                                          $ 9,066,664             $ 8,719,930
                                                                                   ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
6% convertible debentures                                                                      1,220,000               1,250,000
Securities sold, not yet purchased, at market value                                                6,806                   3,564
Commissions payable                                                                            2,438,518               2,027,379
Accounts payable                                                                               1,245,961                 486,676
Accrued expenses                                                                               1,131,535               1,373,354
Income taxes payable                                                                                 167                  32,167
Capital leases payable                                                                             6,320                   8,555
Note payable                                                                                     527,234                 200,000
Other liabilities                                                                                174,239                 110,384
                                                                                   ----------------------    --------------------

       Total liabilities                                                                       6,750,780               5,492,079
                                                                                   ----------------------    --------------------

Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                   --                      --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845                       30,537                  30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                                        19,782                  19,782
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized,
   16,044,793 and 15,937,407 shares issued and outstanding, respectively                      10,571,977              10,444,110
Additional paid-in capital                                                                     1,930,810               1,930,810
Accumulated deficit                                                                           (9,895,773)             (8,809,203)
   Less:  deferred compensation                                                                 (341,449)               (388,185)
                                                                                   ----------------------    --------------------

       Total stockholders' equity                                                              2,315,884               3,227,851
                                                                                   ----------------------    --------------------

       Total liabilities and stockholders' equity                                            $ 9,066,664             $ 8,719,930
                                                                                   ======================    ====================





                                        See notes to consolidated financial statements.

                                                                 F-1

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Three months ended March 31,
                                                                                          2006                       2005
                                                                                       (unaudited)              (unaudited and
                                                                                                                   restated)
Revenues:

Commissions                                                                              $ 10,522,765               $ 9,942,163
Principal transactions                                                                      1,364,554                 1,702,757
Investment banking                                                                            745,561                 2,898,712
Interest and other income                                                                     679,142                 1,022,013
                                                                               -----------------------   -----------------------

     Total revenue                                                                         13,312,022                15,565,645
                                                                               -----------------------   -----------------------

Expenses:

Commissions, employee compensation and benefits                                            11,138,524                12,933,970
Executive separation                                                                          951,366                 1,432,937
Clearing and floor brokerage                                                                  639,914                   421,037
Communications and occupancy                                                                  544,708                   601,047
Legal matters and related costs                                                               198,503                   242,267
Other operating expenses                                                                      827,989                   779,599
Interest                                                                                       33,951                    42,204
                                                                               -----------------------   -----------------------

     Total expenses                                                                        14,334,955                16,453,061
                                                                               -----------------------   -----------------------

Loss before income taxes                                                                   (1,022,933)                 (887,416)
Provision (benefit) for income taxes                                                           20,861                  (176,731)
                                                                               -----------------------   -----------------------
   Net loss                                                                              $ (1,043,794)               $ (710,685)
   Preferred stock dividends                                                                  (42,776)                  (34,458)
                                                                               -----------------------   -----------------------
   Net loss applicable to common stockholders                                            $ (1,086,570)               $ (745,143)
                                                                               =======================   =======================

Loss per share:
  Basic and diluted                                                                           $ (0.07)                  $ (0.06)

Weighted average number of shares of stock outstanding:
  Basic and diluted                                                                        15,335,937                12,380,852






                                             See notes to consolidated financial statements.

                                                                    F-2



                                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2006

                                         Series A Convertible   Series B Convertible
                                           Preferred Stock        Preferred Stock           Common Stock
                                       --------------------------------------------  -------------------------   Additional
                                           Shares     Amount     Shares     Amount       Shares      Amount      Paid-in Capital
                                        --------------------------------------------  ------------------------- ----------------




Balances at January 1, 2005                 305,369   $30,537           -   $     -     10,258,509 $ 7,257,292   $   950,592

Increase in deferred compensation                                                                      154,464
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                  25,000       25,000
Issuance of restricted stock in connection
   with employment agreements                                                           1,300,000      741,000
Issuance of preferred stock in connection
   with separation agreement                                      197,824    19,782                                  980,218
Exercise of incentive stock options                                                       560,998      343,071
Exercise of warrants                                                                      262,900      158,283
Conversion of bonds into common stock                                                   3,530,000    1,765,000
Payment of preferred stock dividends
Net income for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2005               305,369    30,537     197,824    19,782    15,937,407   10,444,110     1,930,810

Increase in deferred compensation                                                                       89,263
Amortization of deferred compensation
Exercise of incentive stock options                                                        19,800        8,604
Cashless exercise of incentive stock options                                               27,586
Conversion of bonds into common stock                                                      60,000       30,000
Payment of preferred stock dividends
Net income for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at March 31, 2006 (unaudited)    305,369   $30,537       197,824   $19,782    16,044,793  $10,571,977   $ 1,930,810
                                        ====================== =====================  ========================= =============





                                             See notes to consolidated financial statements.

                                                                     F-3


                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE PERIOD FROM JANUARY 1, 2005 TO MARCH 31, 2006

                                               Retained
                                               Earnings                                                        Stockholders'
                                              (Accumulated       Deferred             Treasury Stock              Equity
                                                                               -----------------------------
                                               Deficit)         Compensation       Shares        Amount          (Deficit)
                                           ----------------   ----------------------------------------------  ---------------

Balances at January 1, 2005                   $ (10,948,157)     (388,881)                                         (3,098,617)

Increase in deferred compensation                                (154,464)                                              -
Amortization of deferred compensation                             896,160                                             896,160
Common stock issued in connection
   with legal settlements                                                                                              25,000
Issuance of restricted stock in connection
   with employment agreements                                    (741,000)                                               -
Issuance of preferred stock in connection
   with separation agreement                                                                                        1,000,000
Exercise of incentive stock options                                                                                   343,071
Exercise of warrants                                                                                                  158,283
Conversion of bonds into common stock                                                                               1,765,000
Payment of preferred stock dividends               (285,340)                                                         (285,340)
Net income for the period                         2,424,294                                                         2,424,294
                                           ----------------   ---------------  -----------------------------  ---------------
Balances at December 31, 2005                    (8,809,203)     (388,185)                                          3,227,851

Increase in deferred compensation                                 (89,263)                                               -
Amortization of deferred compensation                             135,999                                             135,999
Cashless exercise
Exercise of incentive stock options                                                                                     8,604
Cashless exercise of incentive stock options                                                                             -
Conversion of bonds into common stock                                                                                  30,000
Payment of preferred stock dividends                (42,776)                                                          (42,776)
Net income for the period                        (1,043,794)                                                       (1,043,794)
                                           ----------------   ---------------  -----------------------------  ---------------
Balances at March 31, 2006 (unaudited)      $    (9,895,773)   $ (341,449)                                      $   2,315,884
                                           ================   ===============  =============================  ===============












                                             See notes to consolidated financial statements.


                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Three months ended March 31,
                                                                               --------------------------------------------
                                                                                      2006                     2005
                                                                                   (unaudited)            (unaudited and
                                                                                                             restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                        $ (1,043,794)              $ (710,685)

Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
 Depreciation and amortization of property and equipment                               78,536                  111,165
 Amortization of deferred costs                                                       142,351                  472,261
 Amortization of deferred income                                                       --                     (218,752)
 Deferred income taxes - net                                                           --                     (188,501)
 Preferred shares issued in connection with separation agreement                                             1,000,000
 Note payable issued in connection with separation agreement                          327,234                  200,000
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                              (784,688)                 985,529
 Securities owned                                                                    (344,583)                (884,668)
 Prepaid expenses                                                                    (789,040)                (944,305)
 Employee and broker receivables                                                       41,557                   72,407
 Income taxes receivable                                                                    -                    2,625
 Other assets                                                                          (9,396)                (121,464)
 Securities sold, not yet purchased                                                     3,242                 (162,076)
 Commissions payable                                                                  411,139                  270,400
 Accounts payable                                                                     759,285                  729,548
 Accrued expenses                                                                    (241,819)                 146,956
 Income taxes payable                                                                 (32,000)                   5,490
 Other liabilities                                                                     63,855                   46,940
                                                                           -------------------    ---------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (1,418,121)                 812,870
                                                                           -------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                   (5,307)                 (13,487)

                                                                           -------------------    ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (5,307)                 (13,487)
                                                                           -------------------    ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                              (2,235)                 (29,116)
 Proceeds from exercise of incentive stock option                                       8,604                  142,192
 Payment of preferred stock dividends                                                 (42,776)                 --

                                                                           -------------------    ---------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (36,407)                 113,076
                                                                           -------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                               (1,459,835)                 912,459
Cash and cash equivalents at beginning of period                                    1,990,815                1,034,681
                                                                           -------------------    ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 530,980              $ 1,947,140
                                                                           ===================    =====================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                            $ 27,060                 $ 82,150
                                                                           ===================    =====================
 Income taxes                                                                        $ 61,308                  $ 3,655
                                                                           ===================    =====================

Noncash financing activity:
 Proceeds from exercise of warrants                                                    --                $       8,476
 6% convertible debentures converted into common stock                               $ 30,000            $   1,755,000


                                           See notes to consolidated financial statements.

                                                                  F-5

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          BASIS OF PRESENTATION

                  The interim financial information as of March 31, 2006 and for the three-month period ended March 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005, as applicable, have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                  Subsequent to the issuance of the Company's unaudited financial statements in its Form 10-Q for the three months ended March 31, 2005, the Company concluded that it did not properly account for the issuance of its restricted stock awards to certain senior executives in February 2005. Therefore, the Company amended its March 31,2005 Form 10-Q to correct the amounts previously reported for amortization of deferred compensation which is included in the Consolidated Statements of Income as part of "Commissions, Employee Compensation and Benefits".

NOTE 2 -          STOCK-BASED COMPENSATION

                  The Company periodically issues common stock to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of the following shareholder approved equity compensation plans ("the Plans"):

                  2002 Stock Incentive Plan

                  The 2002 Incentive Stock Option Plan, which replaced the 1992 Incentive Stock Option Plan that expired in September 2002, has reserved up to 5,000,000 shares of common stock for issuance to employees, non-employee consultants and non-employee registered representatives of the Company. Only options issued to employees qualify for incentive stock option treatment ("ISOs"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year.

                  2002 Non-Executive Director Stock Option Plan

                  Under the 2002 Director Plan, which replaced the 1992 Non-Executive Director Stock Option Plan that expired in September 2002, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested non-qualified stock options, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012.

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

                  The Plans provide for accelerated vesting if there is a change in control.

                  Accounting for Employee Awards:
                  Effective January 1, 2006, the Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised
                  2004), Share-Based Payment ("FAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. FAS123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

                  Prior to January 1, 2006, the Company accounted for similar employee transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. While FAS 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB 25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

                  In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                  As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense for employee options and shares totaling approximately $136,000. Such amounts have been included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. Stock compensation expense for employee options and shares recorded under APB 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005 totaled $456,000.

                  Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

                  Accounting for Non-employee Awards:
                  The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees".

                  Stock compensation expense related to non-employee options was $31,000 and $38,000 for the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in Consolidated Statements of Operations within commissions, employee compensation and benefits.

                  The weighted average estimated fair value of all stock options granted in the three months ended March 31, 2006 and 2005 was $0.59 and $0.48, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123R and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                                                                      Three Months Ended
                                                         March 31, 2006                March 31, 2005
                                                         --------------                --------------

                         Expected volatility                  68%                           103%
                         Expected dividend yield               0%                             0%
                         Risk-free interest rate      3.71%-4.82%%                   3.47%-4.18%
                         Expected term (in years)        0-5 years                     0-5 years


                  In the fourth quarter of 2005, the Company changed the basis for estimating the volatility component of the Black Scholes model. Previously the Company used historical daily price observations of its stock as a basis for determining expected volatility. The Company determined that monthly price observations provide a more reliable measure of its stock trading activity and resulting volatility estimate. This change is considered a change in estimate and is accounted for prospectively to new grants.

                  Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):
                  The following table illustrates the effect on the net loss and loss per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the prior year comparable period.

                                                    For  the   three   months
                                                       ended March 31, 2005
                                                       --------------------

  Net loss  attributable  to common  stockholders,
  as reported                                       $(         745,143)
  Add: Employee stock-based  compensation included
  in reported net loss                                            --
  Deduct:   Employee   stock  based   compensation
  expense  determined  under the fair value  based
  method for all awards (no tax effect)              (          18,549)
                                                      -----------------
  Pro  forma  net  loss   attributable  to  common
  stockholders                                      $(         763,692)
                                                      =================
  Net loss per share:

  Basic and diluted loss per share - as reported    $(            0.06)

  Basic and diluted loss per share - pro forma      $(            0.06)

                 The following table represents all our stock options granted, exercised, and forfeited during the first quarter of 2006.

                                                                                        Weighted
                                                                        Weighted        Average
                                                                        Average         Remaining
                                                   Number               Exercise Price  Contractual  Aggregate
          Stock Options                            of Shares            per Share       Term         Intrinsic Value
          -------------                            ---------            --------------  -----------  ---------------

                 Outstanding at                      2,707,302            $0.85
                 January 1, 2006

                 Granted                                 3,000            $1.04
                 Exercised                             214,400            $0.73
                 Forfeited/expired                     172,500            $1.53

                 Outstanding at March                2,323,402            $0.81             2.7         $241,275
                 31, 2006                            =========             ====             ===          =======

                 Exercisable at March                1,729,436            $0.82             2.6         $156,258
                 31, 2006                            =========             ====             ===          =======



                   The weighted-average grant date fair value of all share options granted during the three months ended March 31, 2006 and 2005 was $0.59 and $0.48, respectively. The intrinsic value of all stock options exercised during the first quarters of 2006 and 2005 was $56,000 and $115,000, respectively. Cash received from the exercise of all stock options in the three months ended March 31, 2006 and 2005 was $8,604 and $142,192, respectively.

                   The Company has issued nonvested shares (as the term is defined in FAS 123 (R)) to its senior officers. The following table summarizes the activity during the quarter ended March 31, 2006:

                                                                                               Weighted-Average
                            Nonvested                                                          Grant-Date Fair
                            Shares                              Shares                         Value
                            ---------                           ------                         ----------------

                            Nonvested January 1, 2006            950,000                         $0.41
                            Granted                                  --                             --
                            Vested                              (433,333)                        $0.40
                            Forfeited                                --                             --
                            Nonvested March 31, 2006             516,667                         $0.53

                  The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $430,000 and $360,000, respectively.

                  As of March 31, 2006, there was $341,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 1.1 years.


NOTE 3 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2006 includes an insurance premium financing agreement with a current balance of approximately $824,000, payable in eight remaining monthly installments of approximately $105,000. All installments include interest at the rate of 4.97% per annum.


NOTE 4 -          6% CONVERTIBLE DEBENTURES

                  During the quarter ended March 31, 2006, holders of $30,000 of the Company's 6% subordinated convertible debentures presented their debentures to the Company for conversion. The Company issued an additional 60,000 shares of common stock and retired $30,000 of the debentures.

                  The debentures outstanding as of March 31, 2006 are $1,220,000 and are due to mature in 2007 and 2008, as follows:
                  2007 - $455,000; 2008 - $765,000.

NOTE 5 -          SEPARATION AGREEMENT

                  On February 1, 2006, the Company entered into a Separation Agreement with Herbert Kurinsky, the Chairman of the Board of Directors. Under the terms of the Separation Agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement dated January 1, 2004. Mr. Kurinsky continues to serve as Chairman of the Board of Directors. As a result of the separation agreement, the Company expensed a total of $951,366 which includes the following:

                  o     A lump sum severance payment of $300,000.

                  o A promissory note in the principal amount of $550,217, payable in monthly installments of $12,500 over a period of 48 months and bearing interest at the rate of 4.5% per annum.

                  o Medical and dental benefits to Mr. Kurinsky and his wife for a period of 48 months.

                  o Automobile allowance of $600 per month for a period of 36 months.

                  o The full vesting of all restricted stock in accordance with his employment agreement.

                  In the event of a change of control in the ownership of the Company, as defined in the Separation Agreement, (i) the total remaining principal of the promissory note, and any accrued but unpaid interest thereon, shall become immediately due and payable; and (ii) the total remaining automobile allowance payments required by the Separation Agreement shall accelerate and be immediately due and payable. The Company and Mr. Kurinsky have also exchanged mutual releases except to the extent each has reserved their rights as provided in the Separation Agreement.

NOTE 6 -          NOTE PAYABLE

                  Pursuant to the Separation Agreement discussed above, a promissory note was issued during the current quarter in the amount of $550,217 (See Note 5).

NOTE 7 -          LEGAL MATTERS

                  The Company is a respondent or co-respondent in various legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  The New Jersey Bureau of Securities is conducting an investigation into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Company has recently begun settlement discussions with the Bureau in an attempt to resolve the matter. The final terms of the settlement are still being negotiated but will likely include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. The Company believes that it has adequately reserved for the anticipated financial impact of this matter in the financial statements.

                  As of March 31, 2006, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 8 -          LOSS PER SHARE

                  Basic loss per share for the three months ended March 31, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings per share:

                                                                              Three months ended March 31,
                                                                                   2006             2005
                                                                                                 (Restated)
                  Numerator - basic and diluted:

                  Net loss                                                    $(1,043,794)      $(710,685)
                  Deduct:  Preferred stock dividends                              (42,776)        (34,458)
                                                                                 --------         --------

                  Numerator for basic and diluted loss
                  per share                                                   $(1,086,570)      $(745,143)

                  Denominator for basic and diluted
                  loss per share (weighted average)                            15,335,937      12,380,852

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     2006              2005
                                                                                     ----              ----

                  Stock options                                                     2,323,402        2,520,832
                  Warrants                                                            464,724          445,294
                  Convertible debentures                                            2,440,000        2,520,000
                  Convertible preferred stock                                       2,588,978        2,588,978
                  Nonvested employee stock                                            516,669          407,332

                  As required by FAS 128,  "Earnings per Share",  cumulative  preferred stock dividends for the quarter ended March 31, 2006 and 2005 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 9 -          SUBSEQUENT EVENTS

                  Definitive Merger Agreement:

                  On May 8, 2006, the Company announced that it had entered into a definitive merger agreement with an affiliate of Investment Properties of America, LLC (IPofA), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, each holder of the Company's common stock will receive $1.00 per share in cash, each holder of the Company's Series A Preferred Stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A share in cash, and each holder of the Company's Series B Preferred Stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B share in cash.

                  In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain directors and officers of the Company, who beneficially own approximately 29.6% of the outstanding voting shares of the Company, have entered into agreements with the purchaser to vote their shares in favor of the merger.

                  A special committee of the Board of Directors of the Company consisting of all independent directors received an opinion from Capitalink, an independent investment banking firm, that the merger consideration was fair from a financial point of view to the Company's shareholders.

                  The definitive merger agreement is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close by the end of the third quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) the timely completion of the acquisition of the Company by a private investor, and (xi) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-K for the year ended December 31, 2005.

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

         Montauk Financial Group has approximately 285 registered representatives and services over 50,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of our other 119 branch office and satellite locations in 28 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of Boston, MA, and Penson Financial Services Inc of Dallas, TX, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support and transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         On February 1, 2006, we entered into a Separation Agreement ("Agreement") with our Chairman of the Board, which provides for the termination of his employment as of that date. The Agreement provides for the Chairman to remain as a director of the Company.

         Pursuant to the terms of the Agreement, we paid the Chairman a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Furthermore, we will continue to provide the Chairman and his wife with medical insurance coverage for 48 months and an automobile allowance of $600 for 36 months, which resulted in a charge to earnings of $64,691. In addition, the separation agreement provided for the immediate vesting of all stock grants in accordance with his employment agreement, which resulted in a charge of $36,458 to compensation expense.

         On May 8, 2006, we announced that we had entered into a definitive merger agreement with an affiliate of Investment Properties of America, LLC (IPofA), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, each holder of our common stock will receive $1.00 per share in cash, each holder of our Series A Preferred Stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A share in cash, and each holder of our Series B Preferred Stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B share in cash.

         In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain of our directors and officers, who beneficially own approximately 29.6% of our outstanding voting shares, have entered into agreements with the purchaser to vote their shares in favor of the merger.

         The definitive merger agreement is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close by the end of the third quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.


RESULTS OF OPERATIONS

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended March 31, 2006 and 2005 (in thousands of dollars).

                                                                Three Months Ended
                                                                ------------------
                                                March 31, 2006                     March 31, 2005
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
             Equities                     $   6,335             48%          $   5,763            37%
             Mutual Funds                     1,601             12%              1,689            11%
             Insurance                        1,110              8%              1,245             8%
             Alternative Products               564              4%                459             3%
             Asset Management Fees              895              7%                777             5%
             Fixed Income                        18             <1%                  9            <1%
                                         -------------- ---------------     -------------- ---------------
             Total                           10,523             79%              9,942            64%
       Principal Transactions                 1,364             10%              1,703            11%
       Investment Banking                       746              6%              2,899            19%
       Interest and Other
             Interest                           576              4%                644             4%
             Deferred revenue                    --              --                219             1%
           Other                                103              1%                159             1%
                                         -------------- ---------------     -------------- ---------------
             Total                              679              5%              1,022             6%
                                         -------------- ---------------     -------------- ---------------
             Total revenues               $  13,312            100%          $  15,566           100%
                                         ============== ===============     ============== ===============

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Overview

         Revenues decreased $2.3 million, or 15%, for the three months ended March 31, 2006 (the "2006 quarter"), to $13.3 million, compared to $15.6 million for the three months ended March 31, 2005 (the "2005 quarter"). The decrease was primarily attributable to a $2.2 million, or 74% reduction in investment banking revenue. Principal transactions and interest and other income also decreased for the 2006 quarter, by $339,000 and $343,000, respectively. These decreases were partially offset by an increase in commission income of $581,000, or 6%, for the 2006 quarter. Expenses decreased $2.2 million, or 13%, from $16.5 million for the 2005 quarter to $14.3 million for the 2006 quarter. Commission expense decreased $1.4 million, or 13%, from $11.0 million for the 2005 quarter to $9.6 million for the 2006 quarter, as a result of an overall reduction in commissionable revenues for the 2006 quarter. The net loss for the 2006 quarter increased $333,000 to $1,044,000, from a net loss of $711,000 for the 2005 quarter. In 2006, the net loss was primarily attributable to a charge of $951,000 to compensation expense in connection with a separation agreement with one of our senior executives, in addition to legal and other fees of $156,000 incurred relating to the anticipated sale of our stock to a private investor. In 2005, earnings were reduced by $1,450,000 in connection with a separation agreement with our former CEO. The net losses in both the 2006 and 2005 quarters were negatively impacted by separation costs of approximately $951,000 and $1,450,000, respectively. Net loss applicable to common stockholders for the 2006 quarter was approximately $1.1 million, or ($0.07) per basic and diluted share, compared to a net loss applicable to common stockholders of approximately $745,000, or ($0.06) per basic and diluted share for the 2005 quarter.

Commission Revenue

         Commission revenue is comprised of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2006 quarter was $10.5 million compared to $9.9 million for the 2005 quarter, primarily due to an increase in agency commissions of $581,000 during the 2006 quarter. Increases in asset management fees and alternative investments of $118,000 and $105,000, respectively, were offset by decreases in commissions generated on insurance and mutual fund products of $135,000 and $88,000, respectively. The increase in agency commissions in the current quarter is due to increased trading activity in equities associated with a marked improvement in equity indices in the USA and overseas, as compared to the comparable quarter in 2005.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $339,000, or 20%, from $1.7 million for the 2005 quarter to $1.4 million for the 2006 quarter. Revenues from fixed income sources, which include municipal, government, corporate bonds and unit investment trusts, accounted for the majority of the decrease during the 2006 quarter. The reduction in activity in fixed income securities is associated with lower prices on domestic fixed income securities in the current quarter, due in part to consistent increases in interest rates by the Federal Reserve starting in 2005.

Investment Banking

         Investment banking revenues for the 2006 quarter decreased $2.2 million from $2.9 million in the 2005 quarter, to $746,000 in the 2006 quarter. This category includes private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member. The decrease reflects a reduction in the number and size of private placement transactions during the 2006 quarter, as compared to the 2005 quarter.

Interest and Other Income

         Interest and other income for the 2006 quarter totaled $679,000, as compared to $1.02 million for the 2005 quarter, a decrease of $343,000. Interest income for the current quarter decreased by $68,000, primarily due to a reduction in customer money market and margin debit account balances. Other income decreased $275,000 in the 2006 quarter, compared to the 2005 quarter. In the 2005 quarter we recognized deferred income of $219,000 from cash advances received in previous years from our former clearing firm, Fiserv. The remaining unamortized cash advances of approximately $4.9.million received from Fiserv were recognized in full during 2005 due to the termination of the financing agreement with Fiserv, resulting in no deferred income recorded during the 2006 quarter.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 13%, or 1.4 million, from $11.0 million for the 2005 quarter, to $9.6 million for the 2006 quarter. Commissions as a percentage of commissionable revenues remained constant, at approximately 76%, for the 2006 and 2005 quarters. Compensation and benefits expense for management, operations and clerical personnel decreased for the 2006 quarter, to $1.6 million (12% of total revenues) from $2.0 million (13% of total revenues), a reduction of approximately $400,000 over the 2005 quarter. Included in this category are salaries, stock and option compensation, health insurance premiums, payroll taxes and bonus accruals. Salaries and related payroll taxes decreased by approximately $84,000, from $1.45 million for the 2005 quarter to $1.37 million for the 2006 quarter. The decrease for the 2006 quarter was primarily attributable to the reduction in officers and other administrative salaries during 2005 and early 2006. Stock and option compensation costs decreased approximately $260,000 for the 2006 quarter as compared to the 2005 quarter. The net cost of health insurance premiums for the 2006 quarter decreased by $17,000 compared to the 2005 quarter mostly due to the reduction in the workforce.

Executive Separation

         Executive separation costs decreased $482,000 for the 2006 quarter when compared with the 2005 quarter. This decrease represents the difference in the costs associated with the individual separation agreements with two former senior executives.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are determined by the volume and type of transactions, increased $219,000, to $640,000 for the 2006 quarter, from $421,000 for the 2005 quarter. As a percentage of transaction based revenues, clearing costs increased to 6.6% for the 2006 quarter, from 4.8% for the 2005 quarter. The increase for the 2006 quarter is primarily due to the change in the type and volume of transactions, as well as the discontinuance of the service credits provided by our prior clearing firm. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $56,000, from $601,000 in the 2005 quarter to $545,000 in the 2006 quarter due to reductions in occupancy and related postage fees and quote services.

Legal matters and related costs

         Legal matters and related settlement costs decreased $44,000, from $242,000 for the 2005 quarter to $198,000 for the 2006 quarter. During the first quarter of 2006, we expensed $61,000 for legal fees in connection with the anticipated sale of our stock to a private investor. Excluding these fees, our legal and settlement costs decreased 43% compared to the 2005 quarter, due to a continuing decline in the number of customer complaints and arbitration claims filed against us.

Other Operating Expenses

         Other operating costs increased $48,000, or 6%, to $828,000 in the 2006 quarter. Included in operating costs during the 2006 quarter is $95,000 of professional fees and directors fees for due diligence related costs incurred due to the anticipated sale of our stock to a private investor.

Interest Expense

         Interest expense for the 2006 quarter decreased 20% compared to the 2005 quarter. The $8,300 decrease is primarily due to the reduction in our outstanding 6% convertible debentures in 2006 compared to 2005, resulting in less interest being paid.

Tax Expense

         The Company recorded a provision for state taxes of $21,000 during the 2006 quarter compared to a net benefit of $177,000 recorded in 2005. In the first quarter of 2005, the Company projected taxable income for the year, and recorded a deferred tax asset for the utilization of net operating loss carryforwards and the realization of other tax benefits.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 74% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the 2006 quarter by $1,460,000. Net cash used in operating activities during the quarter was $1,418,000, which consists of a net loss of $1,044,000, increased by non-cash charges including depreciation and amortization of $221,000 and a note payable of $327,000 issued in connection with a separation agreement in February 2006. Cash was reduced by increases in due from clearing firm, securities owned and prepaid expenses of $785,000, $345,000 and $789,000, respectively, and decreases in accrued expense and income taxes payable of $242,000 and $32,000, respectively. Cash was provided by increases in commissions payable of $411,000, accounts payable of $759,000, and other liabilities of $64,000.

         Additions to property and equipment of $5,000 accounted for the use of cash from investing activities during the 2006 quarter.

          Financing activities used net cash of $36,000 due to the payment of preferred stock dividends of $43,000 and capital leases of $2,000 offset by proceeds from option exercises of $9,000 during the quarter.

         In the first quarter of 2006, holders of $30,000 of convertible debentures that were sold through private offerings in 2002 and 2003 converted their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we have issued 60,000 shares of our common stock during the current quarter. As of March 31, 2006 there is an aggregate principal amount of $1,220,000 of debentures outstanding convertible at $.50 per common share.

         The financing agreement with Premium Assignment for the renewal of our errors and omissions insurance policy had a balance at March 31, 2006 of approximately $824,000, payable in eight remaining monthly installments of approximately $105,000 each. All installments include interest at the rate of 4.97% per annum.

Consolidated Contractual Obligations and Lease Commitments

         The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of March 31, 2006. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

As of March 31, 2006                               Expected Maturity Date

------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
                                                                                                               After
Category                                 2006            2007              2008           2009           2010      2010       Total
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------

Debt Obligations                            0        $455,000          $765,000              0              0         0   $1,220,000
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Capital Lease                          $6,320                                                                         0
Obligations                                                                   0              0              0                 $6,320
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Operating Lease
Obligations                          $857,249        $848,823          $647,657       $619,376        $50,762         0   $3,023,867
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
                                      $96,139        $133,328          $139,453       $145,860        $12,454         0     $527,234
Note Payable
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Other Long-Term


Obligations Reflected
on Balance Sheet under
GAAP                                $57,847(1)                0               0              0              0         0   $57,847(1)
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Total                              $1,017,555      $1,437,151        $1,552,110       $765,236        $63,216             $4,835,268
                                                                                                                      0
------------------------  -------------------- --------------- ----------------- -------------- -------------- --------- -----------

(1) Expected payment obligations embodied in warrants subject to put options.

Net Capital

         At March 31, 2006, Montauk Financial Group had net capital of $2,170,381, which was $1,886,421 in excess of its required net capital of $283,960, and the ratio of aggregate indebtedness to net capital was 1.96 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%. Quarterly dividends of $22,776 were paid during the first quarter of 2006.

         As of March 31, 2006, we have 305,369 Series A Preferred shares issued and outstanding.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provides that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $20,000 was paid during the first quarter of 2006.

Application of Critical Accounting Policies

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2005 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At March 31, 2006 and December 31, 2005, the balances of our securities positions owned, and sold, not yet purchased were approximately $648,000 and $7,000, and $304,000 and $4,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

        The New Jersey Bureau of Securities is conducting an investigation into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. We have recently begun settlement discussions with the Bureau in an attempt to resolve the matter. The final terms of the settlement are still being negotiated but will likely include a monetary fine, the disgorgement of markups on the sale of certain bonds and the retention of a compliance consultant to review the firm's procedures. The exact amount of civil penalty and disgorgement as well as the precise language of the proposed consent order are still being negotiated with the Bureau. We believe that we have adequately reserved for the anticipated financial impact of this matter in the financial statements

         A shareholder, BMAC Corp., has filed a report on Schedule 13D with the Securities and Exchange Commission stating that it holds approximately 5.3% of our outstanding shares as of January 13, 2006. In addition, a company named 360 Global Wine Co., Inc., filed a joint Schedule 13D with BMAC Corp. stating that it intends to acquire the shares of our common stock held by BMAC Corp. as well as those held by certain other individuals. Based on this filing, 360 Global Wine stated that it believed it would acquire 2,986,188 shares or 18.7% of our outstanding shares of common stock. As previously disclosed, we believe that the original Schedule 13D filed by BMAC Corp. (and as amended up to an including the January 2006 amendment) did not satisfy the federal securities regulations related to the filing of Schedule 13D. Although no litigation has been commenced, we have been advised that BMAC and/or 360 Global Wine intend to undertake certain actions, which may include an attempt to change or influence control over the company, including recommendation of management changes and structure of the board of directors. In addition, certain former registered representatives of Montauk Financial Group have contacted our management and advised us that they represent BMAC Corp. and seek management changes in the company. These former brokers have stated it is their intention to put themselves in place as management of Montauk Financial Group. We are aware that many of the clients of these former registered representatives held convertible debentures that we had issued in a prior private placement and substantially all of these debenture holders converted their debentures into our Common Stock at the same time, including persons affiliated with BMAC Corp. We have advised the SEC and NASD of our belief that the persons involved have not complied with applicable law regarding Section 13D of the Securities and Exchange Act of 1934, as well as other provisions of the Securities and Exchange Act of 1934 and SEC regulations. We fully intend to seek all defenses available to us in this matter and are reviewing all available legal options against these persons.

        As of March 31, 2006, we have accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Item 1A. Risk Factors

      Refer to December 31, 2005 form 10-K.

Item 2.  Unregistered Sales of Equity Securities

(a) During the first quarter of 2006, we issued 60,000 common shares upon conversion of $30,000 of convertible debentures. These shares of common stock were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933 and are restricted and may therefore not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Recent Management Changes

        On February 1, 2006, the Company entered into a Separation Agreement with Mr. Herbert Kurinsky, its Chairman of the Board, which provided for the termination of his employment as of that date. The Agreement provided for Mr. Kurinsky to remain as a director of the Company.

Debenture Conversions

         During the first quarter of 2006, holders of $30,000 of our 6% subordinated convertible debentures converted into 60,000 shares of our common stock in accordance with the debenture terms. As of the date of this report, there is an aggregate principal amount of $1,220,000 of convertible debentures outstanding convertible at $.50 per share.

Appointment of Director

         On February 24, 2006, David I. Portman was reappointed to our Board of Directors to fill a vacancy created by his resignation in December 2002.

Definitive Merger Agreement

        On May 8, 2006, the Company announced that it had entered into a definitive merger agreement with an affiliate of Investment Properties of America, LLC (IPofA), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, each holder of the Company's common stock will receive $1.00 per share in cash, each holder of the Company's Series A Preferred Stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A share in cash, and each holder of the Company's Series B Preferred Stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B share in cash.

        In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain directors and officers of the Company, who beneficially own approximately 29.6% of the outstanding voting shares of the Company, have entered into agreements with the purchaser to vote their shares in favor of the merger.

        A special committee of the Board of Directors of the Company consisting of all independent directors received an opinion from Capitalink, an independent investment banking firm, that the merger consideration was fair from a financial point of view to the Company's shareholders.

        The definitive merger agreement is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close by the end of the third quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

Item 6.  Exhibits

Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

Number            Description

   2.1            Agreement  and Plan of Merger  dated as of May 5,  2006 by and among  FMFG  Ownership,  Inc.,  FMFG
                  AcquisitionCo,  Inc. and First Montauk  Financial  Corp.  (Previously  filed as Exhibit 10.1 to our
                  Current Report on Form 8-K dated May 9, 2006).

   4.1            Promissory  Note dated  February 1, 2006 issued by the Registrant to Herbert  Kurinsky  (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2006).

  10.1            Separation Agreement between the Registrant and Herbert Kurinsky dated February 1, 2006 (Previously filed as Exhibit 10.1 to our Current Report on Form 8- dated February 1, 2006).

  10.2            Voting Agreement dated as of May 5, 2006, among FMFG Ownership, Inc. and certain shareholders of
                  First Montauk Financial Corp. (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated May 9, 2006).

  10.3            Escrow Deposit Agreement dated as of May 5, 2006, by and among FMFG Ownership, Inc., First Montauk
                  Financial Corp. and Signature Bank, as escrow agent (Previously filed as Exhibit 10.3 to our Current
                  Report on Form 8-K dated May 9, 2006).

*31.1             Certification of Victor K. Kurylak, Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

*31.2             Certification of Mindy A. Horowitz, Acting Chief Financial Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

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

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: May 15, 2006               /s/ Mindy A. Horowitz
                                  --------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


                                  /s/ Victor K. Kurylak
                                  --------------------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:  May 15, 2006



/s/ Victor K. Kurylak
----------------------------
VICTOR K. KURYLAK
CHIEF EXECUTIVE OFFICER

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:  May 15, 2006



/s/ Mindy A. Horowitz
--------------------------------
MINDY A. HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                                Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
-------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
May 15, 2006

                                                                Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy A. Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy A. Horowitz
--------------------------------
Mindy A. Horowitz
Acting Chief Financial Officer
May 15, 2006