Form 10-Q
period 2006-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2006-08-14
CIK 83125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                 placeCityWASHINGTON, StateD.C. PostalCode20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         |X|          PERIOD ENDED JUNE 30, 2006

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                      PERIOD FROM     TO


                         Commission File Number: 0-6729

                          FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                New Jersey                           22-1737915
            -----------------                   --------------------
         (State of Incorporation)        (I.R.S. Employer Identification No.)



  Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey 07701
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,503,553 shares of Common Stock were outstanding at August 14, 2006.

                          FIRST MONTAUK FINANCIAL CORP.
                                    FORM 10-Q
                                  JUNE 30, 2006

                                      INDEX
                                                                                                          Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Consolidated Statements of Financial Condition as of
           June 30, 2006 (unaudited) and December 31, 2005 ..............................................    F-1

           Consolidated Statements of Operations for the Six Months and
           Three Months Ended June 30, 2006 (unaudited) and 2005
           (unaudited and restated) .....................................................................    F-2

           Consolidated Statements of Changes in Stockholders' Equity (Deficit)
           for the period from January 1, 2005 to June 30, 2006 .........................................  F-3 - F4

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2006 (unaudited) and 2005 (unaudited and restated) ..................................    F-5

           Notes to Consolidated Financial Statements ..................................................    6-15

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................................................  16-24

         Item 3.  Risk Management .......................................................................  24-25

         Item 4.  Controls and Procedures ...............................................................     25

PART II.  OTHER INFORMATION:

         Item 1.  Legal  Proceedings ....................................................................     26

         Item 1A. Risk Factors   ........................................................................     26

         Item 2.  Unregistered Sales of Equity Securities ...............................................     26

         Item 3.  Defaults Upon Senior Securities .......................................................     26

         Item 4.  Submission of Matters to a Vote of Security Holders ...................................     27

         Item 5. Other Information   ....................................................................     27

         Item 6.  Exhibits ..............................................................................     28

         Signatures .....................................................................................     29

         Officers' Certifications   .....................................................................  30-33



                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                     June 30,               December 31,
                                                                                       2006                     2005
                                                                                   (unaudited)


ASSETS
Cash and cash equivalents                                                               $ 1,831,983             $ 1,990,815
Due from clearing firm                                                                    4,794,258               4,756,646
Securities owned, at market value                                                           474,833                 303,612
Prepaid expenses                                                                            971,761                 287,394
Employee and broker receivables - net of reserve for bad debt
      of $1,018,242 and $1,085,135 respectively                                             251,286                 310,289
Property and equipment - net                                                                303,507                 449,460
Other assets                                                                                434,299                 622,804

                                                                               ---------------------     -------------------
      Total assets                                                                      $ 9,061,927             $ 8,721,020
                                                                               =====================     ===================


LIABILITIES
6% convertible debentures                                                                    25,000               1,250,000
Securities sold, not yet purchased, at market value                                           8,926                   3,564
Commissions payable                                                                       1,781,214               2,027,379
Accounts payable                                                                            730,958                 486,676
Accrued expenses                                                                          1,151,859               1,373,354
Income taxes payable                                                                         35,167                  32,167
Capital leases payable                                                                        4,012                   8,555
Note payable                                                                                495,547                 200,000
Other liabilities                                                                           119,704                 111,474
                                                                               ---------------------     -------------------

      Total liabilities                                                                   4,352,387               5,493,169
                                                                               ---------------------     -------------------

Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                           --                      --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845                  30,537                  30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                                   19,782                  19,782
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized,
   18,483,553 and 15,937,407 shares issued and outstanding, respectively                 11,615,302              10,055,925
Additional paid-in capital                                                                1,930,810               1,930,810
Accumulated deficit                                                                      (8,886,891)             (8,809,203)
 Less: deferred compensation                                                                  --                   (388,185)
                                                                               ---------------------     -------------------

      Total stockholders' equity                                                          4,709,540               3,227,851
                                                                               ---------------------     -------------------

      Total liabilities and stockholders' equity                                        $ 9,061,927             $ 8,721,020
                                                                               =====================     ===================





                                   See notes to consolidated financial statements.

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Six months ended June 30                   Three months ended June 30
                                                      ----------------------------------         ----------------------------------
                                                           2006                 2005                 2006                2005
                                                       (unaudited)        (unaudited and         (unaudited)       (unaudited and
                                                                             restated)                                restated)

Revenues:

Commissions                                           $ 20,427,390         $ 18,536,318          $ 9,904,625         $ 8,594,155
Principal transactions                                   2,484,800            2,906,403            1,120,246           1,203,646
Investment banking                                       2,317,234            3,826,060            1,571,673             927,348
Interest and other income                                1,688,306            6,877,365            1,009,164           5,855,352
                                                       ------------        -------------         ------------         -----------

     Total revenue                                      26,917,730           32,146,146           13,605,708          16,580,501
                                                       ------------        -------------         ------------         -----------

Expenses:

Commissions, employee compensation and benefits         22,120,306           22,675,416           11,040,703           9,881,752
Executive separation                                       951,266            1,432,937                --                  --
Clearing and floor brokerage                               695,779            1,052,226               (3,156)            490,883
Communications and occupancy                               883,293            1,161,241              345,485             581,351
Legal matters and related costs                            612,551              314,944              414,048              72,677
Other operating expenses                                 1,534,775            1,933,020              699,886           1,132,264
Interest                                                    66,746               43,393               32,795               1,189
                                                       ------------        -------------         ------------         -----------

     Total expenses                                     26,864,716           28,613,177           12,529,761          12,160,116
                                                       ------------        -------------         ------------         -----------

Net income before income taxes                              53,014            3,532,969            1,075,947           4,420,385
Provision for income taxes                                  45,061               19,520               24,200             196,251
                                                       ------------        -------------         ------------         -----------
   Net income                                              $ 7,953          $ 3,513,449          $ 1,051,747         $ 4,224,134
   Preferred stock dividends                               (85,641)            (242,434)             (42,866)        $  (207,976)
                                                       ------------        -------------         ------------         -----------
   Net income (loss) applicable to common
    stockholders                                        $  (77,688)         $ 3,271,015          $ 1,008,881         $ 4,016,158
                                                       ============        =============         ============         ===========

Earnings (loss) per share:
  Basic                                                 $     -             $      0.24          $      0.06         $      0.28
  Diluted                                               $     -             $      0.18          $      0.05         $      0.20

Weighted average number of shares of stock
 outstanding:
  Basic                                                 15,594,185           13,421,349           15,842,628          14,411,053
  Diluted                                               16,515,509           20,251,184           19,363,508          21,251,791




                                                  See notes to consolidated financial statements.

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2006



                                        Series A Convertible  Series B Convertible
                                           Preferred Stock       Preferred Stock           Common Stock
                                        --------------------- ---------------------  ------------------------
                                        ---------------------------------------------------------------------       Additional
                                          Shares     Amount     Shares      Amount      Shares      Amount        Paid-in Capital
                                        ---------------------------------------------------------------------  ---------------------

Balances at January 1, 2005                305,369   $30,537       -           -      10,258,509  $7,257,292      $   950,592

Increase in deferred compensation                                                                    154,464
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                                                                 25,000      25,000
Issuance of restricted stock in connection
   with employment agreements                                                          1,300,000     741,000
Issuance of preferred stock in connection
   with separation agreement                                     197,824   $19,782                                    980,218
Exercise of incentive stock options                                                      560,998     343,071
Cashless exercise of warrants                                                            262,900     158,283
Conversion of bonds into common stock                                                  3,530,000   1,765,000
Payment of preferred stock dividends
Net income for the year
                                        --------------------- ---------------------  ------------------------    ------------
Balances at December 31, 2005              305,369    30,537     197,824    19,782    15,937,407  10,444,110        1,930,810

Increase in deferred compensation                                                                     61,211
Amortization of deferred compensation
Reclass to common stock                                                                             (185,871)
Exercise of incentive stock options                                                       19,800      11,034
Cashless exercise of incentive stock
 options                                                                                  27,586
Cashless exercise of warrants                                                             28,603      22,211
Expired warrant obligation                                                                47,009      37,607
Conversion of bonds into common stock                                                  2,450,000   1,225,000
Payment of preferred stock dividends
Net income for the period
                                        --------------------- ---------------------  ------------------------     ------------
Balances at June 30, 2006 (unaudited)      305,369   $30,537     197,824   $19,782    18,510,405 $11,801,173      $ 1,930,810
                                        ===================== =====================  ========================     ============


                                            See notes to consolidated financial statements.

                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM JANUARY 1, 2005 TO JUNE 30, 2006


                                              Retained
                                              Earnings                                                       Stockholders'
                                            (Accumulated         Deferred          Treasury Stock               Equity
                                               Deficit)        Compensation     Shares          Amount         (Deficit)
                                           ----------------   --------------------------------------------   --------------

Balances at January 1, 2005                  $ (10,948,157)      $ (388,881)                                  $ (3,098,617)

Increase in deferred compensation                                  (154,464)                                           -
Amortization of deferred compensation                               896,160                                        896,160
Common stock issued in connection
   with legal settlements                                                                                           25,000
Issuance of restricted stock in connection                                                                             -
   with employment agreements                                      (741,000)                                           -
Issuance of preferred stock in connection
   with separation agreement                                                                                     1,000,000
Exercise of incentive stock options                                                                                343,071
Exercise of warrants                                                                                               158,283
Conversion of bonds into common stock                                                                            1,765,000
Payment of preferred stock dividends              (285,340)                                                       (285,340)
Net income for the year                          2,424,294                                                       2,424,294
                                           ----------------   --------------  ----------------------------   --------------
Balances at December 31, 2005                   (8,809,203)        (388,185)        --            --             3,227,851

Increase in deferred compensation                                   (61,211)                                           -
Amortization of deferred compensation                               263,525                                        263,525
Reclass to common stock                                             185,871                                            -
Exercise of incentive stock options                                                                                 11,034
Cashless exercise of incentive stock options                                                                           -
Cashless exercise of warrants                                                                                       22,211
Expired warrant obligation                                                                                          37,607
Conversion of bonds into common stock                                                                            1,225,000
Payment of preferred stock dividends               (85,641)                                                        (85,641)
Net income for the period                            7,953                                                           7,953
                                           ----------------   --------------  ----------------------------   --------------
Balances at June 30, 2006 (unaudited)         $ (8,886,891)      $ (185,871)        --            --           $ 4,709,540
                                           ================   ==============  ============================   ==============



                                          See notes to consolidated financial statements.




                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Six months ended June 30
                                                                                   ------------------------------------------
                                                                                               2006                   2005
                                                                                           (unaudited)           (unaudited and
                                                                                                                   restated)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $ 7,953            $ 3,513,449

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
 Depreciation and amortization of property and equipment                                      151,260                218,965
 Amortization of deferred costs                                                               332,178                755,077
 Amortization of deferred income                                                               --                 (5,105,116)
 Preferred shares issued in connection with separation agreement                                                   1,000,000
 Note payable issued in connection with separation agreement                                  295,547                200,000
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                       (37,613)               217,087
 Securities owned                                                                            (171,220)              (167,204)
 Prepaid expenses                                                                            (684,368)              (581,526)
 Employee and broker receivables                                                               57,913                266,011
 Income taxes receivable                                                                            -                 40,503
 Other assets                                                                                 119,851                (49,045)
 Securities sold, not yet purchased                                                             5,362               (167,178)
 Commissions payable                                                                         (246,164)                29,186
 Accounts payable                                                                             244,282                305,368
 Accrued expenses                                                                            (221,495)               256,581
 Income taxes payable                                                                           3,000                (19,460)
 Other liabilities                                                                             69,139               (156,438)
                                                                                   -------------------    -------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (74,375)               556,260
                                                                                   -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                           (5,307)               (31,530)
                                                                                   -------------------    -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (5,307)               (31,530)
                                                                                   -------------------    -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                                      (4,543)               (49,641)
 Proceeds from exercise of incentive stock option                                              11,034                334,935
 Payment of preferred stock dividends                                                         (85,641)                --

                                                                                   -------------------    -------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (79,150)               285,294
                                                                                   -------------------    -------------------

Net increase (decrease) in cash and cash equivalents                                         (158,832)               810,024
Cash and cash equivalents at beginning of period                                            1,990,815              1,034,681
                                                                                   -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 1,831,983            $ 1,844,705
                                                                                   ===================    ===================

Supplemental disclosures of cash flow information: Cash paid during the period for:
 Interest                                                                                    $ 63,176               $ 88,377
                                                                                   ===================    ===================
 Income taxes                                                                               $ 108,644               $ 32,784
                                                                                   ===================    ===================

Noncash financing activity:
 Cashless exercise of warrants                                                          $      22,211            $   119,196
 6% convertible debentures converted into common stock                                  $   1,225,000            $ 1,755,000


                                      See notes to consolidated financial statements.

                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          BASIS OF PRESENTATION

                  The interim financial information as of June 30, 2006 and for the six-month and three-month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the six months and three months ended June 30, 2006 and 2005, as applicable, have been made. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                  Subsequent to the issuance of the Company's unaudited financial statements in its Form 10-Q for the six months and three months ended June 30, 2005, the Company concluded that it did not properly account for the issuance of its restricted stock awards to certain senior executives in February 2005. Therefore, the Company amended its June 30, 2005 Form 10-Q to correct the amounts previously reported for amortization of deferred compensation which is included in the Consolidated Statements of Income as part of "Commissions, Employee Compensation and Benefits".

NOTE 2 -          STOCK-BASED COMPENSATION

                  The Company periodically issues common stock to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of the following shareholder approved equity compensation plans ("the Plans"):

                  2002 Stock Incentive Plan

                  The 2002 Incentive Stock Option Plan, which replaced the 1992 Incentive Stock Option Plan that expired in September 2002, has reserved up to 5,000,000 shares of common stock for issuance to employees, non-employee consultants and non-employee registered representatives of the Company. Only options issued to employees qualify for incentive stock option treatment ("ISOs"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Incentive Stock Plan will terminate in 2012.

                  2002 Non-Executive Director Stock Option Plan

                  Under the 2002 Director Plan, which replaced the 1992 Non-Executive Director Stock Option Plan that expired in September 2002, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested non-qualified stock options, and will have a five-year term and an exercise price equal to 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012.

                  1996 Senior Management Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted common stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. The 1996 Plan terminated in June 2006.

                  The Plans provide for accelerated vesting if there is a change in control.

                  Accounting for Employee Awards:

                  Effective January 1, 2006, the Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised
                  2004), Share-Based Payment ("FAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

                  In adopting FAS 123(R), the Company applied the modified prospective approach to the transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

                  As a result of the adoption of FAS 123(R), the Company's results for the six and three month periods ended June 30, 2006 include share-based compensation expense for employee options and shares totaling approximately $213,000 and $114,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. Stock compensation expense for employee options and shares recorded under APB 25 in the Consolidated Statements of Operations for the six and three months ended June 30, 2005 totaled $534,000 and $116,000, respectively.

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

                  Stock compensation expense related to non-employee options was $50,000 and $13,000 respectively for the six and three month periods ended June 30, 2006 compared to $65,000 and $27,000 respectively for the six and three months ended June 30, 2005. These amounts are included in Consolidated Statements of Operations within commissions, employee compensation and benefits.

                  The weighted average estimated fair value of all stock options granted in the six months ended June 30, 2006 and 2005 was $0.59 and $0.56, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:



                                        Six Months Ended                          Three Months Ended
                              June 30, 2006           June 30, 2005      June 30, 2006           June 30, 2005

Expected volatility                 68%                   102%                68%                    102%
Expected dividend yield              0%                     0%                 0%                      0%
Risk-free interest rate         3.71%-5.10%            2.93%- 3.72%       3.71%- 5.10%            2.93%- 3.72%
Expected term (in years)          0-5 years              0-5 years           0-5 years              0-5 years


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

                  Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123(R):

                  The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the prior year comparable period.


                                                                    Six months ended         Three months ended
                                                                      June 30, 2005              June 30, 2005
                                                                      -------------                 -------------
                                                                    (unaudited &restated)     (unaudited & restated)
                  Net income attributable to
                   common stockholders, as reported                       $3,271,015                       $4,016,158
                  Add:  Employee stock-based
                   compensation expense determined
                   under the fair value based method
                   for all awards (no tax effect)                            (36,091)                         (17,542)
                                                                            --------                          --------
                  Pro forma net income
                   attributable to common
                   stockholders                                           $3,234,924                       $3,998,616

                  Add: preferred stock dividends                             242,434                          207,976
                  Add: convertible debenture interest                         47,075                           18,810
                                                                              ------                           ------
                  Pro forma net income                                    $3,524,433                       $4,225,402
                                                                           =========                        =========

                  Earnings per share:
                    Basic - as reported                                   $      .24                       $      .28
                    Basic -  pro forma                                    $      .24                       $      .28
                    Diluted - as reported                                 $      .18                       $      .20
                    Diluted - pro forma                                   $      .17                       $      .20


                   The following table represents all our stock options granted, exercised, and forfeited during the six months of 2006.


          ------------------------------ --------- -------------------- --------------- ------------ -------------------
                                                                                        Weighted
                                                                        Weighted        Average
                                                                        Average         Remaining
                                                   Number               Exercise Price  Contractual  Aggregate
          Stock Options                            of Shares            per Share       Term         Intrinsic Value
          ------------------------------ --------- -------------------- --------------- ------------ -------------------

                 Outstanding at
                 January 1, 2006                     2,707,302            $0.85
          --------------------------------------------------------------------------------------------------------------
                 Granted                                 3,000            $1.04
                 Exercised                            (220,400)           $0.72
                 Forfeited/expired                    (213,500)           $1.35
          --------------------------------------------------------------------------------------------------------------
                 Outstanding at
                 June 30, 2006                       2,276,402            $0.81            2.6         $213,435
          ==============================================================================================================
                 Exercisable at
                 June 30, 2006                       1,703,836            $0.82            2.5         $138,723
          ==============================================================================================================


                   The weighted-average grant date fair value of all share options granted during the six months ended June 30, 2006 and 2005 was $0.59 and $0.56, respectively. The intrinsic value of all stock options exercised during the six months of 2006 and 2005 was $55,000 and $118,000, respectively. Cash received from the exercise of all stock options in the six months ended June 30, 2006 and 2005 was $11,034 and $297,435, respectively. The Company has issued nonvested shares (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the six months ended June 30, 2006:

                   ----------------------------------- -------------------------------- -----------------------------
                            Nonvested Shares                    Shares                           Weighted-Average
                                                                                                 Grant-Date
                                                                                                 Fair Value
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                            Nonvested January 1, 2006            950,000                         $0.47
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                            Granted                                  --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                            Vested                              (850,000)                        $0.46
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                            Forfeited                                --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                            Nonvested June30, 2006               100,000                         $0.57
                   ----------------------------------- -------------------------------- -----------------------------

                  The total fair value of shares vested during the six months ended June 30, 2006 and 2005, was $825,000 and $956,000, respectively.

                  As of June 30, 2006, there was $186,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 3 -          PREPAID EXPENSES

                  Prepaid expenses at June 30, 2006 include a payment for errors and omissions insurance coverage. The unamortized amount at June 30, 2006 is $601,000, which will be written off over the next seven months.

NOTE 4 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2006 includes an insurance premium financing agreement with a current balance of $415,000 payable in four remaining monthly installments of approximately $105,000. All installments include interest at the rate of 4.97% per annum.

NOTE 5 -          6% CONVERTIBLE DEBENTURES

                  During the quarter ended June 30, 2006, holders of $1,190,000 of the Company's 6% subordinated convertible debentures sold their debentures, in privately negotiated transactions, to FMFG Ownership Inc. ("Ownership"), the entity with which the Company has entered into a definitive merger agreement (See Note 8). Subsequent to the purchase of the debentures, Ownership converted its entire debenture holdings into 2,380,000 of the Company's common shares.

                  There remains $25,000 of outstanding debentures which are due to mature in 2007.

NOTE 6 -          LEGAL MATTERS

                  The Company is a respondent or co-respondent in various legal proceedings, including customer arbitrations and regulatory investigations. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

                  The Company is in the final stages of resolving a New Jersey Bureau of Securities investigation into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The final terms of the settlement are still being negotiated but will likely include a monetary fine and the retention of a compliance consultant to review the firm's procedures. The exact amount of the fine, as well as the precise language of the proposed consent order, are still being negotiated with the Bureau. The Company believes that it has adequately reserved for the anticipated financial impact of this matter in the financial statements. We anticipate that a final consent order will be issued during the third quarter of 2006.

                  As of June 30, 2006, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 7 -          EARNINGS (LOSS) PER SHARE

                  Basic earnings (loss) per share for the six and three months ended June 30, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings (loss) per share:


                                                 Six months ended                           Three months ended
                                                      June 30                                     June 30
                                                 ----------------                          --------------------
                                             2006               2005                    2006                 2005
                                             ----               ----                    ----                 ----
                                                            (Restated)                                    (Restated)

Numerator - basic:
Net income                              $      7,953      $ 3,513,449              $  1,051,747          $ 4,224,134
Deduct:  preferred stock dividends          ( 85,641)        (242,434)                 ( 42,866)            (207,976)
                                            ---------        ---------                 ---------            ---------

Numerator for basic
  earnings (loss) per share             $    (77,688)     $ 3,271,015              $  1,008,881          $ 4,016,158
                                             ========       =========                 ==========            =========

Numerator - diluted:

Numerator for basic
  earnings (loss) per share             $    (77,688)     $ 3,271,015              $  1,008,881          $ 4,016,158
Add: preferred stock dividends                85,641          242,434                    42,866              207,976
Add: convertible debenture
  interest, net of tax                        35,061           47,075                       375               18,810
                                            --------          ------                ------------           ---------

Numerator for diluted                   $     43,014      $ 3,560,524              $  1,052,122          $ 4,242,944
  earnings per share                        ========        =========               ============           =========

Denominator:
Weighted average common
     shares outstanding                   15,594,185       13,421,349                15,842,628           14,411,053
Effect of dilutive securities:
     Stock options and warrants              879,487        1,216,404                   841,276            1,183,763
     Convertible preferred stock                            2,588,978                 2,588,978            2,588,978
     Nonvested employee stock                 41,837          524,453                    40,625              567,997
     Convertible debentures                      --         2,500,000                    50,000            2,500,000
                                          ------------     ----------                -----------          ----------
Denominator for diluted earnings
     per share                            16,515,509       20,251,184                19,363,507           21,251,791
                                          ============     ==========                ===========          ==========



                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:


                                            Six months ended                            Three months ended
                                                  June 30                                     June 30
                                         2006               2005                      2006                 2005
                                         -----------------------                      -------------------------

Stock options                          1,655,300         1,349,854                 1,685,552            1,349,854
Warrants                                 149,133             --                      157,092                --
Convertible debt                          50,000             --                        --                   --
Convertible preferred stock            2,588,978             --                        --                   --
Nonvested employee stock                  58,153             --                       59,375                --


                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the six and three months ended June 30, 2006 and 2005 were deducted from net income to arrive at the numerator for basic and diluted earnings (loss) per share.

NOTE 8 -          DEFINITIVE MERGER AGREEMENT

                  On May 5, 2006, the Company entered into a definitive merger agreement with FMFG Ownership, Inc. ("Ownership"), and FMFG AcquisitionCo, Inc. ("AcquisitionCo"), affiliates of Investment Properties of America, LLC ("IPofA"), a privately owned, diversified real estate investment and management company. Pursuant to the agreement, upon the completion of the merger, each holder of the Company's common stock will receive $1.00 per share in cash, each holder of the Company's Series A preferred stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A preferred share in cash, and each holder of the Company's Series B preferred stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B preferred share in cash.

                  In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain directors and officers of the Company, who beneficially own approximately 26.1% of the outstanding voting shares of the Company, as of the record date, June 26, 2006, have entered into voting agreements with the purchaser to vote their shares in favor of the merger.

                  A special committee of the Board of Directors of the Company consisting of all independent directors received an opinion from Capitalink, L.C., an independent investment banking firm, that the merger consideration was fair from a financial point of view to the Company's shareholders.

                  The Company has filed a proxy statement in connection with this proposed transaction and has scheduled a special meeting of shareholders for August 17, 2006 to consider and vote upon the proposed merger. Shareholders of record on June 26, 2006 of the Company's common stock, Series A preferred stock and Series B preferred stock will be entitled to vote at the special meeting of shareholders. Prior to the record date, Ownership purchased an aggregate of 2,159,348 shares of the Company's common stock in the open market and privately negotiated transactions, and in privately negotiated transactions purchased 283,087 shares of the Company's outstanding Series A preferred stock at a price of $4.00 per share, providing Ownership with 92.7% of the outstanding shares of Series A preferred stock as of the record date. In addition, Ownership purchased $1,190,000 principal amount of the Company's convertible debentures from holders, in privately negotiated transactions, which were subsequently converted into 2,380,000 shares of the Company's common stock. As a result of all of these purchases, as of the record date, Ownership beneficially owns 24.6% of the Company's common stock (assuming no shares of Series A preferred stock are converted into common stock).

                  The completion of the merger is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

NOTE 9 -          SEPARATION AGREEMENT

                  On February 1, 2006, the Company entered into a Separation Agreement with Herbert Kurinsky, the Chairman of the Board of Directors. Under the terms of the Separation Agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement dated January 1, 2004. Mr. Kurinsky continues to serve as Chairman of the Board of the Company. As a result of the separation agreement, the Company expensed a total of $951,266 which includes the following:

                  o   A lump sum severance payment of $300,000.

                  o A promissory note in the principal amount of $550,217, payable in monthly installments of $12,500 over a period of 48 months and bearing interest at the rate of 4.5% per annum, the remaining balance of which was paid pursuant to the change of control provisions in the Separation Agreement and Promissory Note. (See Notes 10 and 13)

                  o Medical and dental benefits to Mr. Kurinsky and his wife for a period of 48 months.

                  o Automobile allowance of $600 per month for a period of 36 months, the remaining balance of which was subsequently paid pursuant to the change of control provisions in the Separation Agreement. (See Notes 10 and 13)

                  o The full vesting of all restricted stock in accordance with his employment agreement.

                  Subsequent to June 30, 2006, the Company paid the remaining balances, including accrued interest, on the note payable and automobile allowance of $486,000 and $19,000, respectively.

                  The Company and Mr. Kurinsky have also exchanged mutual releases except to the extent each has reserved their rights as provided in the Separation Agreement.

NOTE 10 -         CHANGE IN CONTROL

                  During June 2006, through purchases of common stock and convertible debentures which were subsequently converted to common stock, Ownership obtained beneficial ownership of 24.6% of the Company's common stock, as of the record date, triggering the change of control provisions in certain agreements. As a result, in June 2006 the Company expensed $73,000 for stock and options that became immediately vested in accordance with its CEO's employment agreement. In addition, in July 2006 the remaining note payable balance and automobile allowance totaling $505,000 was paid to Mr. Herbert Kurinsky in accordance with the change of control provisions of his Separation Agreement and Promissory Note. (See Notes 9 and 13)

NOTE 11 -         AMENDMENT TO CLEARING AGREEMENT

                  During the second quarter of 2006, First Montauk Securities Corp. ("FMSC") signed an amendment to Exhibit A of its clearing agreement with National Financial Services LLC ("NFS"), adopting, among other things, a schedule of reduced clearing rates.

NOTE 12 -         SIGNED RELEASE WITH NFS

                  During the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by FMSC in prior periods, as a result of its conversion from Fiserv Securities Inc. to NFS in 2005. The payment was received on June 29, 2006 and was recorded by FMSC among various expense and revenue categories.

NOTE 13 -         SUBSEQUENT EVENTS

                  In July 2006, pursuant to change in control provisions in its Promissory Note and Separation Agreement with its former Chairman of the Board, the Company paid Mr. Herbert Kurinsky the remaining balances on his note payable and automobile allowance. (See Notes 9 and 10)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Montauk Financial Group has approximately 290 registered representatives and services over 50,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. With the exception of a company leased branch office in New York City, all of our other 117 branch office and satellite locations in 30 states are owned and operated by affiliates; independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of StateBoston, StateMA, and Penson Financial Services Inc of StateStateDallas, StateTX, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support and transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         On May 5, 2006, we entered into a definitive merger agreement with Ownership and AcquisitionCo, affiliates of IPofA. Ownership and AcquisitionCo are wholly-owned subsidiaries of Edward H. Okun, a private investor who is the controlling person of IPofA. Pursuant to the merger agreement, upon completion of the merger, each holder of our common stock will receive $1.00 per share in cash, each holder of our Series A preferred stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A preferred share in cash, and each holder of our Series B preferred stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B preferred share in cash.

         In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain of our directors and officers, who beneficially own approximately 26.1% of our outstanding voting shares as of the record date, have entered into voting agreements with the purchaser to vote their shares in favor of the merger.

         We filed a proxy statement in connection with this proposed transaction and have scheduled a special meeting of shareholders for August 17, 2006 to consider and vote upon the proposed merger. Shareholders of record on June 26, 2006 of our common stock, Series A preferred stock and Series B preferred stock will be entitled to vote at the special meeting of shareholders. Prior to the record date, Ownership purchased, from holders, an aggregate of 2,159,348 shares of our common stock in the open market and privately negotiated transactions, and in privately negotiated transactions purchased 283,087 shares of our Series A preferred stock at a price of $4.00 per share, providing Ownership with 92.7% of the outstanding shares of our Series A preferred stock. In addition, Ownership purchased $1,190,000 principal amount of our outstanding convertible debentures, from holders, in privately negotiated transactions, which were subsequently converted by Ownership into 2,380,000 shares of our common stock. As a result of all of these purchases, as of the record date, Ownership beneficially owns 24.6% of our common stock (assuming no shares of Series A preferred stock are converted into common stock).

         The definitive merger agreement is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

         On February 1, 2006, we entered into a Separation Agreement with Herbert Kurinsky, our Chairman of the Board of Directors, which provided for the termination of his employment as of that date. Pursuant to the terms of the Agreement, we paid the Chairman a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Furthermore, the Separation Agreement provided for a continuation of medical insurance coverage for 48 months for the Chairman and his wife, an automobile allowance of $600 for 36 months, which resulted in a charge to earnings of $64,691, and the immediate vesting of all stock grants in accordance with his employment agreement, which resulted in an additional charge to earnings of $36,458. In the event of a change in control, any remaining note principal and automobile allowance is immediately payable. As a result of Ownership's purchase of 24.6% of our stock, the change of control provisions of Mr. Kurinsky's promissory note and separation agreement were triggered, and consequently, in July 2006 we paid Mr. Kurinsky $505,000.

         During the second quarter of 2006, First Montauk Securities Corp. ("FMSC") signed an amendment to Exhibit A of its clearing agreement with NFS, adopting, among other things, a schedule of reduced clearing rates.

         Also during the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by the broker-dealer in prior periods, as a result of its conversion from its prior clearing firm, Fiserv Securities Inc., to NFS in 2005. The payment was received on June 29, 2006 and was recorded by FMSC among various expense and revenue categories as described in more detail below.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended June 30, 2006 and 2005 (in thousands of dollars).

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                                 June 30, 2006                      June 30, 2005
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
             Equities                     $    4,757            35%          $   4,338            26%
             Mutual Funds                      1,610            12%              1,568             9%
             Insurance                         1,080             8%              1,084             7%
             Alternative Products              1,373            10%                672             4%
             Asset Management Fees             1,009             7%                866             5%
             Fixed Income                         76             1%                 66            <1%
                                         -------------- ---------------     -------------- ---------------
             Total                             9,905            73%              8,594            52%
       Principal Transactions                  1,120             8%              1,204             7%
       Investment Banking                      1,572            12%                927             6%
       Interest and Other
             Interest                            767             6%                710             4%
             Deferred revenue                    --             --               4,886            29%
             Other                               242             1%                259             2%
                                         -------------- ---------------     -------------- ---------------
             Total                             1,009             7%              5,855            35%
                                         -------------- ---------------     -------------- ---------------
             Total revenues                 $ 13,606           100%           $ 16,580           100%
                                         ============== ===============     ============== ===============


Overview

         Total revenues decreased $3.0 million, or 18%, for the three months ended June 30, 2006 (the "2006 quarter"), to $13.6 million, compared to $16.6 million for the three months ended June 30, 2005 (the "2005 quarter"). The decrease was primarily attributable to the inclusion of $4.9 million during the 2005 quarter, from the acceleration of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. This decrease in 2006 was offset by increases in commissions of $1.3 million and investment banking revenues of $644,000. Included in interest and other income for the 2006 quarter is an additional $180,000 of margin interest rebate; a partial allocation of the $1.0 million received from NFS on June 29, 2006. Taking into consideration the $180,000 of additional interest income in the 2006 quarter and the $4.9 million of deferred revenue recognition in the 2005 quarter, revenue in the 2006 quarter increased $1.7 million, or 15%, compared to the same period in 2005.

         Expenses increased in the 2006 quarter by $370,000, or 3%, compared to the 2005 quarter. Included in expenses in 2006 is $820,000 of expense offsets, a partial allocation of the $1.0 million received from NFS on June 29, 2006 (as discussed above). Taking into consideration the $820,000 received from NFS, expenses increased by $1.2 million during the 2006 quarter, when compared to the 2005 quarter, an increase of 10%. Commission expense increased $1.6 million, or 20%, from $8.0 million for the 2005 quarter to $9.6 million for the 2006 quarter, as a result of the increase in commissionable revenues for the 2006 quarter. In addition, legal matters and related costs increased $341,000 in the 2006 quarter compared to 2005, offset by decreases in professional fees, quote services, and amortization and depreciation expenses.

         Net income attributable to common stockholders for the 2006 quarter decreased approximately $3.0 million to $1.0 million, or $.06 and .05 per basic and diluted share, respectively, from a net income of $4.0 million for the 2005 quarter, or $.28 and $.20 per basic and diluted share, respectively, due to the adjustments mentioned above.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2006 quarter was $9.9 million compared to $8.6 million for the 2005 quarter. Commissions on alternative products, which include REIT's, 1031 exchanges and oil & gas programs, increased $701,000, or 104%, from $672,000 in the 2005 quarter to $1,373,000 in the 2006 quarter. In addition, agency commissions and asset management fees increased $438,000 and $143,000, respectively, while revenues from mutual funds and insurance products remained relatively constant.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $83,000, or 7%, from $1.20 million for the 2005 quarter to $1.12 million for the 2006 quarter.

Investment Banking

         Investment banking revenues for the 2006 quarter increased $644,000 from $927,000 in the 2005 quarter, to $1.57 million in the 2006 quarter. This category includes private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member. The number and size of private placement transactions during the 2006 quarter increased compared to the 2005 quarter.

Interest and Other Income

         Interest and other income for the 2006 quarter totaled $1.0 million, as compared to $5.9 million for the 2005 quarter, a decrease of $4.9 million. This decrease was due mostly to the acceleration of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm during the 2005 quarter. Included in interest income for the 2006 quarter is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS on June 29, 2006.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, increased 20%, or $1.6 million, from $8.0 million for the 2005 quarter, to $9.6 million for the 2006 quarter. Commissions represent 76% and 74% of commissionable revenues for the 2006 and 2005 quarters, respectively. Compensation and benefits expense for management, operations and clerical personnel, which include salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, decreased for the 2006 quarter, to $1.4 million from $1.9 million, a reduction of approximately $500,000 over the 2005 quarter. Salaries, bonuses accruals and payroll taxes decreased by approximately $170,000, from $1.33 million for the 2005 quarter, to $1.16 million for the 2006 quarter. The decrease for the 2006 quarter was primarily attributable to $86,000 of salary offsets, a partial allocation of the $1.0 million received from NFS on June 29, 2006. Stock and option compensation costs decreased approximately $16,000 for the 2006 quarter as compared to the 2005 quarter.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs decreased $494,000 in the 2006 quarter when compared to the 2005 quarter. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees for costs incurred in prior periods. Actual clearing costs for the 2006 quarter, excluding the settlement amount from NFS of $544,000, would have been $540,000, an increase of $50,000, or 10%, compared to the 2005 quarter. As a percentage of transaction based revenues, clearing costs remained relatively constant between the two periods. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $236,000, from $581,000 in the 2005 quarter to $345,000 in the 2006 quarter due to a reduction in quote services of approximately $68,000, and a $135,000 reduction in costs incurred in prior periods related to data aggregation as part of the $1.0 million received from NFS on June 29, 2006.

Legal matters and related costs

         Legal matters and related settlement costs increased $341,000, from $73,000 during the 2005 quarter to $414,000 for the 2006 quarter. Settlement costs of $124,500 for the 2006 quarter include an additional reserve of $75,000 in connection with the investigation by the New Jersey Bureau of Securities (See
Note 6). Legal expense during the 2006 quarter increased $166,000, of which $122,000 was in connection with the anticipated acquisition of the Company by a private investor. Settlement costs increased by $175,000 for the 2006 quarter compared to the 2005 quarter. The 2005 quarter included a $164,000 credit adjustment for the valuation of warrants issued in settlement of an arbitration claim that occurred in a previous period.

Other Operating Expenses

         Other operating costs decreased approximately $432,000, or 38%, to $700,000 in the 2006 quarter from $1.13 million during the 2005 quarter. The largest decrease in other operating expenses during the 2006 quarter was for consulting fees of $122,000, amortization of deferred financing of $77,000, depreciation of $35,000 and advertising of $43,000. In addition, we allocated approximately $55,000 of the $1.0 million received from NFS on June 29, 2006 against professional fees.


Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues by Source

The following provides a breakdown of total revenues by source for the six-month periods ended June 30, 2006 and 2005 (in thousands of dollars).

                                                                 Six Months Ended
                                         -----------------------------------------------------------------
                                                 June 30, 2006                      June 30, 2005
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
       Equities                            $ 11,097             41%           $ 10,105          31%
       Mutual Funds                           3,211             12%              3,257          10%
       Insurance                              2,190              8%              2,329           7%
       Alternative Products                   1,937              7%              1,131           4%
       Asset Management Fees                  1,904              7%              1,643           5%
       Fixed Income                              89             <1%                 71          <1%
                                         -------------- ---------------     -------------- ---------------
       Total                                 20,428             76%             18,536          58%
       Principal Transactions                 2,485              9%              2,907           9%
       Investment Banking                     2,317              9%              3,826          12%
       Interest and Other
       Interest                               1,334              5%              1,342           4%
       Deferred revenue                         --              --               5,105          16%
       Other                                    354              1%                430           1%
                                         -------------- ---------------     -------------- ---------------
       Total                                  1,688              6%              6,877          21%
                                         -------------- ---------------     -------------- ---------------
       Total revenues                      $ 26,918            100%           $ 32,146         100%
                                         ============== ===============     ============== ===============

Overview

         Overall, revenues decreased $5.2 million for the six months ended June 30, 2006 (the "2006 period"), to $26.9 million, compared to $32.1 million for the six months ended June 30, 2005 (the "2005 period"). The decrease was primarily attributable to the inclusion of $4.9 million during the 2005 period, from the recognition of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. Commission revenues increased by $1.9 million while revenues from principal transactions and investment banking decreased by $422,000 and $1.5 million, respectively. Included in interest and other income for the 2006 period is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS on June 29, 2006, as discussed previously. Taking into consideration the $180,000 of additional interest income in the 2006 period and the $4.9 million of deferred revenue recognition in the 2005 period, revenue in the 2006 period decreased $522,000, or 2%, compared to the same period in 2005.

         Expenses in the 2006 period decreased by approximately $1.75 million, which includes an $820,000 credit due to a partial allocation of the $1.0 million received from NFS on June 29, 2006. Taking into consideration the $820,000 received from NFS, expenses decreased by $928,000 during the 2006 period, when compared to the 2005 period, a decrease of 3%. Included in the 2006 decrease is a reduction in executive separation costs of $482,000, clearing costs of $356,000, communications and occupancy of $278,000 and other operating expenses of $398,000. These were offset in part by increases in legal matters and related costs of $298,000. Commission expense increased approximately $300,000, or 2%, from $18.8 million for the 2005 period to $19.1 million for the 2006 period.

         Net loss applicable to shareholders in the 2006 period was ($77,000), or $0.00 per basic and diluted shares, compared to net income of $3.3 million, or $0.24 and $0.18 per basic and diluted shares, respectively, for the 2005 period.

Commission Revenue

         Commission revenue for the six months ended 2006 increased $1.9 million to $20.4 from $18.5 million in the same period in 2005. The increase was primarily attributable to revenue from agency equity transactions which increased $1.0 million and commissions from alternative products, which include commissions on REIT's, 1031 exchanges and oil & gas programs, which increased 71%, from $1.13 million in the 2005 period to $1.93 million in the 2006 period. An increase in revenue from asset management fees of $260,000 was partially offset by decreases in commissions earned on insurance products and mutual funds of $186,000.

Principal Transactions

         Principal transactions decreased $422,000, or 15%, from $2.9 million for the 2005 period to $2.5 million for the 2006 period. Revenues from all fixed income products accounted for the decrease in 2006. The reduction in activity in fixed income securities is associated with lower prices on domestic fixed income securities in the current quarter, due in part to consistent increases in interest rates by the Federal Reserve.

Investment Banking

         Investment banking revenues for the 2006 period decreased $1.5 million, or 39%, from $3.8 million in the 2005 period, to $2.3 million in the 2006 period. Investment banking revenues for the first quarter of 2005 were $2.9 million compared to $746,000 for the first quarter of 2006. Although investment banking revenues for the 2006 quarter increased over the 2005 quarter by $644,000, it was not enough to make up for the decrease during the first quarter of 2006. The decrease in investment banking revenues was primarily due to an overall reduction in the number of closings of private offerings when compared to 2005. In 2005, however, we reported our highest investment banking revenues, and although revenues decreased during the six months ended 2006 when compared to the same period in 2005, 2006 revenues are higher than any other similar period reported prior to 2005.

Interest and Other Income

         Interest and other income decreased $5.2 million during the 2006 period when compared to the 2005 period. Other income in 2005 period includes the recognition of the remaining deferred revenue for cash advances received in prior years from Fiserv Inc., our former clearing firm. During 2005, we terminated our financing agreement with Fiserv and recorded the remaining unamortized balance of $4.9 million to other income.
Commissions, Employee Compensation and Benefits

         Commission expense increased approximately $300,000, or 2%, from $18.8 million for the 2005 period to $19.1 million for the 2006 period. Compensation and benefits expense for management, operations and clerical personnel decreased $849,000 in the 2006 period to $3.0 million compared to $3.8 million in the 2005 period. A reduction in officer bonus accruals and amortization of deferred compensation from $1,018,000 in the 2005 period to $397,000 in the 2006 period contributed to the decrease.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs decreased approximately 350,000, from $1.05 million for the 2005 period, to $696,000 for the 2006 period. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees. Excluding this reduction, clearing and floor brokerage costs would have increased by approximately $188,000. This category for the 2005 period includes expense rebates provided by our former clearing firm of $143,000.

Communications and Occupancy

         Communications and occupancy costs decreased $277,000 during the 2006 period, from $1.16 million in the 2005 period to $883,000 in 2006. In addition to a $135,000 reduction in reports, as part of the $1.0 million received from NFS on June 29, 2006, the decrease in expense is due to reductions in occupancy and related costs from the elimination of a company leased branch office in New York City in 2005 and reductions in quote services due to a decrease in brokers and discounted market data pricing received from our clearing firm.

Legal matters and related costs

         Legal matters and related settlement costs increased $297,000, from $315,000 for the 2005 period to $612,000 for the 2006 period. The 2006 period includes an additional reserve of $75,000 in connection with the investigation by the New Jersey Bureau of Securities (See Note 6). The 2005 period included a $164,000 credit adjustment for the valuation of warrants issued in settlement of an arbitration claim that occurred in a previous period. Legal expense during the 2006 period increased $232,000, of which $183,000 was in connection with the anticipated acquisition of the Company by a private investor.

Other Operating Expenses

         Other operating costs decreased $398,000, to $1.5 million in the 2006 period, from $1.9 million in the 2005 period. Due to the exercise of the majority of our outstanding convertible debentures in 2005, we accelerated $130,000 of the amortization of the deferred financing costs related to these debentures during the 2005 period, compared to an acceleration of $56,000 during the 2006 period. In 2006, reductions in advertising, consulting fees, depreciation, and liability insurance costs were offset by additional fees we paid to our directors for due diligence performed with respect to the anticipated acquisition of the Company by a private investor.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 78% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the six months ended 2006 by $159,000. Net cash used in operating activities during the 2006 period was $74,000, which consists of net income of $8,000, increased by non-cash charges including depreciation of $151,000, amortization of deferred costs of $332,000 and a net increase in the issuance of notes payable of $296,000 issued in connection with separation agreements. Cash was reduced by increases in due from clearing firm, securities owned and prepaid expenses of $38,000, $171,000 and $684,000, respectively, and decreases in accrued expenses and commissions' payable of $221,000 and $246,000, respectively. Cash was increased by reductions in broker receivables of $58,000 and other assets of $120,000 and an increase in accounts payable and other liabilities of $244,000 and $69,000 respectively.

         Additions to property and equipment of $5,000 accounted for the use of cash from investing activities during the six months ended 2006.

          Financing activities used net cash of $79,000 due to the payment of preferred stock dividends of $86,000 and capital leases of $4,500 offset by proceeds from option exercises of $11,000 during the six month period of 2006.

         During the first quarter of 2006, $30,000 of the Company's convertible debentures were converted into shares of common stock, and in June 2006, Ownership purchased $1,190,000 principal amount of debentures, from holders, were sold in privately negotiated transactions. Subsequently, Ownership converted such debentures into 2,380,000 common shares. As of June 30, 2006, there is an aggregate principal amount of $25,000 of convertible debentures outstanding which is convertible at $.50 per share.

       During the second quarter of 2006, First Montauk Securities Corp. signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by the broker-dealer as a result of its conversion from Fiserv Securities Inc. to NFS in 2005. The payment was received on June 29, 2006.

       The financing agreement with Premium Assignment for the renewal of our errors and omissions insurance policy had a balance at June 30, 2006 of approximately $415,000, payable in four remaining monthly installments of approximately $105,000 each. All installments include interest at the rate of 4.97% per annum.


Consolidated Contractual Obligations and Lease Commitments

            The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of June 30, 2006. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.



As of June 30, 2006                                Expected Maturity Date

------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
                                                                                                                  After
Category                                 2006            2007              2008           2009           2010      2010       Total
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------

Debt Obligations                            0         $25,000                 0              0              0         0   $   25,000
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Capital Lease
Obligations                            $4,012               0                 0              0              0         0       $4,012
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Operating Lease
Obligations                          $588,116        $912,183          $659,057       $619,376        $50,762         0   $2,829,494
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------

Note Payable                         $495,547               0                 0              0              0         0     $495,547
------------------------- -------------------- --------------- ----------------- -------------- -------------- --------- -----------
Total                              $1,087,675        $937,183          $659,057       $619,376        $50,762         0   $3,354,053
 -----------------------  -------------------- --------------- ----------------- -------------- -------------- --------- -----------

The note payable of $495,547 was paid subsequent to June 30, 2006 (See Notes 10 & 13).

Net Capital

         At June 30, 2006, Montauk Financial Group had net capital of $3,331,105, which was $2,958,226 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 1.12 to 1.

Debenture Conversions

         During the three months ended June 2006, Ownership purchased $1,190,000 principal amount of the Company's convertible debentures from holders, in privately negotiated transactions, and subsequently converted such debentures into 2,380,000 shares of the Company's common stock. As of the date of this report, there is an aggregate principal amount of $25,000 of convertible debentures outstanding convertible at $.50 per share.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         In June 2006, Ownership purchased 283,087 shares of Series A preferred stock, from holders, in privately negotiated transactions at a price of $4.00 per share.

         As of June 30, 2006, we have 305,369 Series A preferred shares issued and outstanding.

         Quarterly dividends of $22,866 were paid during the three months ended June 2006.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provides that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $20,000 was paid during the three months ended June 2006. Pursuant to a voting agreement between Mr. Kurinsky and Ownership, he has agreed to vote all of his Series B preferred shares in favor of the merger and the acquisition of the Company by a private investor.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At June 30, 2006 and December 31, 2005, the balances of our securities positions owned, and sold, not yet purchased were approximately $475,000 and $9,000, and $304,000 and $4,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Based on their evaluation, as of June 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

         We are a respondent or co-respondent in various legal proceedings, including customer arbitrations and regulatory investigations. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

       The Company is in the final stages of resolving an investigation by the New Jersey Bureau of Securities into First Montauk Securities Corp.'s sale of certain high-yield bonds to the firm's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The final terms of the settlement are still being negotiated but will likely include a monetary fine and the retention of a compliance consultant to review the firm's procedures. The exact amount of the fine, as well as the precise language of the proposed consent order, are still being negotiated with the Bureau. The Company believes that it has adequately reserved for the anticipated financial impact of this matter in the financial statements. We anticipate that a final consent order will be issued during the third quarter of 2006.

        As of June 30, 2006, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

Item 1A. Risk Factors

      Refer to December 31, 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities

(a) During the three months ended June 2006, we issued 2,380,000 common shares upon conversion of $1,190,000 of convertible debentures. These shares of common stock were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933 and are restricted and may therefore not be offered or sold other than pursuant to an effective registration statement or in reliance upon an exemption to such registration requirements.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Definitive Merger Agreement

        On May 8, 2006, the Company announced that on May 5, 2006, it had entered into a definitive merger agreement with Ownership and AcquisitonCo, affiliates of IPofA, a privately owned, diversified real estate investment and management company. Pursuant to the agreement, upon completion of the merger, each holder of the Company's common stock will receive $1.00 per share in cash, each holder of the Company's Series A preferred stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A preferred share in cash, and each holder of the Company's Series B preferred stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B preferred share in cash.

        In addition, the purchaser has agreed to contribute at least $3,000,000 of new equity capital to the surviving corporation in the merger on or before the closing date. In conjunction with the signing of the merger agreement, certain directors and officers of the Company, who beneficially own approximately 26.1% of the outstanding voting shares of the Company, as of the record date, have entered into voting agreements with the purchaser to vote their shares in favor of the merger.

          The Company has filed a proxy statement in connection with this proposed transaction and has scheduled a special meeting of shareholders for August 17, 2006 to consider and vote upon the proposed merger. Shareholders of record on June 26, 2006 for the Company's common stock, Series A preferred stock and Series B preferred stock will be entitled to vote at the special meeting of shareholders. Prior to the record date, Ownership purchased an aggregate of 2,159,348 shares of the Company's common stock in the open market and privately negotiated transactions, and, in privately negotiated transactions purchased 283,087 shares of Series A preferred stock at a price of $4.00 per share, providing them with 92.7% of the outstanding shares of Series A preferred stock. In addition, Ownership purchased $1,190,000 principal amount of the Company's convertible debentures, from holders, in privately negotiated transactions, which were subsequently converted into 2,380,000 shares of the Company's common stock. As a result of all of these purchases, as of the record date, Ownership beneficially owns 24.6% of the Company's common stock (assuming no shares of Series A preferred stock are converted into common stock).

       The completion of the merger is subject to, among other conditions, compliance with state and federal securities laws and regulations, and shareholder and regulatory approvals. The transaction is expected to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

Change in Control

       During June 2006, Ownership an affiliate of IPofA, purchased, from holders, an aggregate of 2,159,348 shares of the Company's common stock in the open market and privately negotiated transactions, and, in privately negotiated transactions purchased 283,087 shares of Series A preferred stock at a price of $4.00 per share, providing them with 92.7% of the outstanding shares of Series A preferred stock. In addition, Ownership purchased $1,190,000 principal amount of the Company's convertible debentures, from holders, in privately negotiated transactions, which were subsequently converted into 2,380,000 shares of the Company's common stock. As a result of all of these purchases, as of the record date, Ownership beneficially owns 24.6% of the Company's common stock (assuming no shares of Series A preferred stock are converted into common stock).

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

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: August 14, 2006            /s/ Mindy A. Horowitz
                                  --------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


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


Date:  August 14, 2006



/s/ Victor K. Kurylak
--------------------------------------
VICTOR K. KURYLAK
CHIEF EXECUTIVE OFFICER

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


Date:  August 14, 2006



/s/ Mindy A. Horowitz
------------------------------------
MINDY A. HOROWITZ
ACTING CHIEF FINANCIAL OFFICER

                                                                    Exhibit 32.1



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Victor K. Kurylak, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Victor K. Kurylak
-----------------------------------------
Victor K. Kurylak
President and Chief Executive Officer
August 14, 2006

                                                                    Exhibit 32.2



    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FIRST MONTAUK FINANCIAL CORP. (the "Company") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mindy A. Horowitz, Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Mindy A. Horowitz
-------------------------------------
Mindy A. Horowitz
Acting Chief Financial Officer
August 14, 2006