Form 10-Q
period 2006-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2006-11-14
CIK 83125

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,511,553 shares of Common Stock were outstanding at November 14, 2006.

                          FIRST MONTAUK FINANCIAL CORP.

                                    FORM 10-Q

                               SEPTEMBER 30, 2006

                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements
           Consolidated Statements of Financial Condition
            as of September 30, 2006 (unaudited) and December 31, 2005 ..    F-1

           Consolidated Statements of Operations for the Nine Months
            and Three Months Ended September 30, 2006 (unaudited)
            and 2005 (unaudited) ........................................    F-2

          Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) for the period from January 1, 2005
            to September 30, 2006 .......................................F-3-F-4

           Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2006 (unaudited) and 2005 (unaudited) ...    F-5

         Notes to Consolidated Financial Statements .....................   6-16

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................  17-26

         Item 3.  Risk Management ........................................ 26-27

         Item 4.  Controls and Procedures ................................    28

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ......................................    29

         Item 1A. Risk Factors ...........................................    29

         Item 2.  Unregistered Sales of Equity Securities.................    29

         Item 3.  Defaults Upon Senior Securities ........................    29

         Item 4.  Submission of Matters to a Vote of
                   Securities Holders ....................................    29

         Item 5.  Other Information .....................................  29-30

         Item 6.  Exhibits ...............................................    31

         Signatures ......................................................    31


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   September                December
                                                                                     2006                     2005
                                                                                  -----------              ---------
                                                                                  (unaudited)

ASSETS
Cash and cash equivalents                                                         $  873,883             $ 1,990,815
Due from clearing firm                                                             5,262,388               4,756,646
Securities owned, at market value                                                    292,613                 303,612
Prepaid expenses                                                                     544,658                 287,394
Employee and broker receivables - net of reserve for bad debt
       of $1,018,242 and $1,085,135 respectively                                     417,921                 310,289
Property and equipment - net                                                         260,278                 449,460
Other assets                                                                         530,647                 622,804
                                                                                   ---------               ---------

       Total assets                                                              $ 8,182,388             $ 8,721,020
                                                                                   =========               =========

LIABILITIES
6% convertible debentures                                                             25,000               1,250,000
Securities sold, not yet purchased, at market value                                    4,750                   3,564
Commissions payable                                                                2,309,340               2,027,379
Accounts payable                                                                     411,462                 486,676
Accrued expenses                                                                     743,953               1,373,354
Income taxes payable                                                                  32,667                  32,167
Capital leases payable                                                                 1,630                   8,555
Note payable                                                                            --                   200,000
Other liabilities                                                                     74,231                 111,474
                                                                                   ---------               ---------
       Total liabilities                                                           3,603,033               5,493,169
                                                                                   ---------               ---------
Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                     --                       --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845           30,537                  30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                            19,782                  19,782
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized,
   18,503,553 and 15,937,407 shares issued and outstanding, respectively          11,645,674              10,444,110
Additional paid-in capital                                                         1,930,810               1,930,810
Accumulated deficit                                                               (9,047,448)             (8,809,203)
   Less: deferred compensation                                                         --                   (388,185)
                                                                                   ---------              -----------
       Total stockholders' equity                                                  4,579,355               3,227,851
                                                                                   ---------               ----------

       Total liabilities and stockholders' equity                                $ 8,182,388             $ 8,721,020
                                                                                   =========               =========


                                           See notes to consolidated financial statements.


04

                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Nine months ended September 30         Three months ended September 30
                                                              2006                2005                 2006              2005
                                                           ----------         ----------           ----------        -----------
                                                           (unaudited)        (unaudited)          (unaudited)       (unaudited)

Revenues:

Commissions                                               $29,509,203           $28,130,672          $9,081,813        $9,594,354
Principal transactions                                      3,318,729             4,374,706             833,929         1,468,303
Investment banking                                          2,914,197             4,221,343             596,963           395,283
Interest and other income                                   2,449,776             7,943,791             761,470         1,066,426
                                                           ----------            ----------          ----------        ----------
     Total revenue                                         38,191,905            44,670,512          11,274,175        12,524,366
                                                           ----------            ----------          ----------        ----------
Expenses:

Commissions, employee compensation and benefits            31,712,982            33,063,647           9,592,676        10,306,231
Executive separation                                          951,266             1,432,937                   -                 -
Clearing and floor brokerage                                1,111,675             1,591,748             415,896           621,522
Communications and occupancy                                1,369,832             1,744,033             486,539           582,792
Legal matters and related costs                               772,193             1,043,929             159,642           728,985
Other operating expenses                                    2,296,864             2,842,866             762,089           909,846
Interest                                                       74,803                72,145               8,057            28,752
                                                           ----------            ----------          ----------        ----------
     Total expenses                                        38,289,615            41,791,305          11,424,899        13,178,128
                                                           ----------            ----------          ----------        ----------
Net income (loss) before income taxes                         (97,710)            2,879,207            (150,724)         (653,762)
Provision (benefit) for income taxes                           14,331                22,615             (30,730)            3,095
                                                           ----------            ----------          -----------       ----------
   Net income (loss)                                       $ (112,041)           $2,856,592           $(119,994)        $(656,857)
   Preferred stock dividends                                 (126,204)             (285,340)            (42,866)          (42,906)
                                                           ----------            ----------          -----------       ----------
   Net income (loss) applicable to common stockholders     $ (238,245)           $2,571,252           $(162,860)        $(699,763)
                                                           ==========            ==========          ===========       ==========

Earnings/(loss) per share:
  Basic                                                       $ (0.01)               $ 0.19             $ (0.01)          $ (0.05)
  Diluted                                                     $ (0.01)               $ 0.14             $ (0.01)          $ (0.04)

Weighted average number of shares of stock outstanding:
  Basic                                                    16,531,580            13,859,366          18,496,886        14,622,209
  Diluted                                                  16,531,580            20,116,007          18,496,886        14,622,209


                                                    See notes to consolidated financial statements.

                                                                            F-2

                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STODKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2006


                                         Series A Convertible   Series B Convertible
                                           Preferred Stock        Preferred Stock           Common Stock
                                       --------------------------------------------  -------------------------   Additional
                                           Shares     Amount     Shares     Amount       Shares      Amount      Paid-in Capital
                                        --------------------------------------------  ------------------------- ----------------

Balances at January 1, 2005                 305,369   $30,537           -         -    10,258,509   $7,257,292   $   950,592

Increase in deferred compensation                                                                      154,464
Amortization of deferred compensation
Common stock issued in connection
 with legal settlements                                                                    25,000       25,000
Issuance of restricted stock in connection
 with employment agreements                                                             1,300,000      741,000
Issuance of preferred stock in connection
   with separation agreement                                     197,824    $19,782                              $   980,218
Exercise of incentive stock options                                                       560,998      343,071
Cashless exercise of warrants                                                             262,900      158,283
Conversion of bonds into common stock                                                   3,530,000    1,765,000
Payment of preferred stock dividends
Net income for the year
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2005               305,369    30,537    197,824     19,782    15,937,407   10,444,110     1,930,810

Amortization of deferred compensation
Reclass to common stock                                                                               (105,288)
Exercise of incentive stock options                                                        45,800       22,034
Cashless exercise of incentive stock options                                               27,586            -
Cashless exercise of warrants                                                              42,760       22,211
Expired warrant obligation                                                                   --         37,607
Conversion of bonds into common stock                                                   2,450,000     1,225,000
Payment of preferred stock dividends
Net loss for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at September 30, 2006
 (unaudited)                                305,369   $30,537     197,824   $19,782    18,503,553   $11,645,674  $ 1,930,810
                                        ====================== =====================  ========================= =============


                                              See notes to consolidated financial statements.


                                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2006

                                                        Retained
                                                         Earnings                                                  Stockholders'
                                                       (Accumulated        Deferred            Treasury Stock         Equity
                                                        Deficit)         Compensation       Shares        Amount     (Deficit)
                                                       ------------      ------------       --------------------     ---------

Balances at January 1, 2005                          $(10,948,157)        $ (388,881)                              $ (3,098,617)

Increase in deferred compensation                                           (154,464)                                      -
Amortization of deferred compensation                                        896,160                                    896,160
Common stock issued in connection
   with legal settlements                                                                                                25,000
Issuance of restricted stock in connection
   with employment agreements                                               (741,000)                                      -
Issuance of preferred stock in connection
   with separation agreement                                                                                          1,000,000
Exercise of incentive stock options                                                                                     343,071
Exercise of warrants                                                                                                    158,283
Conversion of bonds into common stock                                                                                 1,765,000
Payment of preferred stock dividends                     (285,340)                                                     (285,340)
Net income for the year                                 2,424,294                                                     2,424,294
                                                       -----------          ------------      ---------------------   ----------
Balances at December 31, 2005                          (8,809,203)          (388,185)             -           -       3,227,851

Amortization of deferred compensation                                        282,897                                    282,897
Reclass to common stock                                                      105,288                                       -
Exercise of incentive stock options                                                                                      22,034
Cashless exercise of incentive stock options                                                                               -
Cashless exercise of warrants                                                                                            22,211
Expired warrant obligation                                                                                               37,607
Conversion of bonds into common stock                                                                                 1,225,000
Payment of preferred stock dividends                     (126,204)                                                     (126,204)
Net loss for the period                                  (112,041)                                                     (112,041)
                                                        -----------         -------------      ---------------------  -----------
Balances at September 30, 2006 (unaudited)            $(9,047,448)          $   -                 -             -    $4,579,355
                                                      =============         =============      =====================  ============

                                                         See notes to consolidated financial statements.

                                                                               F-4


                                       FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine months ended September 30
                                                                                            2006                 2005
                                                                                         (unaudited)         (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                                        $ (112,041)        $ 2,856,592

Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
 Depreciation and amortization of property and equipment                                     202,413             303,144
 Amortization of deferred costs                                                              351,752             902,700
 Amortization of deferred income                                                                   -          (5,105,116)
 Preferred shares issued in connection with separation agreement                                   -           1,000,000
  Increase (decrease) in cash attributable to changes in assets and liabilities:
 Payment on note payable                                                                    (200,000)                  -
 Due from clearing firm                                                                     (505,741)           (269,283)
 Securities owned                                                                             10,999            (121,172)
 Prepaid expenses                                                                           (257,264)           (287,272)
 Employee and broker receivables                                                            (107,632)            164,101
 Income taxes receivable                                                                           -              40,525
 Other assets                                                                                 23,301             (12,045)
 Warrants subject to put options                                                                   -            (122,073)
 Securities sold, not yet purchased                                                            1,186            (150,194)
 Commissions payable                                                                         281,961            (316,570)
 Accounts payable                                                                            (75,213)            (93,290)
 Accrued expenses                                                                           (629,401)            264,273
 Income taxes payable                                                                            500             (15,023)
 Other liabilities                                                                            22,575             232,860
                                                                                          -----------           ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                         (992,605)           (727,843)
                                                                                          -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                         (13,232)            (37,826)
                                                                                          -----------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                        (13,232)            (37,826)
                                                                                          -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital leases                                                                    (6,925)            (51,739)
 Proceeds from exercise of incentive stock option                                             22,034             340,201
 Payment of preferred stock dividends                                                       (126,204)           (240,249)
                                                                                          -----------            --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                         (111,095)             48,213
                                                                                          -----------            --------
Net decrease in cash and cash equivalents                                                (1,116,932)            (717,456)
Cash and cash equivalents at beginning of period                                           1,990,815           1,034,681
                                                                                          -----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 873,883         $   317,225
                                                                                          ===========          ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                   $ 33,891            $ 92,949
                                                                                          ===========          ==========
 Income taxes                                                                              $ 118,018            $ 63,020
                                                                                          ===========          ==========
Noncash financing activity:
 Proceeds from exercise of warrants                                                         $ 22,211           $ 119,196
 6% convertible debentures converted into common stock                                   $ 1,225,000         $ 1,755,000


                                        See notes to consolidated financial statements.

                                                              F-5

                         FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          BASIS OF PRESENTATION

                  The interim financial information as of September 30, 2006 and for the nine-month and three-month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2006, and results of operations and cash flows for the nine months and three months ended September 30, 2006 and 2005, as applicable, have been made. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 -          RECENT ACCOUNTING PRONOUNCEMENTS

                  SEC Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements:

                  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

                  Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

                  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

                  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or
                  (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

                  We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

                  Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"):

                  On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

                  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

                  FSP FAS 123(R )-5, Amendment of FASB Staff Position
                  FAS 123(R)-1

                  FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. No change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

NOTE 3 -          STOCK-BASED COMPENSATION

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

                  The Plans provide for accelerated vesting if there is a change in control as defined in the plans.

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

                  Prior to January 1, 2006, the Company accounted for similar employee transactions in accordance with APB 25, which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. While FAS 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB 25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

                  As a result of the adoption of FAS 123(R), the Company's results for the nine and three month periods ended September 30, 2006 include share-based compensation expense for employee options and shares totaling approximately $235,000 and $22,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets. Stock compensation expense for employee options and shares recorded under APB 25 in the Consolidated Statements of Operations for the nine and three months ended September 30, 2005 totaled $959,000 and $389,000, respectively.

                  Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

                  Stock compensation expense related to non-employee options was $48,000 for the nine months ended September 30, 2006 compared to $102,000 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, the Company had a $2,000 reversal due to the reduction in the market price of the stock. This compares with stock compensation expense of $37,000 for the three months ended September 30, 2005. These amounts are included in the Consolidated Statements of Operations within commissions, employee compensation and benefits.

                  The weighted average estimated fair value of all stock options granted in the nine months ended September 30, 2006 and 2005 was $0.59 and $0.41, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                                            Nine Months Ended                              Three Months Ended
                                            -----------------                              ------------------
                                    September 30,          September 30,           September 30,       September 30,
                                        2006                   2005                    2006                2005
                                        ----                   ----                    ----                ----

Expected volatility                     66%                    102%                     66%                 102%
Expected dividend yield
                                         0%                      0%                      0%                   0%
Risk-free interest rate             3.71%-5.10%             2.93%-3.72%             3.71%-4.59%          2.93%-3.72%
Expected term (in years)             0-5 years              0-5 years              0-4.5 years           0-5 years


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


                  Pro Forma Information under SFAS No. 123 for Periods Prior to doption of FAS 123(R):

                  The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the prior year comparable period.


                                                                        Nine months ended         Three months ended
                                                                         September 30, 2005       September 30, 2005
                                                                         ------------------       ------------------
                                                                           (unaudited)                (unaudited)

                Net income (loss), as reported                             $2,856,592                 ($656,857)
                  Add:  Employee stock-based
                   compensation expense determined
                   under the fair value based method
                   for all awards (no tax effect)                            (308,900)                 (272,809)
                                                                            ----------                 ---------
                  Pro forma net income (loss)
                   attributable to common
                   stockholders                                             2,547,692                  (929,666)

                  Add: preferred stock dividends                              285,340                    42,906
                  Add: convertible debenture interest                          56,250                    18,750
                                                                            ---------                  ---------
                  Pro forma net income (loss)                              $2,889,282                 ($868,010)
                                                                           ==========                  =========

                  Earnings (loss) per share:
                    Basic -   as reported                                  $     0.19                  $  (0.05)
                    Basic -   pro forma                                    $     0.16                  $  (0.07)
                    Diluted - as reported                                  $     0.14                  $  (0.04)
                    Diluted - pro forma                                    $     0.14                  $  (0.06)

                   The following table represents all our stock options granted, exercised, and forfeited during the nine months of 2006.

                                                                                          Weighted
                                                                          Weighted        Average
                                                                          Average         Remaining
                                                     Number               Exercise Price  Contractual  Aggregate
            Stock Options                            of Shares            per Share       Term         Intrinsic Value
            -------------                            ---------            --------------  -----------  ---------------
               Outstanding at
               January 1, 2006                       2,707,302            $0.85
          ----------------------------------------------------------------------------------------------------------------
               Granted                                   3,000            $1.04
               Exercised                              (240,400)           $0.71
               Forfeited/expired                      (213,500)           $1.35
          ----------------------------------------------------------------------------------------------------------------
          ----------------------------------------------------------------------------------------------------------------
               Outstanding at  September             2,256,402            $0.81              2.7         $485,459
               30, 2006
          ----------------------------------------------------------------------------------------------------------------
          ================================================================================================================
               Exercisable at  September             1,832,121            $0.81              2.7         $424,355
               30, 2006
          ================================================================================================================

                   The weighted-average grant date fair value of all share options granted during the nine months ended September 30, 2006 and 2005 was $0.59 and $0.41, respectively. The intrinsic value of all stock options exercised during the nine months of 2006 and 2005 was $49,000 and $171,000, respectively. Cash received from the exercise of all stock options in the nine months ended September 30, 2006 and 2005 was $22,000 and $302,701, respectively.

                   The Company has issued shares that vest over time (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the nine months ended September 30, 2006:

                   ----------------------------------- -------------------------------- -----------------------------
                                                                                                 Weighted-Average
                                                                                                 Grant-Date
                       Nonvested Shares                         Shares                           Fair Value
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested January 1, 2006                 950,000                         $0.47
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Granted                                       --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Vested                                   (850,000)                        $0.46
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Forfeited                                     --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested September 30, 2006              100,000                         $0.57
                   ----------------------------------- -------------------------------- -----------------------------


                  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $773,500 and $935,000,
                  respectively.

                  As of September 30, 2006, there was $123,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 4 -          PREPAID EXPENSES

                  Prepaid expenses at September 30, 2006 include a payment for errors and omissions insurance coverage. The unamortized amount at September 30, 2006 is $343,000, which will be written off over the next four months.

NOTE 5 -          ACCOUNTS PAYABLE

                  Accounts payable at September 30, 2006 includes an insurance premium financing agreement with a current balance of $105,000, payable in one remaining monthly installment, including interest at the rate of 4.97% per annum.

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

                  On September 29, 2006, First Montauk Securities Corp. ("FMSC") entered into a Consent Order with the New Jersey Bureau of Securities relating to an investigation into FMSC's sale of certain high yield bonds to it's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. As a result, FMSC paid a civil monetary penalty of $475,000 on September 29, 2006, which was fully reserved for in previous periods, and agreed to retain an independent consultant to review FMSC's business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

                  As of September 30, 2006, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company. All such cases will continue to be vigorously defended.

NOTE 7 -          EARNINGS (LOSS) PER SHARE

                  Basic earnings (loss) per share for the nine and three months ended September 30, 2006 and 2005 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings (loss) per share:

                                                  Nine months ended                         Three months ended
                                                     September 30                              September 30
                                             --------------------------                ---------------------------
                                            2006               2005                       2006               2005
                                            ----               ----                       ----               ----

Numerator - basic:
Net income (loss)                       $ (112,041)     $ 2,856,592               $  (119,994)           $ (656,857)
Deduct:  preferred stock dividends        (126,204)        (285,340)                 ( 42,866)             ( 42,906)
                                         ----------      -----------               -----------           -----------

Numerator for basic earnings
  (loss) per share                      $ (238,245)     $ 2,571,252              $   (162,860)          $  (699,763)
                                          =========      ===========               ===========           ===========

Numerator - diluted:

Numerator for basic
  earnings (loss) per share             $ (238,245)     $ 2,571,252               $  (162,860)          $  (699,763)
Add: preferred stock dividends                  --          285,340                        --                42,906
Add: convertible debenture
  interest, net of tax                          --           56,250                        --                18,750
                                         ----------      -----------               -----------           -----------

Numerator for diluted                   $ (238,245)    $  2,912,842               $  (162,860)          $  (638,107)
  earnings (loss) per share              ==========      ===========               ===========           ===========

Denominator:
Weighted average common
     shares outstanding                 16,531,580       13,859,366                18,382,826            14,622,209
Effect of dilutive securities:
     Stock options and warrants                 --        1,219,094                        --                    --
     Convertible preferred stock                --        1,978,240                        --                    --
     Nonvested employee stock                   --          559,307                        --                    --
     Convertible debentures                     --        2,500,000                        --                    --
                                        -----------      -----------               -----------          -----------
Denominator for diluted
    earnings (loss) per share           16,531,580       20,116,007                18,382,826            14,622,209
                                        ===========      ===========               ===========           ===========


                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:


                                               Nine months ended                       Three months ended
                                                  September 30                             September 30
                                            2006               2005                 2006               2005
                                            -----------------------                 -----------------------

Stock options                                --            1,916,275                 --            2,721,102
Warrants                                     --               50,457                 --              464,724
Convertible debt                             --                 --                   --            2,500,000
Convertible preferred stock                  --              610,738                 --            2,588,978
Nonvested employee stock                     --              724,027                 --            1,283,334

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the nine and three months ended September 30, 2006 and 2005 were deducted from net income
                  (loss) to arrive at the numerator for basic and diluted earnings (loss) per share.

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

                  On August 17, 2006, shareholders representing 98.2% of the shares voting at a special meeting approved the proposed merger with AcquisitionCo. The merger is subject to, among other conditions, compliance with state and federal securities laws and regulations, and regulatory approval. The transaction is anticipated to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

                  On September 27, 2006, the Company and AcquisitionCo., entered into Amendment No. 1 to the merger agreement extending the termination date of the merger agreement from October 31, 2006 to December 31, 2006. All other terms of the merger agreement were unchanged.

NOTE 9 -          SEPARATION AGREEMENT

                  On February 1, 2006, the Company entered into a Separation Agreement with Herbert Kurinsky, the Chairman of the Board of Directors. Under the terms of the Separation Agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement dated January 1, 2004. Mr. Kurinsky continued to serve as Chairman of the Board of the Company until he resigned effective November 9, 2006 (See Note 13). As a result of the separation agreement, the Company expensed a total of $951,266, which includes the following:


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

                  Due to the change in control provisions in the Separation Agreement and Promissory Note, on July 17, 2006, the Company paid the remaining balances, including accrued interest on the note payable and automobile allowance of $486,000 and $19,000, respectively.

                  The Company and Mr. Kurinsky have also exchanged mutual releases except to the extent each has reserved their rights as provided in the Separation Agreement.

NOTE 10 -         CHANGE IN CONTROL

                  During June 2006, through purchases of common stock and convertible debentures, which were subsequently converted to common stock, FMFG Ownership, Inc. obtained beneficial ownership of 24.6% of the Company's common stock, as of the record date, triggering the change of control provisions in certain agreements. As a result, in June 2006 the Company expensed $73,000 for stock and options that became immediately vested in accordance with its CEO's employment agreement. In addition, in July 2006 the remaining note payable balance and automobile allowance totaling $505,000 was paid to Mr. Herbert Kurinsky in accordance with the change of control provisions of his Separation Agreement and Promissory Note. (See Notes 9 and 13)


NOTE 11 -         AMENDMENT TO CLEARING AGREEMENT

                  During the second quarter of 2006, FMSC signed an amendment to Exhibit A of its clearing agreement with National Financial Services LLC ("NFS"), adopting, among other things, a schedule of reduced clearing rates.

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

NOTE 13 -         SUBSEQUENT EVENTS

                  New Lease Agreement - On September 22, 2006, the Company, as tenant, and IPofA Water View, LLC, a Delaware limited liability company, as landlord ("Landlord"), entered into a Deed of Lease Agreement ("Lease") for general office space consisting of approximately 29,800 useable square feet located at 10 Highway 35, Red Bank, New Jersey ("Leased Premises"). The Company will use the Leased Premises as its corporate headquarters and general office space for its business operations. The Lease is for a term of ten years (120 months) with a commencement date of September 22, 2006, however since the Landlord was unable to give the Company possession on that date, the commencement date will be adjusted to the date the Company is given possession of the premises, and the expiration date will be adjusted to reflect the term of the Lease. Since the Leased Premises are scheduled to undergo renovations, the actual commencement date is anticipated to be during the second calendar quarter of 2007. Pursuant to the Lease the rent will be $61,090.00 per month.

                  Landlord is an indirect wholly owned subsidiary of Edward H. Okun, a private investor and controlling person of FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc.

                  Resignation of Board Members - In a letter agreement with the New Jersey Bureau of Securities, Herbert Kurinsky and William
                  J. Kurinsky, each have agreed to resign from the Company's Board of Directors. On November 9, 2006, the Company received the written resignations from William J. Kurinsky and Herbert Kurinsky, effective on November 8 and November 9, 2006, respectively.

                  Separation Agreement - On November 14, 2006, the Company entered into a separation agreement with Robert I. Rabinowitz, the Company's executive vice president, secretary and general counsel. Under the terms of the agreement, Mr. Rabinowitz's employment contract will not be renewed and will terminate effective January 31, 2007. Pursuant to the terms of the separation agreement, Mr. Rabinowitz will be provided with severance pay equal to one year's base salary, and benefits for a period of one year in accordance with the terms of his employment agreement. He will also be paid an additional consideration for his continued cooperation in providing assistance to the Company in the transition of his responsibilities to new personnel. The additional consideration is conditioned upon the closing of the merger with FMFG AcquisitionCo., Inc. and Mr. Rabinowitz's full compliance with his obligations under the separation agreement.

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

Overview

         We are a New Jersey-based financial services holding company whose wholly owned subsidiary, First Montauk Securities Corp., ("FMSC") has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, FMSC has operated under the trade name "Montauk Financial Group" and provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. We also sell insurance products through our subsidiary, Montauk Insurance Services, Inc.

         Montauk Financial Group has approximately 286 registered representatives and services over 50,000 retail and institutional customers, which comprise over $3.2 billion in customer assets. All of our 116 branch office and satellite locations in 28 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

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

         On May 5, 2006, we entered into a definitive merger agreement with FMFG Ownership, Inc. ("Ownership"), and FMFG AcquisitionCo, Inc. ("AcquisitionCo"), affiliates of Investment Properties of America, LLC ("IPofA"), a privately owned, diversified real estate investment and management company. Ownership and AcquisitionCo are wholly owned subsidiaries of Edward H. Okun, a private investor who is the controlling person of IPofA. Pursuant to the merger agreement, upon completion of the merger, each holder of our common stock will receive $1.00 per share in cash, each holder of our Series A preferred stock, which is convertible into two shares of common stock, will be entitled to receive $2.00 per Series A preferred share in cash, and each holder of our Series B preferred stock, which is convertible into ten shares of common stock, will be entitled to receive $10.00 per Series B preferred share in cash.

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

         On August 17, 2006, shareholders representing 98.2% of the shares voting at a special meeting approved the proposed merger with AcquisitionCo. The merger is subject to, among other conditions, compliance with state and federal securities laws and regulations, and regulatory approval. The transaction is anticipated to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

         On September 27, 2006, we and AcquisitionCo., entered into Amendment No. 1 to the merger agreement extending the termination date of the merger agreement from October 31, 2006 to December 31, 2006. All other terms of the merger agreement were unchanged.

         On February 1, 2006, we entered into a Separation Agreement with Herbert Kurinsky, our Chairman of the Board of Directors, Which provided for the termination of his employment as of that date. Pursuant to the terms of the Agreement, we paid the Chairman a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Furthermore, the Separation Agreement provided for a continuation of medical insurance coverage for 48 months for the Chairman and his wife, an automobile allowance of $600 for 36 months, which resulted in a charge to earnings of $64,691, and the immediate vesting of all stock grants in accordance with his employment agreement, which resulted in an additional charge to earnings of $36,458. Both the Separation Agreement and Promissory Note contained a change of control provision requiring the acceleration of certain payments in the event of a change in control of the Company. As a result of Ownership's purchase of 24.6% of our stock, the change of control provisions of Mr. Kurinsky's promissory note and separation agreement were triggered, and consequently, in July 2006 we paid Mr. Kurinsky $505,000.

         During the second quarter of 2006, FMSC signed an amendment to Exhibit A of its clearing agreement with NFS, adopting, among other things, a schedule of reduced clearing rates.

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

         On September 22, 2006, we, as tenant, and IPofA Water View, LLC, a Delaware limited liability company, as landlord ("Landlord"), entered into a Deed of Lease Agreement ("Lease") for general office space consisting of approximately 29,800 useable square feet located at 10 Highway 35, Red Bank, New Jersey ("Leased Premises"). We will use the Leased Premises as our corporate headquarters and general office space for our business operations. The Lease is for a term of ten years (120 months) with a commencement date of September 22, 2006, however since the Landlord was unable to give us possession on that date, the commencement date will be adjusted to the date we are given possession of the premises, and the expiration date will be adjusted to reflect the term of the Lease. Since the Leased Premises are scheduled to undergo renovations, the actual commencement date is anticipated to be during the second calendar quarter of 2007. Pursuant to the Lease the rent will be $61,090.00 per month.

         Landlord is an indirect wholly owned subsidiary of Edward H. Okun, a private investor and controlling person of FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2006 and 2005 (in thousands of dollars).

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                              September 30, 2006                 September 30, 2005
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
             Equities                       $  4,223            37%           $   5,219            42%
             Mutual Funds                      1,320            12%               1,564            12%
             Insurance                         1,584            14%               1,073             8%
             Alternative Products                946             8%                 952             8%
             Asset Management Fees               980             9%                 766             7%
             Fixed Income                         29             1%                  20            <1%
                                         -------------- ---------------     -------------- ---------------
                                         -------------- ---------------     -------------- ---------------
             Total                             9,082            81%               9,594            77%
       Principal Transactions                    834             7%               1,468            12%
       Investment Banking                        597             5%                 395             3%
       Interest and Other
             Interest                            588             5%                 605             4%
             Other                               173             2%                 462             4%
                                         -------------- ---------------     -------------- ---------------
                                         -------------- ---------------     -------------- ---------------
             Total                               761             7%               1,067             8%
                                         -------------- ---------------     -------------- ---------------
                                         -------------- ---------------     -------------- ---------------
             Total revenues                 $ 11,274            100%           $ 12,524           100%
                                         ============== ===============     ============== ===============

Overview

         Total revenues decreased $1.25 million, or 10%, for the three months ended September 30, 2006 (the "2006 quarter"), to $11.3 million, compared to $12.5 million for the three months ended September 30, 2005 (the "2005 quarter"). The decrease was primarily attributable to a reduction in commissions from equity and principal transactions of $1.6 million and mutual fund commissions of $243,000. These decreases were offset by increases in revenues from insurance, asset management fees and investment banking revenues of $927,000, inclusively. Other income decreased by $289,000 as a result of a reduction in the recovery of receivables previously written off and unrealized gains on marketable securities of $223,000.

         Expenses decreased in the 2006 quarter by $1.75 million, or 15%, compared to the 2005 quarter. There were reductions in all expenses categories, most notably being the reduction in legal matters and related costs of $569,000 and commission expense of $457,000 in the 2006 quarter when compared to the 2005 quarter.

         The net loss attributable to common stockholders for the 2006 quarter decreased approximately $537,000 from a loss of $700,000, or ($.05) and ($.04) per basic and diluted share, respectively, in the 2005 quarter to a loss of $163,000, or ($.01) per basic and diluted share for the 2006 quarter.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2006 quarter was $9.1 million compared to $9.6 million for the 2005 quarter, a decrease of approximately $500,000. Commissions from the sale of equities and mutual funds decreased $996,000 and $244,000, respectively, when compared to the 2005 quarter. On the other hand, commissions from insurance products and asset management fees increased approximately $511,000, or 48%, and $214,000, or 28%, respectively in the 2006 quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $634,000, or 43%, from $1.5 million for the 2005 quarter to $834,000 for the 2006 quarter. This decrease highlights the change that our business mix has been going through over the last several years, moving primarily from transactional to more fee based in nature.

Investment Banking

         Investment banking revenues for the 2006 quarter increased $202,000 from $395,000 in the 2005 quarter, to $597,000 in the 2006 quarter. This category includes private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income for the 2006 quarter totaled $761,000, as compared to $1.07 million for the 2005 quarter, a decrease of $306,000. Other income, which includes the recovery of receivables previously written off and unrealized gains on marketable securities, decreased by $223,000 when compared to the 2005 quarter.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 5%, or $457,000, from $8.67 million for the 2005 quarter, to $8.21 million for the 2006 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, decreased for the 2006 quarter, to $1.38 million (12% of total revenues) from $1.63 million (13% of total revenues), a reduction of approximately $247,000 over the 2005 quarter. Salaries, bonuses accruals and payroll taxes decreased by approximately $120,000, from $1.38 million for the 2005 quarter, to $1.26 million for the 2006 quarter. Stock and option compensation costs decreased approximately $122,000 for the 2006 quarter as compared to the 2005 quarter.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $206,000 in the 2006 quarter when compared to the 2005 quarter. As a result of the amendment to our clearing agreement in June 2006, clearing costs, as a percentage of transaction-based commissions, decreased from 7.8% in the 2005 period to 6.7% in the 2006 quarter. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $96,000, from $583,000 in the 2005 quarter to $487,000 in the 2006 quarter primarily due to a reduction in quote services of approximately $93,000.

Legal matters and related costs

         Legal matters and related settlement costs decreased $569,000, from $729,000 during the 2005 quarter to $160,000 for the 2006 quarter. Legal fees during the 2006 quarter decreased $269,000. During the 2005 quarter, we expensed $245,000 related to the proposed merger with Olympic Cascade, which was terminated in October 2005. These fees were previously deferred and carried as other assets on our statement of financial condition. Settlement costs decreased by $300,000 for the 2006 quarter when compared to the 2005 quarter. During the 2005 quarter we reserved for six legal claims totaling in excess of $180,000 compared to no claims during the 2006 quarter

Other Operating Expenses

         Other operating costs decreased approximately $148,000, to $762,000 in the 2006 quarter from $910,000 during the 2005 quarter. The largest decreases in other operating expenses during the 2006 quarter were for consulting fees of $76,000, accounting fees of $69,000 and depreciation of $33,000.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues by Source

The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2006 and 2005 (in thousands of dollars).

                                                                Nine Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                              September 30, 2006                 September 30, 2005
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
       Equities                            $ 14,987              39%          $ 15,325           34%
       Mutual Funds                           4,531              12%             4,821           11%
       Insurance                              3,774              10%             3,402            8%
       Alternative Products                   3,201               8%             2,083            5%
       Asset Management Fees                  2,884               8%             2,409            5%
       Fixed Income                             132              <1%                91           <1%
                                         -------------- ---------------     -------------- ---------------
       Total                                 29,509              76%            28,131           63%
       Principal Transactions                 3,319               9%             4,375           10%
       Investment Banking                     2,914               8%             4,221            9%
       Interest and Other
       Interest                               1,915               5%             1,936            4%
       Deferred revenue                          --              --              5,105           12%
       Other                                    535               1%               903            2%
                                         -------------- ---------------     -------------- ---------------
       Total                                  2,450               6%             7,944           18%
                                         -------------- ---------------     -------------- ---------------
       Total revenues                     $  38,192             100%          $ 44,671          100%
                                         ============== ===============     ============== ===============

Overview

         Overall, revenues decreased $6.5 million, or 15%, for the nine months ended September 30, 2006 (the "2006 period"), to $38.2 million, compared to $44.7 million for the nine months ended September 30, 2005 (the "2005 period"). The decrease was primarily attributable to the inclusion of $4.9 million during the 2005 period, from the recognition of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. Commission revenues increased by $1.4 million while revenues from principal transactions and investment banking decreased by $1.05 million and $1.31 million, respectively. Included in interest and other income for the 2006 period is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS. This was as a result of an amendment to Exhibit A of the clearing agreement signed by our wholly owned subsidiary, First Montauk Securities Corp. ("FMSC") on June 29, 2006. Taking into consideration the $180,000 of additional interest income in the 2006 period and the $4.9 million of deferred revenue recognition in the 2005 period, revenue in the 2006 period decreased $1.04 million, or 3%, compared to the same period in 2005.

         Expenses in the 2006 period decreased by approximately $3.5 million, which includes an $820,000 credit due to a partial allocation of the $1.0 million received from NFS on June 29, 2006. Taking into consideration the $820,000 received from NFS, expenses decreased by $2.68 million during the 2006 period, when compared to the 2005 period, a decrease of 6%. Included in the 2006 decrease is a reduction in executive separation costs of $482,000, clearing costs of $480,000, communications and occupancy of $374,000, legal matters and related costs of $272,000 and other operating expenses of $546,000.

         Net loss applicable to shareholders in the 2006 period was ($238,000), or ($0.01) per basic and diluted share, compared to net income of $2.6 million, or $0.19 and $0.14 per basic and diluted shares, respectively, for the 2005 period.

Commission Revenue

         Commission revenue for the nine months ended September 30, 2006 increased $1.4 million to $29.5 from $28.1 million in the same period in 2005. Although agency and mutual fund commissions declined by $518,000, revenues from alternative investments, which includes sales of REIT's, 1031 exchanges and oil & gas programs, as well as insurance and asset management fees, increased overall by $1.96 million during the 2006 period.

Principal Transactions

         Principal transactions decreased $1.06 million, or 24%, from $4.4 million for the 2005 period to $3.3 million for the 2006 period. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased for the 2006 period by $704,000, from $3.2 million in the 2005 period to $2.5 million in the 2006 period. Revenues from riskless principal trades of equity securities decreased $419,000, from $954,000 in the 2005 period to $535,000 in the 2006 period.

Investment Banking

         Investment banking revenues for the 2006 period decreased $1.3 million, or 31%, from $4.2 million in the 2005 period, to $2.9 million in the 2006 period. The decrease in investment banking revenues was primarily due to an overall reduction in the number of closings of private offerings in 2006 when compared to 2005. In 2005, however, we reported our highest investment banking revenues, and although revenues decreased during the nine months ended September 30, 2006 when compared to the same period in 2005. The 2006 revenues are higher than any other similar period reported prior to 2005.

Interest and Other Income

         Interest and other income decreased $5.5 million during the 2006 period when compared to the 2005 period. Other income in the 2005 period includes the recognition of the remaining deferred revenue for cash advances received in prior years from Fiserv Inc., our former clearing firm. During 2005, we terminated our financing agreement with Fiserv and recorded the remaining unamortized balance of $4.9 million to other income.

Commissions, Employee Compensation and Benefits

         Commission expense decreased approximately $274,000, from $27.6 million for the 2005 period to $27.3 million for the 2006 period. Compensation and benefits expense for management, operations and clerical personnel decreased $1.08 million in the 2006 period to $4.4 million compared to $5.5 million in the 2005 period. A reduction in officer bonus accruals and amortization of deferred compensation from $1.04 million in the 2005 period to $283,000 in the 2006 period contributed to the decrease.

Executive Separation

         During the 2005 period, we recorded compensation expense of approximately $1.43 million in connection with a separation agreement with our former CEO. This compares to $951,000 of recorded expense in connection with the termination of an employment agreement with our former Chairman of the Board during the 2006 period.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs decreased approximately $480,000, from $1.6 million for the 2005 period, to $1.1 million for the 2006 period. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees. Excluding this reduction, clearing and floor brokerage costs would have increased by approximately $64,000. This category for the 2005 period includes expense rebates provided by our former clearing firm of $143,000.

Communications and Occupancy

         Communications and occupancy costs decreased $374,000 during the 2006 period, from $1.74 million in the 2005 period to $1.37 in 2006. In addition to a $135,000 reduction in reports, as part of the $1.0 million received from NFS on June 29, 2006, the decrease in expense is due to reductions in occupancy and related costs from the elimination of a company leased branch office in New York City in 2005 and reductions in quote services due to a decrease in brokers and discounted market data pricing received from our clearing firm.

Legal matters and related costs

         Legal matters and related settlement costs decreased approximately $272,000, from $1.04 million for the 2005 period to $772,000 for the 2006 period. The 2006 period includes an additional reserve of $75,000 in connection with the investigation by the New Jersey Bureau of Securities (See Note 6). The 2005 period included a $164,000 credit adjustment for the valuation of warrants issued in settlement of an arbitration claim that occurred in a previous period. Legal expense during the 2006 period increased $56,000. During the 2005 period, we expensed $245,000 related to the proposed merger with Olympic Cascade, which was terminated in October 2005. The 2006 period includes legal fees of $271,000 in connection with the anticipated acquisition of the Company by a private investor.

Other Operating Expenses

         Other operating costs decreased by approximately $546,000, to $2.3 million in the 2006 period, from $2.8 million in the 2005 period. Due to the exercise of the majority of our outstanding convertible debentures in 2005, we accelerated $130,000 of the amortization of the deferred financing costs related to these debentures during the 2005 period, compared to an acceleration of $56,000 during the 2006 period. In 2006, reductions in advertising, accounting, consulting fees, depreciation, postage and liability insurance costs of $484,000 accounted for the majority of the decrease.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 79% of our assets consisting of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the nine months ended September 30, 2006 by $1.1 million. Net cash used in operating activities during the 2006 period was $993,000, which consists of net loss of $112,000, increased by non-cash charges including depreciation of $202,000, amortization of deferred costs of $352,000 offset by the payment of a $200,000 note issued in connection with a separation agreement. Cash was reduced by increases in due from clearing firm, prepaid expenses and broker receivables of $506,000, $257,000 and $108,000, respectively, and decreases in accrued expenses and accounts payable of $629,000 and $75,000, respectively. Cash was increased by reductions in commission's payable of $282,000 and other assets of $23,000 and a decrease in other liabilities of $23,000.

         Additions to property and equipment of $13,000 accounted for the use of cash from investing activities during the nine months ended September 30, 2006.

          Financing activities used net cash of $111,000 due to the payment of preferred stock dividends of $126,000 and capital leases of $6,900 offset by proceeds from option exercises of $22,000 during the first nine months of 2006.

       During the first quarter of 2006, $30,000 of the Company's convertible debentures was converted into shares of common stock, and in June 2006, FMFG Ownership Inc. purchased $1,190,000 principal amount of debentures, from holders, which were sold in privately negotiated transactions. Subsequently, Ownership converted such debentures into 2,380,000 common shares. As of September 30, 2006, there is an aggregate principal amount of $25,000 of convertible debentures outstanding, which is convertible at $.50 per share.

        During the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by the broker-dealer as a result of its conversion from Fiserv Securities Inc. to NFS in 2005. The payment was received on June 29, 2006,

        The financing agreement with Premium Assignment for the renewal of our errors and omissions insurance policy had a balance at September 30, 2006 of approximately $105,000, payable in one remaining monthly installment, including interest at the rate of 4.97% per annum.

Consolidated Contractual Obligations and Lease Commitments

            The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of September 30, 2006. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.


As of September 30, 2006                             Expected Maturity Date
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
                                                                                                                  After
Category                              2006             2007            2008             2009           2010        2010        Total
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Debt Obligations                         0         $ 25,000               0                0              0           0      $25,000
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Capital Lease Obligations
                                    $1,630                0               0                0              0           0      $ 1,630
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------
Operating Lease
Obligations                       $264,114         $912,183        $659,057         $619,376        $50,762           0   $2,505,492
 -------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- ----------

Total                             $265,744         $937,183        $659,057         $619,376        $50,762           0   $2,532,122
-------------------------- ---------------- ----------------- ---------------- ---------------- -------------- --------- -----------


Net Capital

         At September 30, 2006, Montauk Financial Group had net capital of $2,982,589, which was $2,732,589 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 1.13 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         As of September 30, 2006, we have 305,369 Series A preferred shares issued and outstanding. Quarterly dividends of $23,532 were paid during the three months ended September 30, 2006.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provides that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $20,000 was paid during the three months ended September 2006.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At September 30, 2006 and December 31, 2005, the balances of our securities positions owned, and sold, not yet purchased were approximately $293,000 and $5,000, and $304,000 and $4,000, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Based on their evaluation, as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

        On September 29, 2006, FMSC entered into a Consent Order with the New Jersey Bureau of Securities relating to an investigation into FMSC's sale of certain high yield bonds to it's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. As a result, FMSC paid a civil monetary penalty of $475,000 on September 29, 2006, and agreed to retain an independent consultant to review FMSC's business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

Item 1A. Risk Factors

Refer to December 31, 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities

(a) Not applicable.

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

       On August 17, 2006, shareholders representing 98.2% of the shares voting at a special meeting approved the proposed merger with AcquisitionCo. The merger is subject to, among other conditions, compliance with state and federal securities laws and regulations, and regulatory approval. The transaction is anticipated to close during the fourth quarter of 2006. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

       On September 27, 2006, the Company and AcquisitionCo., entered into Amendment No. 1 to the merger agreement extending the termination date of the merger agreement from October 31, 2006 to December 31, 2006. All other terms of the merger agreement were unchanged.

       On November 14, 2006, we entered into a separation agreement with Robert I. Rabinowitz, Executive Vice President and General Counsel, effective January 31, 2007.

Change in Control

       During June 2006, FMFG Ownership, Inc. an affiliate of IPofA, purchased from holders, an aggregate of 2,159,348 shares of the Company's common stock in the open market and privately negotiated transactions, and, in privately negotiated transactions purchased 283,087 shares of Series A preferred stock at a price of $4.00 per share, providing them with 92.7% of the outstanding shares of Series A preferred stock. In addition, Ownership purchased $1,190,000 principal amount of the Company's convertible debentures, from holders, in privately negotiated transactions, which were subsequently converted into 2,380,000 shares of the Company's common stock. As a result of all of these purchases, as of the record date, Ownership beneficially owns 24.6% of the Company's common stock (assuming no shares of Series A preferred stock are converted into common stock).


Item 6.       Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
10.1              Form of Deed of Lease Agreement dated as of September 22, 2006 between IPofA Water View, LLC and First Montauk Financial Corp. (Filed as Exhibit 10.1 to the Form 8-K dated
                  September 26, 2006)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
2.01              Amendment No. 1, dated as of September 25, 2006, to the Agreement and Plan of Merger, by and among
                  First Montauk Financial Corp., FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (Filed as Exhibit
                  2.01 to the Form 8-K dated September 28, 2006)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*10.2             Agreement and Release dated November 14, 2006 between First Montauk Financial Corp. and
                  Robert I. Rabinowitz
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: November 14, 2006          /s/ Mindy A. Horowitz
                                  --------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


                                  /s/ Victor K. Kurylak
                                  --------------------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer