Form 10-K
period 2006-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2007-04-16
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

     As of June 30, 2006 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $13,342,440 based on the closing sale price as reported on the Over the Counter Bulletin Board.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 16, 2007
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                18,526,553 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



Table of Contents

                                     PART I
                                                                                                              PAGE

Item 1.             Business                                                                                   4

Item 1A.            Risk Factors                                                                              16

Item 1B.            Unresolved Staff Comments                                                                 25

Item 2.             Properties                                                                                25

Item 3.             Legal Proceedings                                                                         26

Item 4.             Submission of Matters to a Vote of Security Holders                                       28

                                     PART II

Item 5.             Market For the Company's Common Equity and Related Stockholder Matters                    29

Item 6.             Selected Financial Data                                                                   32

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations     34

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                50

Item 8.             Financial Statements and Supplemental Data                                                51

Item 9A.            Controls and Procedures                                                                   51

Item 9B             Other Information                                                                         51

                                    PART III

Item 10.            Directors and Executive Officers of the Registrant                                        52

Item 11.            Executive Compensation                                                                    58

Item 12.            Security Ownership of Certain Beneficial Owners and Management                            69

Item 13.            Certain Relationships and Related Transactions                                            72

Item 14.            Principal Accounting Fees and Services                                                    72

                                     PART IV

Item 15.            Exhibits and Financial Statement Schedules                                                74


PART I

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, "Risk Factors." All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition. Any or all forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission ("SEC").

Item 1.   Business

Introduction

         First Montauk Financial Corp. (the "Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("FMSC"), has operated as a full service retail and institutional securities brokerage firm since 1987. Since July 2000, FMSC has operated under the registered trade name "Montauk Financial Group". References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary FMSC. Montauk Financial Group provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. First Montauk Financial Corp. also sells insurance products through its subsidiary, Montauk Insurance Services, Inc.

         Montauk Financial Group has approximately 245 registered representatives and services over 50,000 retail and institutional customer accounts, which comprise over $3 billion in customer assets. All of Montauk Financial Group's 106 branch offices and satellite locations in 24 states are owned and operated by affiliates; independent owners who maintain all applicable licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the SEC, the National Association of Securities Dealers ("NASD"), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, and is registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services, LLC ("NFS"), a Fidelity Investments company and Penson Financial
Services, Inc. ("Penson") with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales, fees from managed accounts and investment banking activities, such as private and public securities offerings. The following table represents the percentage of revenues generated in each of these activities during the year ended December 31, 2006:


    Equities:
    Listed and Over-The-Counter Stocks                    34%
    Debt Instruments:
    Municipal, Government and Corporate Bonds and Unit
    Investment Trusts                                      4%
    Mutual Funds                                          12%
    Options:  Equity & Index                               4%
    Insurance and Annuities                               10%
    Corporate Finance and Investment Banking               7%
    Investment Advisory Fees                               8%
    Alternative Investments (1)                           10%
    Proprietary trading                                    4%
    Miscellaneous (2)                                      7%
                                                          ---
    Total                                                100%

--------------------------------------------------------------------------------
(1) Alternative Investments include REITs, 1031 Exchanges and promissory notes.
(2) Miscellaneous includes interest income, operations and marketing fees.

         The following table reflects our various sources of revenue and the percentage of total revenues for 2006. Revenues from agency transactions in securities for customers of Montauk Financial Group are shown as commissions. Montauk Financial Group also executes customer orders on a riskless principal basis, which are reflected as part of "Riskless Principal trades" on the table below.

                                                                                 Year Ended December 31, 2006

       Commissions from equity securities, options and
       mutual funds, insurance, management fees and
       alternative investments....................................          $39,920,168                       78%

       Riskless Principal trades in equity and fixed
       income securities on behalf of customers ..................           $3,489,801                        7%

       Proprietary trading .......................................             $589,442                        1%

       Interest and other income .................................           $3,540,324                        7%

       Investment banking (1) ....................................           $3,420,685                        7%
                                                                             ----------                      ---
       Total Revenues ............................................          $50,960,420                      100%

-------------------------------------------
   (1) Investment banking revenues consists of commissions, selling concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.

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

         Each affiliated representative is required to obtain and maintain in good standing each license required by the SEC and NASD to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers. Montauk Financial Group is ultimately responsible for supervising each affiliated registered representative. Montauk Financial Group can incur substantial liability from improper actions of any of the affiliated representatives, and therefore it maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by its registered representatives, employees and other agents in connection with the purchase and sale of securities and other financial products and services.

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

Montauk Insurance Services

         In 1991, we formed Montauk Insurance Services, Inc. for the purpose of offering and selling variable annuities, variable and traditional life, and health insurance products. Currently, Montauk Insurance is licensed to sell life insurance and annuities in all 50 states. Montauk Insurance derives revenue from the sale of insurance-related products and services to the customers of Montauk Financial Group's registered representatives, who are also licensed to sell certain insurance products. In 2006, we earned gross commissions of $4.95 million from the sale of insurance and annuity products.

Asset Management Advisory Services

         Montauk Financial Group is registered as an investment adviser with the SEC, and is registered or eligible to conduct business as an investment adviser in all 50 states and the District of Columbia. As an investment adviser, Montauk Financial Group operates the Portfolio Advisory Strategies Platform (the "Platform") through which we are able to offer clients a choice of various discretionary and non-discretionary investment advisory programs ("Programs"). One such program, the Unified Managed Asset Allocation and Investment Management Program is sponsored by Montauk Financial Group and enables affiliated representatives to provide individualized investment management services to clients regarding the purchase and sale of securities. Other Programs available through the Platform are sponsored or administered by third-party investment advisers. Each of the Programs generally require the client to pay an asset-based fee for portfolio advisory services, brokerage execution and custody, and periodic account performance reporting. During 2006, investment advisory fees represented 8% of the Company's overall revenues, compared to 6% for 2005, and the Company intends to continue to focus efforts on growing this line of business.

Investment Banking

         Montauk Financial Group participates in private and public offerings of equity and debt securities and provides general investment banking consulting services to various public and private corporations. We continue to review investment banking opportunities and anticipate that we will engage in additional public and private offerings in the future as business and market conditions warrant. Our investment banking services include bridge and senior loan financing, private placements and public offerings of debt and equity securities, and exclusive banking consultation. Under circumstances where we act as an underwriter, we may assume greater risk than would normally be assumed in our normal trading activity. Under the federal securities laws, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that we must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the SEC. During 2006, we did not serve as managing underwriter in any public offerings, but participated as a selling group member on numerous occasions. Members of selling groups do not have the same level of capital requirements in an underwritten offering as underwriters under NASD rules.

Competition

         We encounter intense competition in all aspects of our business and compete directly with many other securities firms for clients, as well as registered representatives. A significant number of such competitors offer their customers a broader range of financial services and have substantially greater resources. Retail firms such as Merrill Lynch Pierce Fenner & Smith Inc., Smith Barney, Inc. and Morgan Stanley dominate the industry; however, we also compete with numerous regional and local firms. Montauk Financial Group also competes for experienced brokers with other firms offering an independent affiliate program such as Raymond James Financial Services, Inc. and Linsco/Private Ledger Corp.

         In addition, a number of firms offer discount brokerage services to individual retail customers and generally effect transactions at substantially lower commission rates on an "execution only" basis, without offering other services such as investment recommendations and research. Moreover, there is substantial commission discounting by full-service broker-dealers competing for institutional and individual brokerage business. In 1997, we entered the discount brokerage arena through our Century Discount Investments division. Additionally, the emergence of online trading has further intensified the competition for brokerage customers. Century Discount Investments maintains a limited customer base and has not grown in revenues or customers over the years.

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

         Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the SEC's Uniform Net Capital Rule, which specifies minimum net capital requirements. Although we are not directly subject to the Net Capital Rule, Montauk Financial Group, as a registered broker-dealer is. The Net Capital Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the Net Capital Rule (the "alternative method"). Montauk Financial Group applies the basic method of calculation.

         Compliance with applicable net capital rules could limit our operations, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by our subsidiaries to us. As of December 31, 2006 Montauk Financial Group has $2,735,223 of net capital and $2,485,223 of excess net capital.

Employees

         Currently, we have approximately 245 registered representatives of which 210 are associated with affiliate offices. These affiliated registered representatives are not employees. In addition, we employ approximately 65 support personnel in the areas of operations, compliance, legal, accounting, technology, recruiting and administration. We believe our relationship with our employees is satisfactory.

Fidelity Bond and SIPC Account Protection

         As required by the NASD and certain other regulatory authorities, Montauk Financial Group carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery. The bond provides total coverage of $5,000,000 (with a $50,000 deductible provision per incident). In addition, the Securities Investor Protection Corporation protects accounts against brokerage firm liquidations for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Customer accounts held at our clearing firm also have "Excess SIPC" net equity protection through CAPCO Insurance Company. Neither SIPC nor Excess SIPC protects client accounts against market losses. The Securities Investor Protection Corporation is funded through assessments on registered broker-dealers and charges a flat annual fee of $150.

Securities Broker/Dealer Professional Liability Insurance

         Montauk Financial Group carries a securities Broker/Dealer professional liability insurance policy covering negligent acts, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, financial investment advice and the purchase and/or sale of securities. This policy excludes coverage for certain types of business activities, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. The policy term is from January 31, 2007 to January 31, 2008 with a $1 million limit of liability for each covered event and a $3 million aggregate liability limit. We are responsible for a $100,000 deductible payment per claim. In the event that the cost of this coverage becomes cost prohibitive or otherwise unavailable, the lack of coverage may have an adverse impact on our financial condition in the event of future material claims, which may not be covered by our existing policy.

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

   General Business Developments during 2006 and Subsequent Events

Termination of Merger Agreement, Litigation and Subsequent Purchase of Majority Voting Interest

         On May 5, 2006, we entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (collectively referred to as the "Okun Purchasers") which are wholly-owned by Mr. Edward H. Okun, a private investor. Mr. Okun is the controlling person of Investment Properties of America, LLC ("IPofA"), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

         In June 2006, the Okun Purchasers purchased in open market and privately negotiated transactions, 2,159,348 shares of our common stock, and in privately negotiated transactions 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of our common stock) and $1,190,000 principal amount of our convertible debentures (convertible into 2,380,000 shares of our common stock). On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of our common stock. As a result of these transactions, the Okun Purchasers beneficially owned 24.6% of our common stock (assuming none of the shares of Series A Preferred Stock were converted into common stock).

         On August 17, 2006, our shareholders (including the Okun Purchasers) voted at a special meeting of shareholders to approve the merger agreement and the merger. At the meeting, the Okun Purchasers voted all of our shares beneficially owned by them in favor of the merger agreement and the merger.

         Subsequently, the deadline for completing the merger was extended from October 31, 2006 to December 31, 2006 in order to allow the parties to fulfill certain conditions to the merger, including obtaining the necessary consent of the NASD.

         On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreement in the merger agreement.

         On January 8, 2007, we filed a lawsuit against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the "Okun Defendants") seeking to enforce the terms of the merger. Pursuant to the merger agreement, shareholders of our common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleges, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demands specific performance of the merger agreement and completion of the merger. In the alternative, we are seeking compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also seeks to void the lease agreement that we entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey. (See "New Lease Agreement" below).

         On February 12, 2007, we received the Okun Purchasers' answer to the lawsuit which contained several counterclaims against us. In their counterclaims, the Okun Purchasers allege that we breached the merger agreement and failed to disclose certain material facts about us, and seek the return of $2 million held in escrow as well as compensatory damages, interest and costs. This lawsuit is currently pending in the Superior Court of New Jersey, Monmouth County Chancery Division.

         The Okun Purchasers filed two additional actions; one on February 2, 2007 in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of our directors and officers, filed on February 16, 2007. We believe these actions are based on the same facts and circumstances as the previous action that we filed against the Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit we filed in the New Jersey Superior Court (See Item 3. "Legal Proceedings" below).

         On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of our voting securities. According to the amended
Schedule 13D, additional shares of our common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of our former officers and directors.

Management Changes

         Effective August 15, 2006, we hired Mr. Phillip D'Ambrisi as the new Chief Operating Officer of FMSC. On January 5, 2007, the Board of Directors appointed Mr. D'Ambrisi as a Class I director of the Company and appointed him as our new Chief Operating Officer. Although Mr. D'Ambrisi and the Company have not yet executed a formal written employment agreement, the terms of his employment are through December 31, 2008.

         Effective September 18, 2006, we hired Ms. Celeste Leonard as Executive Vice President and the new Chief Compliance Officer of FMSC and entered into an employment agreement with her through December 31, 2008. On February 22, 2007, the Board appointed Ms. Leonard as a Class I director of the Company.

         Effective March 1, 2007, we hired Jeffrey J. Fahs, Esq. as our new General Counsel and entered into an employment agreement with him through December 31, 2008.

Separation Agreements

         On February 1, 2006 we entered into a separation agreement with Herbert Kurinsky, then Chairman of our Board of Directors. Under the terms of the separation agreement, the parties agreed to terminate the employment relationship and the rights and obligations of the parties under the employment agreement, effective as of February 1, 2006, however, Mr. Kurinsky continued to serve as our Chairman of the Board of Directors until his resignation on November 9, 2006.

         On November 14, 2006, we entered into a separation agreement with Robert I. Rabinowitz, Executive Vice President and General Counsel (and formerly Chief Compliance Officer), effective January 31, 2007. On January 19, 2007 we entered into a consulting agreement with Mr. Rabinowitz, effective February 1, 2007, pursuant to which he was hired as a consultant for an eleven-month period to provide assistance to us in the transition of his responsibilities to new personnel.

         Please see "Employment Contracts, Severance and Change of Control" under Item 11 of this Report for further details regarding the employment and separation agreements of all our executive officers.

New Lease Agreement

         On September 22, 2006, we, as tenant, and IPofA Water View, LLC, a Delaware limited liability company and an affiliate of Mr. Okun, as landlord, entered into a Deed of Lease Agreement ("Okun Lease") for general office space consisting of approximately 29,800 useable square feet located at 10 Highway 35, Red Bank, New Jersey. We originally entered into the Okun Lease in connection with the merger with the Okun Purchasers for the purpose of using the leased premises as our corporate headquarters and general office space for our business operations following the merger. The Okun Lease is for a term of ten years (120 months) with an original commencement date of September 22, 2006. However, since the landlord was unable to give us possession on that date, the commencement date would be adjusted to the date we are first given possession of the leased premises, and the expiration date would be adjusted to reflect the term of the Okun Lease. Since the leased premises are scheduled to undergo renovations, the actual commencement date is unknown. Pursuant to the Okun Lease the base rent will be $61,090 per month plus taxes and other operating expenses for the entire 10-year term. Our lease at our current corporate headquarters provides for monthly rent payments of $50,762 and is scheduled to expire on January 31, 2010.

         As of February 23, 2007, Mr. Okun beneficially owns a majority (52.8%) of the voting securities of the Company. As part of the pending lawsuit we filed in the New Jersey Superior Court against Mr. Okun and the other Okun Defendants, we are seeking to void the Okun Lease.

New Clearing Agreement with National Financial Services, LLC

         On April 21, 2005, we agreed to the termination of the Clearing Agreement between Montauk Financial Group and Fiserv Securities Inc. ("Fiserv"), dated as of May 8, 2000 and amended as of February 1, 2001. In addition, as of April 21, 2005, we also agreed to the termination of a certain Financial Agreement, dated May 8, 2000 and amended as of February 1, 2001 and a certain Security Agreement, dated as of February 1, 2001. In connection with the termination of the Financial Agreement, our contingent obligation to repay Fiserv any of the cash advances that were provided by Fiserv under the Financial Agreement and the early termination penalty were canceled.

         Contemporaneously, on April 21, 2005, Montauk Financial Group entered into a clearing agreement with National Financial Services, LLC ("NFS") to clear its brokerage business and to custody firm and customer funds and securities. The clearing agreement became effective on April 21, 2005. The new clearing agreement has an initial term of eight years and will automatically renew for successive one year terms, unless either party provides a notice of termination prior to the expiration of the initial or any renewal term. In the event of an early termination of the clearing agreement, other than for a change in control of the Company, Montauk Financial Group will pay NFS a termination fee of between $2 million in the first year of the agreement and declining to $250,000 in the last year of the agreement, depending on if and when such early termination occurs. During the second quarter of 2006, Montauk Financial Group signed an amendment to the clearing agreement with NFS, adopting, among other things, a schedule of reduced clearing rates. In addition, Montauk Financial Group agreed to a change in the termination fee whereby Montauk Financial Group will pay NFS between $5 million in the first year of the agreement and declining to $750,000 in the last year of the agreement.

Signed Release with NFS

         During the second quarter of 2006, Montauk Financial Group signed a release with NFS for and in consideration of the payment of $1 million by NFS relating to conversion and transition expenses incurred by Montauk Financial Group in prior periods, as a result of its conversion from Fiserv to NFS in 2005. The payment was received on June 29, 2006 and was recorded by Montauk Financial Group among various expense and revenue categories.

Election of Directors

         On February 24, 2006, the Board of Directors elected Mr. David I. Portman to our Board of Directors to serve as a Class III director. Further, as described below, the Board established a new substantive committee, designated as the Special Committee of the Board of Directors, and appointed Mr. Portman to serve as the Chairman of this committee. In addition, the Board also appointed Mr. Portman to its Audit Committee and Compensation Committee.

         On November 8 and 9, 2006, respectively, Mr. William J. Kurinsky and Mr. Herbert Kurinsky resigned their respective positions as Class I directors on our Board of Directors. One of the Class I director vacancies was filled on January 5, 2007 with the election of Mr. Phillip D'Ambrisi. The other Class I director vacancy was filled on February 22, 2007 with the election of Ms. Celeste M. Leonard.

Formation of Special Committee of the Board of Directors

         On February 24, 2006, our Board of Directors formed a special committee of the Board of Directors and appointed each of its independent directors to serve as members of the special committee. The initial members of this committee are Messrs. Barry D. Shapiro, Ward R. Jones, Jr. and David I. Portman, with Mr. Portman serving as its Chairman. The board established the special committee for the purpose of reviewing all potential strategic transactions or alternatives which may be presented to us or which it may be appropriate for us to consider. The Special Committee will, in addition, review alternatives to any potential strategic transaction in order to protect shareholder value. Each member of the Special Committee received an initial cash fee of $5,000, plus an annual fee of $5,000 for each year of service after 2006. In addition, each committee member received a cash fee of $10,000 to evaluate the proposed merger transaction described above. This fee was paid to each member without regard to the committee's position on such transaction or event.

Debenture Conversions

         During 2006, $35,000 of the Company's subordinated convertible debentures were presented to the Company for conversion. The Company issued 70,000 shares and retired $35,000 of the debentures. On June 20 and 23, 2006, we issued an aggregate of 2,380,000 shares of our common stock to the Okun Purchasers following their purchases of $1,190,000 principal amount of convertible debentures that were sold through private offerings in 2002 and 2003. The debentures were converted into shares of our common stock in accordance with the terms of the debentures. As of the date of this Annual Report, there is an aggregate principal amount of $25,000 of convertible debentures outstanding. The debentures are convertible at $.50 per share.

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

                   Risks Related to Our Business and Industry

Our business is inherently risky and we have suffered losses in previous years

         For the year ended December 31, 2006 we reported a net loss of $(837,000) and for the years ended December 31, 2005 and 2004 we recognized net income of $2,424,000 and $731,000, respectively. Since our business is subject to significant risk from litigation as well as weakness in the securities markets, we may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of our future operations. Our results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of our management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of our business is directly affected by our available net capital.

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

There are numerous contingencies and risks associated with our terminated merger agreement with the Okun Purchasers, the litigation with the Okun Defendants, Mr. Okun's beneficial ownership of a majority of our voting securities, and his unwillingness at present to complete the merger on the original terms of the merger agreement.

         As of the date of this report, we and certain of our directors and officers are involved in litigation in three different courts with Mr. Okun and the other Okun Defendants concerning the terminated merger agreement. Our principal claim, as filed in New Jersey Superior Court in Monmouth County, is that the Okun Defendants breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demands specific performance of the merger agreement and completion of the merger which would have paid each remaining holder of our common stock (other than the Okun Purchasers) $1.00 in cash per share of common stock. In the alternative, we seek compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2,000,000 held in escrow since May 2006 to secure the Okun Defendants performance under the merger agreement. We believe that our claims are meritorious although there can be no assurance as to the ultimate outcome of this lawsuit.

         In response to our commencement of the New Jersey Superior Court action, Mr. Okun commenced two related actions: one in Florida state court against our President and Chief Executive Officer, and the other, a shareholders' derivative action against us and certain directors and officers in the Federal District Court for the District of New Jersey. These lawsuits arise from the same set of facts as our lawsuit in the New Jersey Superior Court action; namely the termination of the merger agreement among us and certain affiliates of Mr. Okun. We believe that the defendants acted properly on behalf of our shareholders and have meritorious defenses against all of these claims. There can be, however, no assurances as to the ultimate outcome of any of these lawsuits.

         Following the purchase of additional shares of our voting securities on February 23, 2007, Mr. Okun now beneficially owns a majority of our outstanding voting securities. He has indicated in an amendment to his Schedule 13D, dated February 23, 2007, announcing the ownership of 52.8% of our outstanding voting securities, that he intends to meet with our Board of Directors and management to effect changes in the composition of the Board, management and operations. Since December 29, 2006, there have been a number of discussions between representatives of Mr. Okun and us concerning Mr. Okun's plans with respect to the Company. Notwithstanding the foregoing, in his amendment to Schedule 13D Mr. Okun states that he believes "the Company is undervalued and with certain changes in management and operations, stockholder value can be significantly enhanced." Neither Mr. Okun nor his representatives have yet to provide any specific details indicating what changes he intends to effect with respect to our business operations.

         Mr. Okun has requested our Board to immediately appoint four of his representatives to the Board.

         As a result of Mr. Okun's purchase of a majority of our voting securities, we were required to make a 1017 application with the NASD to request approval of change in control of the Company and its principal subsidiary, Montauk Financial Group. Mr. Okun has provided information to us which was previously requested and subsequently sent to the NASD. The NASD is currently reviewing the application. In the event that the NASD does not approve the transfer of our broker-dealer registration to Mr. Okun and his affiliates, we may not be able to continue our business and operations, or may be subject to restrictions on our scope of business operations.

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

We are subject to various risks in the securities industry

       As a securities broker-dealer, Montauk Financial Group is subject to uncertainties that are common in the securities industry. These uncertainties include:

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

We have incurred liability due to securities-related litigation

         Many aspects of our business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of our associated persons, as well the underwriting and distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seek compensatory, rescissionary and punitive damages. During the year ended December 31, 2006, we incurred $693,412 in litigation costs and expenses related to various legal claims and settlements. As of December 31, 2006, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred. It is not possible to predict the outcome of legal and regulatory matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse awards or judgments. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that our consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

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

         FMSC has received a Wells notice from the SEC advising that the SEC staff would be recommending bringing an administrative action against the firm and a former principal charging that we failed to supervise reasonably a former research analysis. The notice provides an opportunity for us to make a submission to the staff detailing the reasons why the SEC should not bring charges. We have recently begun settlement discussions with the SEC in an attempt to resolve the matter in order to avoid an administrative proceeding. The terms of the settlement will be negotiated but will likely include a monetary fine. We believe that the amount of the fine will not have a materially adverse affect on our financial condition or results of operation.

         The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has not indicated what penalties it would seek in such an action, monetary or otherwise. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which will not have a materially adverse effect on our financial statements.

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

We depend upon our senior management

         For the foreseeable future, we will be substantially dependent upon the personal efforts and abilities of our senior management, including our Chief Executive Officer and President, Mr. Victor K. Kurylak, Mr. Philip D'Ambrisi, our Chief Operating Officer, Ms. Mindy A. Horowitz, our acting Chief Financial Officer and Senior Vice President, and Ms. Celeste Leonard, our Chief Compliance Officer, to coordinate, implement and manage our business plans and programs. The loss or unavailability of the services of any of them would likely have a material adverse affect on our business, operations and prospects. In addition, loss of key members of management could require us to invest capital to search for a suitable replacement. Such a search could serve as a distraction to the remaining members of management preventing them from focusing on the ongoing development of our business which, in turn, could cause us to lose money. As stated above, as of the date of this Report, the new majority beneficial owner of the Company's voting power has not made clear his plans for the future of our senior management except that he and certain affiliates have commenced litigation against our Chief Executive Officer and President and Acting Chief Financial Officer.

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

We rely primarily on one clearing firm and the termination of the clearing agreement with this firm could disrupt Montauk Financial Group's business

         Montauk Financial Group uses two clearing brokers, NFS, as its primary clearing broker, and Penson to which we currently introduce a limited number of customer accounts, to process its securities transactions, maintain customer accounts, control, receive, custody and deliver securities, on a fee basis. We depend on the operational capacity and ability of the clearing broker for the orderly processing of transactions. If the clearing agreements are terminated for any reason, or if the clearing brokers fail to provide its functions for us in the normal course of business, we would be forced to find an alternative clearing broker. There is no assurance that we would be able to find an alternative clearing broker on acceptable terms to us or at all.

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

         The new majority beneficial owner of the Company's voting power has commenced litigation against certain officers and directors of the Company. These lawsuits derive from the same set of facts as the Company's lawsuit in the New Jersey Superior Court against the new majority beneficial owner and certain of his affiliates: namely the termination of the merger agreement and their unwillingness to purchase or otherwise acquire the remaining 47% of our shares of common stockholders not beneficially owned for $1.00 per share in cash.

                        Risks Related to Our Common Stock


We do not pay dividends on our common stock

         We do not pay dividends on the issued and outstanding shares of our common stock. However, we pay 6% quarterly dividends on the outstanding shares of our Series A Convertible Preferred Stock, and 8% quarterly dividends on the outstanding shares of our Series B Convertible Redeemable Preferred Stock. Applicable laws, rules and regulations under the New Jersey Business Corporation Act and the Securities Act of 1933, as amended, have affected our ability to declare and pay dividends. The new majority owner of the Company owns all of the Series B Preferred Stock and substantially all of the Series A Preferred Stock.

The conversion or exercise of outstanding convertible securities may result in dilution to our common shareholders

         In 1999, we issued an aggregate of 349,511 shares of Series A Preferred Stock in connection with an exchange offer. Currently, 305,369 Series A Preferred shares remain outstanding and convertible into 610,738 shares of common stock at the rate of $2.50 per share. However, if the last sale price of the common stock is $3.50 or more a share for 20 consecutive trading days, as listed on the Over-the-Counter Bulletin Board, the Series A Stock will automatically be converted into shares of common stock. None of the 305,369 shares of Series A Preferred Stock have been converted. The new majority owner of the Company beneficially owns 283,087 shares of Series A Preferred Stock.

         In 2005 we issued 197,824 shares of Series B Preferred Stock that are convertible into 1,978,240 shares of our common stock. The new majority owner of the Company beneficially owns all shares of Series B Preferred Stock which were purchased in a private transaction on February 23, 2007 at a price of $10.00 per share of Series B Preferred Stock.

         In addition, as of April 16, 2007, there were outstanding:

        o warrants to purchase 313,500 shares of common stock at an exercise price of $0.50 per share;
        o warrants to purchase 94,018 shares of common stock at an exercise price of $.25 issued in a settlement of certain claims; and
        o options to purchase 2,137,402 shares of common stock, at exercise prices ranging from $.20 to $2.00 per share.


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

We have sold restricted shares which may depress the common stock price

         As of April 16, 2007, of the 18,526,553 issued and outstanding shares of our common stock, approximately 9,992,613 shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act of 1933, as amended. Rule 144 provides that a person holding restricted securities for a period of one year may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is not affiliated with us and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

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

         If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time our common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

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

         The price of our common stock may also be affected by the ownership of a majority of our voting securities by the new majority beneficial owner who owns 52.8% of our voting securities and who has publicly announced that he currently does not intend to purchase or otherwise acquire the remaining 47.2% of the shares of our common stock that he does not own. Prior to termination of the merger agreement on December 29, 2006, certain affiliates of the new majority beneficial owner had agreed to acquire all of the outstanding shares of our common stock for $1.00 per share in cash.

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

         On February 26, 2007, the new majority beneficial owner and certain of his affiliates filed with the SEC an amendment to their Schedule 13D disclosing that they now own 52.8% of our voting securities.

Item 1B.   Unresolved Staff Comments.

None

Item 2.   Properties

Offices and Facilities

The Corporate Headquarters

         We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. On September 22, 2004 we entered into a 4th Amendment to our Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey. The amendment provides for a lease term of five (5) years which commenced on February 1, 2005, for 27,255 square feet. The lease provides for monthly rent payments of $50,762. As additional rent, we are required to pay a proportional share of any increases in real estate taxes and operating expenses above the amount paid during the 2005 calendar year, insurance premiums and all utility charges related to the premises. The amendment contains a five-year option to renew at a rental payment equal to the then-current fair market rate per square foot applicable to the leased premises.

New Lease Agreement - On September 22, 2006, we, as tenant, and IPofA Water View, LLC, a Delaware limited liability company and an affiliate of Mr. Okun, as landlord, entered into a Deed of Lease Agreement ("Okun Lease") for general office space consisting of approximately 29,800 useable square feet located at 10 Highway 35, Red Bank, New Jersey. We originally entered into the Okun Lease in connection with the merger agreement with the Okun Purchasers for the purpose of using the leased premises as our corporate headquarters and general office space for our business operations following the merger. The Okun Lease is for a term of ten years (120 months) with an original commencement date of September 22, 2006. However since the landlord was unable to give us possession on that date, the commencement date would be adjusted to the date we are first given possession of the leased premises, and the expiration date would be adjusted to reflect the term of the Okun Lease. Since the leased premises are scheduled to undergo renovations, the actual commencement date is unknown. Pursuant to the Okun Lease the base rent will be $61,090 per month plus taxes and operating expenses for the entire 10 year term. Our lease at our current corporate headquarters provides for monthly rent payments of $50,762 and is scheduled to expire on January 31, 2010.

         As a result of the lawsuit filed on January 8, 2007 in the New Jersey Superior Court against Mr. Okun and certain of his affiliates, including the landlord (discussed in Item 3. "Legal Proceedings" below), it is uncertain as to whether we will take possession of the leased premises subject to the Okun Lease. Among other things, the lawsuit seeks to void the lease agreement that we entered into with the Landlord.

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

New Jersey Bureau of Securities Consent Order

         On September 29, 2006, FMSC entered into a Consent Order with the New Jersey Bureau of Securities in connection with an inquiry into FMSC's sale of certain high-yield bonds to FMSC's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Consent Order required payment of a civil penalty of $475,000 ($400,000 of which was accounted for in 2005) which was paid in September 2006. The Consent Order also required the retention of an independent consultant to review our business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

SEC Investigation

         The SEC is investigating whether we, and/or certain former employees reasonably failed to supervise the securities trading and research activities of a former analyst. The investigation covered the time period from approximately March 2000 until January 2004 when the analyst resigned. The SEC has recently advised us that it intends to recommend bringing an enforcement proceeding against FMSC, one of its former principals and another former employee for failing to supervise reasonably. The SEC will be seeking a monetary penalty and an order suspending the former principal from acting in a supervisory capacity for a period of time. FMSC is entitled to make a Wells submission to the SEC staff. We intend to make such a submission or otherwise attempt to negotiate a resolution with the SEC. It is believed that any resolution will include a monetary penalty which we believe will not have a materially adverse effect on our financial statements.

NASD Enforcement Sales Practice Investigation

         The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has not indicated what penalties it would seek in such an action, monetary or otherwise. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which we believe will not have a materially adverse effect on our financial statements.

Termination of Merger Agreement, Litigation and Subsequent Purchase of Majority Voting Interest

         On May 5, 2006, we entered into a definitive merger agreement with the Okun Purchasers. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

         In June 2006, the Okun Purchasers purchased in open market and privately negotiated transactions, 2,159,348 shares of our common stock, and in privately negotiated transactions 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of our common stock) and $1,190,000 principal amount of our convertible debentures (convertible into 2,380,000 shares of our common stock). On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of our common stock. As a result of these transactions, the Okun Purchasers beneficially owned 24.6% of our common stock (assuming none of the shares of Series A Preferred Stock were converted into common stock).

         On August 17, 2006, our shareholders (including the Okun Purchasers) voted at a special meeting of shareholders to approve the merger agreement and the merger. At the meeting, the Okun Purchasers voted all of our shares beneficially owned by them in favor of the merger agreement and the merger.

         Subsequently, the deadline for completing the merger was extended from October 31, 2006 to December 31, 2006 in order to allow the parties to fulfill certain conditions to the merger, including obtaining the necessary consent of the NASD.

         On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

         On January 8, 2007, we filed a lawsuit against the Okun Defendants seeking to enforce the terms of the merger. Pursuant to the merger agreement, shareholders of our common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleges, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demands specific performance of the merger agreement and completion of the merger. In the alternative, we are seeking compensatory damages for breach of contract and breach of the covenant of good faith and fair dealings as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also seeks to void the lease agreement that we entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey.

         On February 12, 2007, we received the Okun Purchasers' answer to the lawsuit which contained several counterclaims against us. In their counterclaims, the Okun Purchasers allege that we breached the merger agreement and failed to disclose certain material facts about us, and to seek the return of $2 million held in escrow as well as compensatory damages, interest and costs. This lawsuit is currently pending in the Superior Court of New Jersey, Monmouth County Chancery Division.

         The Okun Purchasers filed two additional actions; one filed February 2, 2007, in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other filed February 16, 2007, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of our directors and officers. We believe these actions are based on the same facts and circumstances as the previous action that we filed against the Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit we filed in the New Jersey Superior Court.

         On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of our voting securities. According to the amended
Schedule 13D, additional shares of our common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Preferred Stock outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of our former officers and directors. The amendment also stated that the purpose of the purchases is to acquire a controlling interest in the Company.

         As of December 31, 2006, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Item 4.   Submission of Matters on a Vote of Security Holders

         Following execution of the merger agreement on May 5, 2006 between the Company and the Okun Purchasers, we postponed the annual meeting of shareholders because we scheduled a special meeting of shareholders of the Company for August 17, 2006 to consider and vote upon the merger agreement and the merger. At the special meeting, the shareholders of the Company (including the Okun Purchasers) overwhelming approved the merger agreement and the merger. On December 29, 2006, the Okun Purchasers terminated the merger agreement. (See Item 3. "Legal Proceedings" above). We did not submit any matters to our shareholders for a vote during the fourth quarter of the year ended December 31, 2006.

                                     PART II

Item 5.     Market of and Dividends on our Common Equity and
            Related Stockholder Matters

A.      Principal Market and Market Information

         Our common stock is traded in the over-the-counter market. Trading in our common stock is reported on the NASD Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our common stock commenced trading in the over-the-counter market in 1987. On April 13, 2007, our common stock had bid and offer prices of $0.47 and $0.53 per share respectively. At December 31, 2006 our common stock had a closing price of $0.46 per share. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The following is the range of high and low bid prices for such securities for the periods indicated below:

   Common Stock

   Calendar Year 2007              High Bid        Low Bid

   1st Quarter                     $.61            $.46

   Calendar Year 2006              High Bid        Low Bid

   1st Quarter                     $1.22           $.80
   2nd Quarter                     $1.00           $.90
   3rd Quarter                     $.975           $.79
   4th Quarter                     $.94            $.40

   Calendar Year 2005              High Bid        Low Bid

   1st Quarter                     $1.09           $.47
   2nd Quarter                     $1.09           $.84
   3rd Quarter                     $1.04           $.85
   4th Quarter                     $.9450          $.75


B.       Number of Record Holders

         The approximate number of record holders of our common stock as of April 16, 2007 was 503. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 320 beneficial holders of our common stock.

C.       Dividend Policy

         We have not paid any dividends on our common stock since our inception, and do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business. We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 305,369 shares of Series A Preferred Stock, of which 283,087 shares are beneficially owned by Mr. Okun since June 25, 2006. We also pay quarterly dividends on our Series B Preferred Stock at the rate of 8% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 197,824 shares of Series B Preferred Stock, all of which are beneficially owned by Mr. Okun since February 23, 2007. There can be no assurance that we will continue to pay dividends in the future.

D.       Issuance of Unregistered Securities

Restricted Shares Issuance

         In January 2004 and February 2005 we issued an aggregate of 2,300,000 shares of restricted common stock to our top five executive officers and a senior employee. These shares were granted in conjunction with new employment agreements for each executive officer, and were issued in conjunction with the provisions of our 1996 Senior Management Stock Option Plan, as amended. In addition, in connection with the Severance Agreement entered into with William
J. Kurinsky, then a director and officer of the Company, we issued to him an aggregate of 197,824 shares of newly created Series B Preferred Stock. We relied upon the exemptions from registration provided upon in Section 4(2) of the Securities Act of 1933 in connection with these issuances.

         During 2006, $35,000 of the Company's subordinated convertible debentures were presented to the Company for conversion. The Company issued 70,000 shares and retired $35,000 of the debentures. We relied upon the exemptions from registration provided upon in Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

         On June 20 and 23, 2006, FMFG Ownership, Inc., an affiliate of
Mr. Okun, which had previously purchased an aggregate principal amount of $1,190,000 of the Company's convertible debentures in privately negotiated transactions, converted such debentures into 2,380,000 shares of common stock in accordance with the terms of the debentures. We relied upon the exemptions from registration provided upon in Section 3(a)(9) of the Securities Act of 1933 in connection with these issuances.

         In February 2005 we issued to William J. Kurinsky an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock, which had a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock. The Series B Preferred Stock was authorized by the Board out of, and in accordance with, the Company's authorized but undesignated class of preferred stock under its certificate of incorporation. On February 23, 2007, Mr. Kurinsky sold all 197,824 shares of Series B Preferred Stock to FMFG Ownership II, Inc., an affiliate of Mr. Okun.

         In addition, during the year ended December 31, 2006, we granted options to purchase 3,000 shares of common stock pursuant to our stock option plans to one of our registered representatives, which plans were not registered at the time of grant. The options were granted at an exercise price of $1.18 per share. In March 2005, a registration statement on Form S-8 was filed with the SEC registering all common shares issuable from our stock option plans.

E.       Stock Repurchases

         There were no repurchases of any securities during 2006.

F.       Securities Authorized For Issuance Under Equity Compensation Plans

         See Item 11. "Executive Compensation".

Item 6.  Selected Financial Data
         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                Year Ended December 31,

                                       2006             2005               2004               2003        2002
                             ---------------- ----------------- ------------------- ---------------- ----------------
Operations Results:

Revenues:

  Commissions                    $39,920,168       $37,493,733         $42,732,238      $41,883,669      $36,513,802

  Principal transactions           4,079,243         5,578,820           9,058,259                         6,727,642
                                                                                          9,466,359

  Investment banking               3,420,685         6,640,402           2,716,042                         1,007,700
                                                                                          2,439,144

  Interest and other income
                                   3,540,324         8,370,711           4,680,702        4,437,510        3,717,600
                              ---------------- ----------------- ------------------- ---------------- ----------------

Total
revenues                          50,960,420        58,083,666          59,187,241       58,226,682       47,966,744
                             ================ ================= =================== ================ ================

Expenses:

  Commissions, employee
compensation and benefits         43,137,778        44,398,131          46,851,474       46,218,107       39,572,851

Executive separation               1,151,266         1,432,937                  --               --               --

  Clearing and floor
brokerage                          1,527,675         1,926,005           2,466,027        2,934,164        2,666,376

  Communications and
occupancy                          1,797,281         2,483,056           2,664,256        2,659,105  3,006,017

  Legal matters and
related costs                      1,095,064         1,773,604           2,714,769        5,836,960  1,259,502

  Other operating expenses         2,982,665         3,467,972           3,489,425        3,393,335        4,029,515

Interest                              78,248           100,123             284,093          204,054           98,918
                             ---------------- ----------------- ------------------- ---------------- ----------------

Total expenses                    51,769,977        55,581,828          58,470,044       61,245,725       50,633,179
                             ================ ================= =================== ================ ================

Income (loss) before
income taxes                       (809,557)         2,501,838             717,197      (3,019,043)      (2,666,435)

 Provision (benefit) for
income taxes                          26,992            77,544            (13,305)          499,000          294,000
                             ---------------- ----------------- ------------------- ---------------- ----------------

Net income (loss)                 $(836,549)        $2,424,294            $730,502     $(3,518,043)     $(2,960,435)
                             ================ ================= =================== ================ ================



                                                                  Year Ended December 31,

                                       2006             2005               2004               2003        2002
                             ---------------- ----------------- ------------------- ---------------- ----------------

Operations Results:

Net income (loss)
applicable to common
stockholders                    $(1,005,055)        $2,138,954            $639,813     $(3,542,882)     $(3,059,722)
                             ================ ================= =================== ================ ================
Earnings (loss) per share:

     Basic:                          $(0.06)             $0.15               $0.07          $(0.40)          $(0.36)

     Diluted:                        $(0.06)             $0.12               $0.04          $(0.40)          $(0.36)

Weighted average common
shares outstanding-- Basic        17,004,254        14,032,057           9,270,350        8,784,103        8,551,932

Weighted average common
and common share
equivalents outstanding -
Diluted                           17,004,254        20,109,178          15,629,920        8,784,103        8,551,932

Financial condition:

Total assets                      $7,798,917        $8,719,930          $9,834,374      $12,193,101      $11,425,506

Total liabilities                 $3,985,426        $5,492,079         $12,932,991      $16,280,540      $12,203,196

Stockholders' equity
(deficit)                         $3,813,491        $3,227,851        $(3,098,617)     $(4,087,439)       $(777,690)


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

Overview

         Substantially all of our business activities consist of the securities brokerage and investment banking activities of our wholly owned subsidiary, FMSC, an NASD registered broker-dealer. FMSC conducts operations in four principal categories, all of which are in the financial services industry. These categories are:

        o securities brokerage activities for which FMSC earns commissions or fees;
        o corporate finance revenues consisting primarily of fees generated from private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member;
        o proprietary trading for which FMSC records profit or loss, depending on trading results and riskless principal transactions with customers; and
        o        other income, primarily interest earned on customer balances.

         Because we operate in the financial services industry, our revenues and earnings are substantially affected by general financial market conditions. Therefore, the amount of our revenues depends greatly on levels of market activity requiring the services we provide.

Results of Operations

2006 Compared to 2005

Overview

         The Company's performance for 2006 resulted in a decrease in revenues of $7.1 million, to $51 million, compared to $58.1 million for 2005. The decrease in revenue is primarily due to the 2005 recognition of $4.9 million of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. ("Fiserv"), our prior clearing firm. Included in interest and other income for 2006 is an additional $180,000 of margin interest rebate; a partial allocation of the $1.0 million received from NFS on June 29, 2006 relating to conversion and transition expenses incurred by FMSC in prior periods, as a result of its conversion from Fiserv Inc. to NFS in 2005. In addition, investment banking revenues decreased $3.2 million when compared to 2005. Our 2006 results were also negatively impacted by the loss of several large producing offices during 2006. Excluding the one-time revenue, total revenues decreased by approximately $2.2 million, or 4%, compared to 2005.

Revenues by Source

The following provides a breakdown of total revenues by source for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars).



                                                                     Year Ended
                               -------------------------------------------------------- ----------------------------
                                     December 31, 2006           December 31, 2005           December 31, 2004
                               ------------------------------ ------------------------- ----------------------------
                                  Amount        % of Total      Amount     % of Total     Amount       % of Total
                                                 Revenues                   Revenues                    Revenues
                               -------------- --------------- ------------ ------------ ------------ ---------------
 Commissions
      Equities                       $19,846             39%     $ 20,530          35%     $ 26,533             45%

      Mutual Funds                     6,179             12%        6,348          11%        6,131             10%
      Insurance
                                       4,951             10%        4,230           7%        4,750              8%

      Investment Advisory              3,879              7%        3,235           5%        2,614              4%
      Alternative Products
                                       4,927             10%        3,009           5%        2,325              4%
      Fixed Income
                                         138             <1%          142          <1%          379              1%
                               -------------- --------------- ------------ ------------ ------------ ---------------
      Total                           39,920             78%       37,494          64%       42,732             72%
Principal Transactions                 4,079              8%        5,579          10%        9,058             15%

Investment Banking                     3,421              7%        6,640          12%        2,716              5%
Interest and Other
      Interest
                                       2,636              5%        2,506           4%        2,798              5%
      Deferred revenue
                                          --              --        5,105           9%          875              1%
      Other
                                         904              2%          760           1%        1,008              2%
                               -------------- --------------- ------------ ------------ ------------ ---------------
      Total                            3,540              7%                                  4,681              8%
                                                                    8,371          14%

      Total revenues                 $50,960            100%     $ 58,084         100%     $ 59,187            100%
                               ============== =============== ============ ============ ============ ===============

Revenues

         Commission and fee revenue increased $2.4 million to $39.9 million from $37.5 million in 2005, due mainly to the increased revenue from alternative products of $1.9 million. Alternative products consist mainly of REIT's, 1031 exchanges and promissory notes. While commissions generated from equity transactions has declined year over year, revenues from the sales of insurance and annuities and management fees from advisory accounts has been on the rise. In 2006, insurance revenues accounted for $4.95 million of our revenues, while in 2005 revenues were $4.23 million, an increase of 15%. Management fees from advisory accounts increased $644,000, or 15%, when compared to 2005.

         Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities decreased $1.5 million, or 27%, from $5.6 million in 2005 to $4.1 million in 2006. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased by $943,000, from $4.0 million in 2005 to $3.1 million in 2006. Revenues from riskless principal trades of equity securities decreased $574,000 from $1.2 million in 2005 to $671,000 in 2006. Riskless principal trades are transacted through the firm's proprietary account with a customer order in hand, resulting in no market risk to the firm. These decreases are primarily attributable to a decline over the last several years in the number of registered representatives conducting more of these types of transactions.

         In 2006, investment banking revenues decreased $3.2 million, or 48%, from $6.6 million in 2005, to $3.4 million in 2006. The decrease in the revenue was primarily due to an overall reduction in the number of private offerings in 2006 when compared to 2005. In 2005, however, we reported the highest annual investment banking revenues than in any other year in the Company's history.

         Interest and other income decreased $4.83 million in 2006, or 58%, from $8.4 million in 2005 to $3.6 million in 2006. In 2005, other income included the recognition of the remaining deferred revenue for cash advances received in prior years from our prior clearing firm, Fiserv. During 2005, we terminated our financing agreement with Fiserv and recorded the remaining unamortized balance of $4.9 million to other income. Included in interest income for 2006 is an additional $180,000 of margin interest rebate, a partial allocation of the $1.0 million received from NFS on June 29, 2006. Without the inclusion of the $4.9 million in 2005 and the $180,000 in 2006, interest and other income would have remained relatively constant between the two years.

Expenses

         Total expenses decreased by $3.8 million, or 7%, in 2006 to $51.8 million from $55.6 million in 2005. Included in expenses in 2006 is an $820,000 credit due to a partial allocation of the $1 million received from NFS on June 29, 2006. Taking into consideration the $820,000 received from NFS, expenses decreased by $3.2 million. In addition, in February 2005, we recorded additional compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers, compared to $1,151,000 in 2006 with respect to two separation agreements, one with our former Chairman and the other with our former general counsel. The following chart provides a breakdown of total expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands of dollars).

                                                                      Year Ended
                                   --------------------------- ------------------------- --------------------------
                                       December 31, 2006          December 31, 2005          December 31, 2004
                                   --------------------------- ------------------------- --------------------------
                                     Amount      % of Total      Amount     % of Total      Amount     % of Total
                                                  Expenses                   Expenses                   Expenses
                                   ------------ -------------- ------------ ------------ ------------- ------------
Commissions, employee                  $43,138            83%      $44,398          80%       $46,852          80%
compensation and benefits
Executive separation                     1,151             2%        1,433           3%            --
Clearing and floor brokerage             1,528             3%        1,926           3%         2,466           4%
Communications and   occupancy           1,797             4%        2,483           5%         2,664           5%
Legal matters and related costs          1,095             2%        1,774           3%         2,715           5%
Other operating expenses                 2,983             6%        3,468           6%         3,489           6%
Interest                                    78            <1%          100          <1%           284          <1%
                                   ------------ -------------- ------------ ------------ ------------- ------------
Total operating expenses               $51,770           100%      $55,582         100%       $58,470         100%
                                   ============ ============== ============ ============ ============= ============
Provision (benefit) for income             $27                         $78                      $(13)
taxes
                                   ============ ============== ============ ============ ============= ============

         Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 2%, or $787,000, from $37.4 million for 2005, to $36.6 million for 2006. Compensation and benefits expense for management, operations and clerical personnel decreased by $476,000 in 2006, when compared to 2005. A reduction in the amortization of deferred compensation from $896,000 in 2005 to $272,000 in 2006 accounted for most of the difference.

         During the 2006 period, we recorded separation costs of $1,151,000 in connection with the termination of an employment agreement with our former Chairman and the non-renewal of an employment agreement with our former General Counsel. This compares to $1,433,000 in connection with a separation agreement with our former Chief Executive Officer in 2005.

         Clearing and floor brokerage costs decreased $398,000, from $1.9 million in 2005, to $1.5 million in 2006. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees. Included in costs for 2005 is $143,000 of expense rebates provided by Fiserv. Excluding these reductions for 2006 and 2005, clearing and floor brokerage costs would have remained fairly constant.

         Communications and occupancy costs decreased $686,000 during 2006, from $2.5 million in 2005 to $1.8 million in 2006. In addition to a $135,000 reduction in expenses as part of the $1 million received from NFS, the decrease in expenses is due to reductions in occupancy and related costs from the elimination of a company leased branch office in New York City in 2006 and reduction in quote services due to a reduction in brokers and discounted market data pricing received from our clearing firm.

         Legal matters and related settlement costs decreased 38%, or $679,000, from $1.8 million in 2005 to $1.1 million in 2006. The reduction in 2006 is attributable to a decline in the number of customer complaints and arbitration claims. In addition, legal costs for 2005 include $269,000 of fees related to the proposed merger with Olympic Cascade Financial Corporation ("Olympic") which was terminated on October 24, 2005, compared to $325,000 of legal fees related to the proposed merger with the Okun Purchasers.

         As of December 31, 2006, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

New Jersey Bureau of Securities Consent Order

         On September 29, 2006, FMSC entered into a Consent Order with the New Jersey Bureau of Securities in connection with an inquiry into FMSC's sale of certain high-yield bonds to FMSC's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Consent Order required payment of a civil penalty of $475,000 ($400,000 of which was accounted for in 2005), which was paid in September 2006. The Consent Order also required the retention of an independent consultant to review our business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

SEC Investigation

         The SEC is investigating whether we, and/or certain former employees reasonably failed to supervise the securities trading and research activities of a former analyst. The investigation covered the time period from approximately March 2000 until January 2004 when the analyst resigned. The SEC has recently advised us that it intends to recommend bringing an enforcement proceeding against FMSC, one of its former principals and another former employee for failing to reasonably supervise. The SEC will be seeking a monetary penalty and an order suspending the former principal from acting in a supervisory capacity for a period of time. FMSC is entitled to make a Wells submission to the SEC staff, and currently intends to make such a submission or otherwise attempt to negotiate a resolution with the SEC. It is believed that any resolution will include a monetary penalty which we believe will not have a materially adverse effect on our financial statements.

NASD Enforcement Sales Practice Investigation

         The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has not indicated what penalties it would seek in such an action, monetary or otherwise. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which we believe will not have a materially adverse effect on our financial statements.

Termination of Merger Agreement, Litigation and Subsequent Purchase of Majority Voting Interest

         On May 5, 2006, we entered into a definitive merger agreement with the Okun Purchasers. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

         In June 2006, the Okun Purchasers purchased in open market and privately negotiated transactions, 2,159,348 shares of our common stock, and in privately negotiated transactions 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of our common stock) and $1,190,000 principal amount of our convertible debentures (convertible into 2,380,000 shares of our common stock). On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of our common stock. As a result of these transactions, the Okun Purchasers beneficially owned 24.6% of our common stock (assuming none of the shares of Series A Preferred Stock were converted into common stock).

         On August 17, 2006, our shareholders (including the Okun Purchasers) voted at a special meeting of shareholders to approve the merger agreement and the merger. At the meeting, the Okun Purchasers voted all of our shares beneficially owned by them in favor of the merger agreement and the merger.

         Subsequently, the deadline for completing the merger was extended from October 31, 2006 to December 31, 2006 in order to allow the parties to fulfill certain conditions to the merger, including obtaining the necessary consent of the NASD.

         On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreement in the merger agreement.

         On January 8, 2007, we filed a lawsuit against the Okun Defendants seeking to enforce the terms of the merger. Pursuant to the merger agreement, shareholders of our common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleges, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demands specific performance of the merger agreement and completion of the merger. In the alternative, we are seeking compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also seeks to void the lease agreement that we entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey.

         We also sought a temporary restraining order to prevent the Okun Defendants from selling, converting or otherwise disposing of any of our securities or acquiring any additional securities of ours. Mr. Okun and his affiliates voluntarily agreed to such standstill until February 22, 2007.

         On February 12, 2007, we received the Okun Purchasers' answer to the lawsuit which contained several counterclaims against us. In their counterclaims, the Okun Purchasers allege that we breached the merger agreement and failed to disclose certain material facts about us, and seek the return of $2 million held in escrow as well as compensatory damages, interest and costs. This lawsuit is currently pending in the Superior Court of New Jersey, Monmouth County Chancery Division.

         The Okun Purchasers filed two additional actions; one filed February 2, 2007, in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other filed February 16, 2007, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of our directors and officers. We believe these actions are based on the same facts and circumstances as the previous action that we filed against the Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit we filed in the New Jersey Superior Court. (See Item 3. "Legal Proceedings" above).

         On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of our voting securities. According to the amended
Schedule 13D, additional shares of our common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Preferred Stock outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of our former officers and directors.

          Other operating costs decreased by approximately $485,000, to $2.98 million in 2006, from $3.47 million in 2005. Included in operating costs for 2005 are accounting and consulting fees of $123,000 expensed in September 2005 as a result of the termination of the proposed merger plans with Olympic. In 2006, reductions in advertising, consulting fees, depreciation, and liability insurance costs of $416,000 accounted for the majority of the decrease.

         Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 was $27,000, $78,000, and $(13,000), respectively. The effective tax rate on pre-tax income (loss) was 3.3%, 3.1%, and (1.8%), during 2006, 2005 and 2004, respectively. The difference in the rate between 2005 and 2004 was due to the state loss carryback claims in 2004. As of December 31, 2006, 2005 and 2004, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods.

         The net loss applicable to common stockholders was $1,005,000, or $(0.06) per basic and diluted share for 2006 compared to a net income applicable to common stockholders of $2.1 million, or $0.15 and $0.12 per basic and diluted share, respectively, for 2005.

2005 Compared to 2004

Overview

         Revenues decreased $1.1 million for 2005, to $58.1 million, from $59.2 million for 2004. Included in total revenue for 2005 is the recognition of $4.9 million of the remaining deferred revenue in connection with the termination of our financial agreement with Fiserv. Excluding this one-time revenue, operating revenues decreased approximately $6 million, or 10% when compared to 2004. Our 2005 results were negatively impacted by a net reduction of approximately 80 registered representatives during 2005 and a decrease in the aggregate number of customer accounts we service from approximately 60,000 to approximately 50,000.

         Expenses in 2005 decreased approximately $2.9 million to $55.6 million, from $58.5 million in 2004. The reduction in expense in 2005 was primarily related to lower commission and clearing expenses directly related to the reduction in commission revenue. In addition, legal matters and related costs decreased by $941,000 over 2004 due to our continued efforts to control litigation matters and our overall risk management.

Revenues

         Commission revenue decreased 12%, or $5.2 million, from $42.7 million in 2004 to $37.5 million in 2005. This was primarily due to a reduction in 2005 in the number of registered representatives whose business mix was more transaction in nature. Agency commissions on individual and institutional securities transactions, the largest segment of this category, decreased $6.0 million, or 23%, to $20.5 million in 2005, from $26.5 million in 2004. Mutual fund revenues increased $217,000 from $6.1 million in 2004, to $6.3 million in 2005. Insurance revenues, on the other hand, decreased by $520,000 in 2005 to $4.2 million, from $4.7 million in 2004. Commissions generated from alternative investments and fees from managed accounts both increased in 2005, from $2.3 million and $2.6 million, respectively in 2004 to $3.0 million and $3.2 million, respectively in 2005.

         Total revenues from principal transactions, which include mark-ups/mark-downs on transaction in which we act as principal, proprietary trading and the sale of fixed income and equity securities decreased $3.5 million, or 38%, from $9.1 million in 2004 to $5.6 million in 2005. The decrease was primarily due to a reduction in the number of registered representatives who conducted more of these types of transactions. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased in 2005 by $1.2 million when compared to 2004.

         Investment banking revenues in 2005 increased $3.9 million, or 144%, from $2.7 million in 2004 to $6.6 million in 2005. In 2005, we reported our highest annual investment banking revenues than in any previous year in the Company's history.

         Interest and other income in 2005 totaled $8.4 million, as compared to $4.7 million in 2004, an increase of $3.7 million. Most of the increase is attributable to the recognition of the $4.9 million of the remaining deferred revenue in connection with the termination of our financial agreement with Fiserv.

Expenses

         Total expenses decreased by approximately $2.9 million, or 5%, in 2005 to $55.6 million from $58.5 million in 2004. In February 2005, we recorded additional compensation expense of $1.43 million in connection with a separation agreement with one of our senior officers. Excluding this one-time expense, expenses decreased $4.3 million over 2004.

         Commission expense, consistently the largest expense category and which is directly related to commission revenue, decreased 6%, or $2.5 million, from $39.9 million for 2004, to $37.4 million for 2005. Compensation and benefits expense for management, operations and clerical personnel remained relatively constant for 2005 at $7.0 million. Salaries and related payroll taxes decreased by approximately $700,000, from $6.3 million in 2004 to $5.6 million in 2005. The decrease for 2005 was primarily attributable to reduction in the workforce during 2004 and 2005. Stock and option compensation costs increased $737,000 during 2005 in connection with stock grants issued in February 2005 to several senior executives. The net cost of health insurance premiums in 2005 decreased by $33,000 compared to 2004 mostly due to the reduction in the workforce.

         Clearing and floor brokerage costs decreased $540,000, from $2.5 million in 2004, to $1.9 million in 2005. This expense category is directly related to the volume of transaction business which decreased in 2005.

         Communications and occupancy costs decreased $181,000 during 2005, from $2.7 million in 2004 to $2.5 million in 2005. Reductions in occupancy and related costs, which was due to the elimination of a company leased branch office in New York City, a reduction in the leased space in our home office and lower telephone costs, were partially offset by increases in market data services.

         Legal matters and related settlement costs decreased 35% or $941,000, from $2.7 million in 2004 to $1.8 million in 2005. The reduction in 2005 is attributable to a decline in the number of customer complaints and arbitration claims. In addition, legal costs for 2005 include $269,000 of fees related to the proposed merger with Olympic which was terminated in October 2005. Management continues to closely monitor our outstanding claims and control the costs associated with defending these matters.

         Other operating costs in total remained fairly constant for 2005 when compared to 2004, at approximately $3.5 million. Due to the exercise of the majority of our outstanding convertible debentures in 2005, we accelerated $130,000 of amortization of the financing costs related to these debentures during the second quarter of 2005. Also included in operating costs are accounting and consulting fees of $123,000 expensed in September 2005 as a result of the termination of the proposed merger with Olympic. These increases in 2005 are offset by a decrease in depreciation expense as many of our assets approached the end of their depreciable lives.

         For 2005, interest expense decreased by $184,000 when compared to 2004. This reduction is primarily attributable to the conversion of $1,765,000 of our 6% convertible debentures on which interest is no longer paid.

Liquidity and Capital Resources

         We maintain a highly liquid balance sheet with approximately 81% for 2006 and 2005 and 73% for 2004, consisting of cash and cash equivalents, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased for 2006 by $845,000. Net cash used in operating activities during 2006 was $668,000, as a result of a net loss of $837,000 adjusted by non-cash charges including depreciation and amortization of $586,000 and payment of the $200,000 note issued in connection with a separation agreement. Cash was further reduced by net increases in the amount due from our clearing firm, employee and broker receivables and other assets of $232,000, $33,000 and $44,000, respectively, partially offset by a decrease in securities owned of $105,000. These increases to cash were offset by decreases in accounts payable, accrued expenses and income taxes payable of $173,000, $178,000 and $28,000, respectively, partially offset by an increase in commissions' payable of $351,000.

         Net cash used in operating activities in 2005 was $995,000, as a result of net income of $2,424,000 adjusted by non-cash charges including depreciation and amortization of $1,449,000 and $1,200,000 from the issuance of stock and a note payable in connection with a separation agreement, offset by non-cash income of $5,105,000 from the amortization of deferred revenues. Cash used in operating activities in 2004 was $2,020,000, primarily attributable to decreases in commissions' payable of $1,180,000, and accrued expenses of $726,000.

         Additions to property and equipment of $34,000 accounted for the use of cash from investing activities for 2006. In 2005 and 2004, investing activities consumed $42,720 and $212,000, respectively, for additions to capital expenditures.

         Financing activities in 2006 used net cash of $143,000 due to the payment of preferred stock dividends and capital leases of $169,000 and $7,700, respectively, partially offset by proceeds from option exercises of $34,000. Financing activities in 2005 provided $4,000 in cash due to the receipt of $343,000 in proceeds from the exercise of stock options, offset by payments of preferred stock dividends and capital leases of $285,000 and $54,000, respectively. Financing activities in 2004 used $175,000 in cash primarily related to capital leases and the repurchase of common shares.

Financing Activities

         In 1999, we issued 349,511 shares of Series A Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of Series A Preferred Stock is convertible into two shares of common stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. In the second quarter of 2005, the Board of Directors declared the dividend on the preferred stock in arrears. The Company paid dividends on the Series A Preferred Stock in the amount of $168,506 during 2006 and $285,340 during 2005, including $210,879 dividends in arrears. (See Note 16 to the consolidated financial statements).

         In October 2002, we commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of common stock. The offering expired on March 1, 2003. In the offering, we sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in 2002 and $210,000 in 2003. The proceeds of the financing were used to satisfy general working capital needs. Neither the debentures nor the shares underlying the debentures have been registered for offer or sale under the Securities Act; such securities were issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated there under relating to transactions by an issuer not involving any public offering.

         In September 2003, we commenced an additional private offering of up to $3,000,000 of 6% convertible debentures to accredited investors. Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of common stock. The offering was completed on December 31, 2003. In the offering, we sold an aggregate principal amount of $1,895,000 of debentures. The proceeds of the financing were used to satisfy general working capital needs. The debentures have not been registered for offer or sale under the Securities Act; such securities were issued on the basis of the statutory exemption provided by
Section 4(2) of the Securities Act, as amended, and/or Rule 506 of Regulation D, promulgated there under relating to transactions by an issuer not involving any public offering. For more information, see a discussion of the debentures under the captions Item 1. "Business -- Debenture Conversions" above.

         Between October 2004 and December 2005 we received notices that holders of $1,885,000 of convertible debentures that were sold through private offerings in 2002 and 2003 elected to convert their debentures into shares of our common stock in accordance with the terms of the debentures. As a result, we issued 3,770,000 shares of our common stock during that time period. The debentures are convertible at $.50 per share.

         During 2006, $35,000 of the Company's convertible debentures were converted into 70,000 shares of common stock. In June 2006, the Okun Purchasers purchased $1,190,000 principal amount of debentures, which were acquired from their holders in privately negotiated transactions. Subsequently, on June 20 and 23, 2006, the Okun Purchasers converted such debentures into 2,380,000 common shares. As of the date of this report, there was an aggregate principal amount of $25,000 of convertible debentures outstanding, which are convertible at $.50 per share.

         During the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by the broker-dealer as a result of its conversion from Fiserv to NFS in 2005. The payment was received by FMSC on June 29, 2006.

         In connection with the separation agreement we entered into with Mr. William Kurinsky in 2005, we issued him an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock. Such shares of Series B Preferred Stock are convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock. The Series B Preferred shares have voting rights along with the common stock based upon the number of shares of common stock into which it would be converted. The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series B Preferred Stock. The Company paid $80,000 and $51,556 dividends on the Series B Preferred Stock for 2006 and 2005, respectively. (See Note 16 to the consolidated financial statements). On February 23, 2007, Mr. Kurinsky sold all 197,824 shares of Series B Preferred Stock to FMFG Ownership II, Inc., an affiliate of Mr. Okun.

Net Capital
         At December 31, 2006, Montauk Financial Group had net capital of $2,735,223 which was $2,485,223 in excess of its required net capital of $250,000 and the ratio of aggregate indebtedness to net capital was 1.34 to 1.

Consolidated Contractual Obligations and Lease Commitments

         The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of December 31, 2006. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters, nor does it include any potential lease commitment related to the Okun Lease.

                                                        As of December 31, 2006          Expected Maturity Date
   Category                                      2007            2008         2009         2010            Total

   Debt Obligations                          $208,333         $16,667           $0           $0         $225,000

   Capital Lease Obligations                        0               0            0            0                0

   Operating Lease Obligations                893,308         863,148      620,989       50,762        2,428,207
   Note Payable                                     0               0            0            0                0


   Other Long-Term Obligations
   Reflected on Balance Sheet under
   GAAP                                             0               0            0            0                  0
                                        -------------- --------------- ------------ ------------ ----------------
   Total                                   $1,101,641        $879,815     $620,989      $50,762       $2,653,207
                                        ============== =============== ============ ============ ================

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

Critical Accounting Policies

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of our consolidated financial statements. See Note 2 to the financial statements for further discussion of significant accounting policies.

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

Income taxes

         Due to significant operating losses from 2001-2003 we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2006, and we intend to maintain it until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

New Accounting Standards

Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"):

         On September 15, 2006, the Financial Accounting Standard Board issued a SFAS 157, "Fair Value Measurements", that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

         In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plan's benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of net periodic benefit costs pursuant to SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit costs for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operations of the Company.


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

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.


         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon implementations, an entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.


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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At December 31, 2006 and December 31, 2005, equity securities positions owned, and sold, not yet purchased were approximately $198,447 and $303,612, and $495 and $3,564, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 8.    Financial Statements

         See Financial Statements attached hereto at pages F-1 to F-34.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A.    Controls and Procedures

         Our management, including the President and Chief Executive Officer and Acting Chief Financial Officer, carried out an evaluation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, our President and Chief Executive Officer and Acting Chief Financial Officer concluded that we had effective disclosure controls and procedures for (i) recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed in such reports is accumulated and communicated to our management, including our President and Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

         None


                                 PART III

Item 10.  Directors and Executive Officers

     Our directors and executive officers for the year ended December 31, 2006 are as set forth below. During 2006, our Board consisted of six individuals. On February 24, 2006, Mr. David I. Portman was elected to our
Board. In November, 2006 Mr. Herbert Kurinsky and Mr. William J. Kurinsky resigned from our Board. They were replaced by Mr. Phillip D'Ambrisi and Ms. Celeste Leonard on January 5, 2007 and February 22, 2007, respectively.

Board of Directors

Name                                 Age          Position

Victor K. Kurylak                    50           Class II Director, Chief Executive Officer and President, First
                                                  Montauk Financial Corp.

Ward R. Jones, Jr.                   75           Class III Director, First Montauk Financial Corp.

Barry D. Shapiro                     65           Class II Director, First Montauk Financial Corp.

David I. Portman                     65           Class III Director, First Montauk Financial Corp.

Phillip D'Ambrisi                    49           Class I Director, First Montauk Financial Corp.

Celeste M. Leonard                   50           Class I Director, First Montauk Financial Corp.


Executive Officers

Name                                 Age          Position

Victor K. Kurylak                    50           Chief Executive Officer and President, First Montauk Financial
                                                  Corp. and Montauk Financial Group

Phillip D'Ambrisi                    49           Chief Operating Officer, First Montauk Financial Corp. and Montauk
                                                  Financial Group

Celeste M. Leonard                   50           Chief Compliance Officer, Montauk Financial Group

Robert I. Rabinowitz*                49           Executive Vice President, General Counsel and Secretary -First
                                                  Montauk Financial Corp. and Montauk Financial Group

Mindy A. Horowitz                    49           Acting Chief Financial Officer -First
                                                  Montauk Financial Corp., Chief Financial Officer, Treasurer,
                                                  Fin.Op.- Montauk Financial Group

-------------------------------------------------------------------------------------------------------------------------
         * On January 31, 2007, Robert I. Rabinowitz,  Esq.  resigned his positions as Executive Vice President,
Secretary and General Counsel of First Montauk  Financial  Corp. and Montauk  Financial  Group. On March 1, 2007,
these positions were filled by Jeffrey Fahs, Esq.


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

         Victor K. Kurylak became our Chief Executive Officer on February 1, 2005, and continues to serve as President, a position he has held since January 1, 2004. Mr. Kurylak was elected to our Board on May 4, 2005. From January 1, 2004 through January 31, 2005, Mr. Kurylak was our President and Chief Operating Officer. From January 2001 through December 2003, Mr. Kurylak was a self-employed business consultant, and was retained by us prior to his becoming our President and Chief Operating Officer. From November 1995 through December 2000 he was the owner and Executive Vice President for Madison Consulting Group/Summit Insurance, an independent insurance brokerage firm. From February 1990 through October 1995, Mr. Kurylak was the Chief Information Officer for Rockefeller Financial Services in New York City. Mr. Kurylak received his Bachelor of Sciences degree in Engineering from Princeton University in 1979. Mr. Kurylak is registered as a general securities representative and registered principal and is licensed as a life, health and property and casualty insurance producer.

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

         Barry D. Shapiro, CPA has been a member of our Board of Directors since December 6, 2000. From October 2000 to the present, Mr. Shapiro is a shareholder of the accounting firm, Withum, Smith + Brown in its Red Bank office. Mr. Shapiro was a partner of Shapiro & Weisman CPAs P.A. from 1976 thru 1996 when he became a partner of Rudolf, Cinnamon & Calafato, P.A. until joining Withum Smith + Brown. Mr. Shapiro was previously employed with the Internal Revenue Service from 1965 through 1971, where he was responsible for audit, review and conference functions. Mr. Shapiro is a member of the New Jersey Society of Certified Public Accountants, where he currently participates on the IRS Co-Op and State Tax Committees. Mr. Shapiro is a past Trustee, Treasurer and Vice President of the NJSCPA. He has been involved and is in many civic and community activities, as well as charitable organizations, including the Monmouth County New Jersey Chapter of the American Cancer Society and the Ronald McDonald House of Long Branch, New Jersey. Mr. Shapiro received a B.S. in accounting from Rider University in 1965.

         David I. Portman rejoined our Board of Directors on February 24, 2006, and had previously served on our Board from 1993 until December 31, 2002. Mr. Portman is the president of TRIAD Development, a real estate company that has numerous commercial and rental properties in New Jersey, a position that he has held since 1988. In addition, Mr. Portman currently serves as a director of Pacifichealth Laboratories, Inc., a publicly held nutrition technology company, a position he has held since August 1995. Montauk Financial Group underwrote the initial public offering of the common stock of Pacifichealth Laboratories. Mr. Portman has a BS in Pharmacy and an MBA. He worked as a sales representative and marketing manager for Eli Lilly, Beecham-Massengill, Winthrop Laboratories and Sandoz Pharmaceuticals before co-founding M.E.D. Communications in 1974. In 1988, Mr. Portman sold his interest in M.E.D. Communications and became President of TRIAD Development.

         Phillip D'Ambrisi was elected to serve as a Class I member of our Board of Directors on January 5, 2007. Since August 2006, Mr. D'Ambrisi has been the Chief Operating Officer of FMSC. Mr. D'Ambrisi has over 25 years of management experience in the financial services industry. Most recently, he served as Senior Vice President and Chief Operating Officer of Horner, Townsend & Kent, Inc., a subsidiary of The Penn Mutual Life Insurance Company. Previously, from 1989 to 2004, Mr. D'Ambrisi was employed by MONY Securities Corporation, a subsidiary of The MONY Group, initially as a Senior Vice President and Chief Operating Officer from 1989 to 1999 and then as the President and Chief Executive Officer from 1999 to 2004. He has also worked in various management positions at Mutual of New York, Securities Settlement Corporation and Dean Witter Reynolds, Inc. Mr. D'Ambrisi is a graduate of Rutgers University and holds NASD Series 7, 63 and 24 licenses.

         Celeste M. Leonard was elected to serve as a Class I member of our Board of Directors on February 22, 2007. Since September 2006, Ms. Leonard has been an Executive Vice President and the Chief Compliance Officer of FMSC. Ms. Leonard has over 28 years of compliance and supervision experience in the financial services industry. Before joining the Company in August 2006, Ms. Leonard had been the Sales Practice Director for Smith Barney Citigroup in New York City, a position she had held since November 2004. She previously worked as a Senior Vice President for Business Control Management for Neuberger Berman, LLC in New York from March 2004 through November, 2004. From February 1996 through March 2004, Ms. Leonard was an Executive Director/ National Director of Branch Supervision for CIBC Oppenheimer Corp. and oversaw supervision and risk management for the private client division's 19 branch locations. From October 1994 through February 1996, she worked as Compliance Director for the Financial Services Division of Lehman Brothers, and held various other positions at that firm and its predecessors since 1978.

         Robert I. Rabinowitz, Esq. has been our General Counsel since 1987. In February 2005, he became our secretary, and retained the position of Executive Vice President and General Counsel. Previously, he served as General Counsel of Montauk Financial Group from 1986 until 1998 when a new general counsel was named. Thereafter, he became the Chief Administrative Officer of Montauk Financial Group as well as a General Securities Principal. From January 1986 until November 1986, he was an associate attorney for Brodsky, Greenblatt & Renahan, a private practice law firm in Rockville, Maryland. Mr. Rabinowitz is an attorney at law licensed to practice in New Jersey, Maryland and the District of Columbia, and is a member of the Board of Arbitrators for the NASD, Department of Arbitration. Mr. Rabinowitz graduated from the American University with a BA in 1979 and from The Antioch School of Law with a JD in 1982. Mr. Rabinowitz resigned from his positions effective on January 31, 2007. Effective February 1, 2007, we entered into a consulting agreement with Mr. Rabinowitz pursuant to which he is being hired as a consultant to the Company for an eleven-month period to provide assistance to the Company in the transition of his responsibilities to new personnel.

         Mindy A. Horowitz, CPA, was appointed our Acting Chief Financial Officer effective February 1, 2005. In January 2005, she became the Chief Financial Officer and Financial and Operations Principal of Montauk Financial Group. She had previously been Vice President of Finance for Montauk Financial Group since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined FMSC. Ms. Horowitz graduated with a MS in accounting from Monmouth College in 1981. Ms. Horowitz is a Certified Public Accountant.

         Jeffrey J. Fahs, Esq., 38, became our Executive Vice President, Secretary and General Counsel on March 1, 2007, and has over 15 years of experience in the financial services industry in various regulatory, legal and compliance capacities. Most recently, Mr. Fahs was a Senior Regulatory Counsel for Citigroup Global Markets, Inc. Previously, from 2003 to 2005, he served as Assistant General Counsel and Deputy Chief Compliance Officer for the retail and high net worth brokerage units at JPMorgan Chase & Co. From 2000 to 2003, Mr. Fahs served as General Counsel and Chief Compliance Officer for Wall Street Access and Wall Street Advisors, LLC. From 1999 to 2000, he served as Compliance Counsel and Compliance Sales Practice Manager for Josephthal & Co. Finally, from 1993 to 1999, Mr. Fahs held various positions with the NYSE, NASD and the Oregon Division of Finance and Corporate Securities. Mr. Fahs is a member of the SIFMA Legal and Compliance Division and serves on the SIFMA Legal Committee. Mr. Fahs is a graduate of Messiah College with a B.S. in Economics and holds a Juris Doctorate degree from St. John's University School of Law. He is a member of the bar in the States of New York, Oregon and Washington, and also holds NASD/NYSE Series 4, 7, 9, 10, 14, 24, and 63 licenses.

Significant Employee

         Kevin O'Friel, 42, Chief Supervisory Officer, FMSC. Mr. O'Friel has over twenty years experience in the financial services industry, including sales supervision, administration and operations. Mr. O'Friel joins Montauk from Neuberger Berman where he was Business Control Manager for the Investment Adviser affiliate of Lehman Brothers. Previously, Mr. O'Friel held various compliance and operations management positions with Oppenheimer, Stanford Group and Prudential Securities Inc. He holds NASD Series 3, 4, 7, 8, 14,
24, 53, 63 and 65 licenses.

         Mark D. Lowe, 47, has been President of Montauk Insurance Services, Inc. since October 1998. From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning. Mr. Lowe became a Certified Financial
Planner (CFP) in July 1991, a Chartered Financial Planner (ChFC) in 2001 and a Chartered Life Underwriter (CLU) in 2003. Mr. Lowe graduated Ocean County College in Toms River, NJ. Mr. Lowe is the past President of the Estate and Financial Planning Council of Central New Jersey.

Certain Reports

         No person who, during the year ended December 31, 2006, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Securities Exchange Act of 1934) failed to file on a timely basis, reports required by Section 16 of the Securities Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Securities Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Meetings of Directors

         During 2006, the full Board of Directors met on eleven occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

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

         For the year ended December 31, 2006, the members of the committees, and a description of the duties of the Committees were as follows:

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

         During the year ended December 31, 2006, the Audit Committee met on four occasions. The Audit Committee adopted a written charter governing its actions effective June 23, 2000. During the year, the members of the Audit Committee were Ward R. Jones, Barry D. Shapiro and David I. Portman. Both of the members of our Audit Committee were "independent" within the definition of that term as provided in the Marketplace Rules of the Nasdaq Stock market. The Board has determined that Mr. Barry D. Shapiro qualified as the Audit Committee financial expert as defined under applicable Securities and Exchange Commission rules. Mr. Shapiro serves as chairman of this committee. Mr. Portman was appointed to serve on this committee at the time of his election to our Board in February 2006.

         Compensation Committee. The Compensation Committee functions include administration of our 2002 Incentive Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment and separation agreements with our executive officers. The Compensation Committee's members during 2006 were Ward R. Jones, Barry D. Shapiro and David Portman. Mr. Jones serves as chairman of this committee. During the year ended December 31, 2006, the committee met on two occasions.

         Special Committee. The Special Committee of the Board was formed on February 24, 2006 for the purpose of reviewing and evaluating any transactions that may be presented to the Board for the benefit of the shareholders. The Special Committee, which consists of our three independent members of the Board, met on three occasions during 2006. Mr. David Portman serves as chairman of this committee.

Compensation Committee Interlocks and Insider Participation

         There are no Compensation Committee interlocks between the members of our Compensation Committee and any other entity. None of the members of the Board's Compensation Committee are executive officers of our company.

Compensation of Directors

         We pay our Directors who are not also our employees a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. In 2004 the Board authorized additional payments to our Directors who are not our employees, to include an annual payment of $5,000 payable in quarterly installments. Members of the Audit Committee are also entitled to an additional $750 per annum payment. Directors that are also our employees are not entitled to any additional compensation as such. In 2007 the board authorized an increase in the annual payment to $15,000 payable in advance in quarterly installments. Members of the Audit Committee are also entitled to any additional $5,000 payment per annum payable in advance in quarterly installments.

         In addition, members of the Special Committee received an initial cash fee of $5,000 and an additional $10,000 to evaluate the merger agreement with the Okun Purchasers described elsewhere in this Report.

Code of Ethics

         On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and President and Acting Chief Financial Officer. A copy of our Code of Ethics and Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended December 31, 2006.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

         This Compensation Discussion and Analysis ("CD&A") describes our compensation philosophy and policies for 2006 as applicable to our named executive officers (NEOs). This CD&A explains the structure and rationale associated with each material element of the NEOs' total compensation, and provides context for the more detailed disclosure tables and specific compensation amounts provided following the CD&A.

Compensation Philosophy and Objectives

         Our executive compensation program is designed to attract, motivate, reward and retain talented individuals who are essential to our continued success. In determining the form and amount of compensation payable to our executive officers, our Compensation Committee is guided by the following objectives and principles:

        o Encourage creation of shareholder value and achievement of strategic corporate objectives;

        o Integrate compensation with our annual and long-term corporate objectives and strategy, and focus executive behavior on the fulfillment of those objectives;

        o Provide a competitive total compensation package that enables us to attract and retain, on a long-term basis, high caliber personnel; and

        o Hold our executives accountable to achieve corporate objectives and offer rewards for successful business results, thereby increasing shareholder value.


Oversight of Our Executive Compensation Program

         The Compensation Committee of the Board of Directors (the "Committee") assists the Board in discharging its responsibilities relating to compensation of the NEOs and oversees and administers our executive compensation program. It evaluates and recommends to the Board appropriate policies and decisions relative to executive officer salaries, benefits, bonuses, incentive compensation, severance, and equity-based or other compensation plans.

         Elements of Compensation. Each element of compensation is designed to reward different performance goals, yet have the components work together to satisfy the ultimate goal of enhancing shareholder value. The elements of principal officer compensation are:

         1. Base salary. Compensation levels for each our NEOs, including the Chief Executive Officer, are generally set within the range of salaries that the Compensation Committee believes are paid to officers with comparable qualifications, experience and responsibilities at comparably-sized companies. In setting compensation levels, the Compensation Committee takes into account such factors as (i) our past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The Compensation Committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to our long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation for each NEO.

         2. Cash bonuses. Cash bonuses reward the NEOs for overall job performance and are approved by the Compensation Committee. These bonuses are discretionary and are not awarded based on a formula or a specific time frame other than the contractual bonuses that are paid pursuant to the terms of the employment agreements for our NEOs, Victor
         K. Kurylak, Philip D'Ambrisi and Celeste M. Leonard. (See further discussion below.)

         3. Corporate finance bonus pool. Pursuant to his employment agreement, our Chief Executive Officer is eligible to purchase from the Company, at his sole discretion, a portion of the securities contributed to the "Corporate Finance Bonus Pool" upon the same price, terms and conditions afforded to Montauk Financial Group. The Corporate Finance Bonus Pool consists of up to 20% of all underwriter's warrants, placement agent warrants and/or other securities granted to FMSC, in connection with its service as an underwriter, placement agent or investment banker; provided however, such amount shall not exceed 50% of the total securities retained by Montauk Financial Group after any allocations to the registered representatives and the corporate finance staff in accordance with the corporate policies in effect from time to time. The amount he shall be entitled to purchase shall be determined by the Compensation Committee on a transaction-by-transaction basis.

         4. Long-term incentive equity awards. The purpose of long term equity awards in the form of grants of stock options and restricted stock under our 1996 Senior Management Incentive Plan (described below) is to retain the services of the NEOs and our key employees, and encourage them to improve our operating results and to become shareholders of the Company, all of which is intended to result in increased shareholder value.

                In addition, the Compensation Committee believes that equity ownership by key executives helps to balance the short term focus of annual incentive compensation with a longer term view and may help to retain key executive officers. In making stock option and restricted stock grants, the Compensation Committee considers general corporate performance, individual contributions to our financial, operational and strategic objectives, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price.

                After consideration of restricted stock and stock options awarded prior to 2006 to the NEOs, the base salary increases approved in December 2005 and the proposed merger discussed elsewhere in this Report, no stock options or restricted stock grants were recommended or approved for award to the NEOs in or for 2006.

                Finally, our 1996 Senior Management Incentive Plan terminated in June 2006, therefore no further grants were eligible to be made under this Plan.

         5. 401(k). We have a 401(k) Profit Sharing Plan, which permits our eligible employees, including the NEOs, to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan. In 2006, we did not make a contribution based on our discretionary contribution matching policy.

         6. Perquisites and other benefits. We offer various broad-based employee benefit plans. NEOs participate in these plans on the same terms as eligible, non-executive employees. These plans consist of health, pharmacy and dental insurance programs and are intended to provide benefits that support the well being and overall health of executives and employees. In addition we provide group term insurance with a maximum coverage of $50,000, as well as long-term disability.

                We also provide NEOs with reimbursement of automobile and business-related expenses and cellular telephone usage.

         7. Sign-on bonuses. In addition to the standard elements of compensation, the Compensation Committee and executive management have the discretionary ability to pay sign-on bonuses in the form of cash and/or stock to executive officers as well as other employees. We utilize these bonuses in order to attract personnel believed to be valuable to the company. The hiring of employees, particularly the hiring of executives, is highly competitive. In order to attract and retain talented senior executives, we believe that this tool is important to the building and retention of a strong qualified workforce.

Employment Contracts, Termination of Employment and Change in Control Agreements

Herbert Kurinsky

         On February 1, 2006, we entered into a separation agreement with Herbert Kurinsky, our Chairman of the Board of Directors, which provided for the termination of his employment as of that date. Pursuant to the terms of the agreement, we paid Mr. Kurinsky a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Furthermore, the separation agreement provided for a continuation of medical insurance coverage for 48 months for Mr. Kurinsky and his wife, an automobile allowance of $600 for 36 months, which resulted in a charge to earnings of $64,691, and the immediate vesting of all stock grants in accordance with his employment agreement, which resulted in an additional charge to earnings of $36,458. Both the separation agreement and promissory note contained a change of control provision requiring the acceleration of certain payments in the event of a change in control of the Company. As a result of the Okun Purchasers' acquisition of 24.6% of our stock in late June 2006, the change of control provisions of Mr. Kurinsky's promissory note and separation agreement were triggered, and consequently, in July 2006 we paid Mr. Kurinsky $505,000.

Victor K. Kurylak

         Effective February 1, 2005, the Board approved the appointment of Victor K. Kurylak as our Chief Executive Officer and entered into a new employment agreement. Mr. Kurylak was granted 1,000,000 shares of our common stock as a bonus for our performance for the year ended December 31, 2004, and in consideration of his assuming the position of Chief Executive Officer, which shares vest in increments of one third commencing on February 1, 2005, December 31, 2005 and December 31, 2006. In the event of a change of control of the Company, all unvested shares would vest. Mr. Kurylak agreed to the cancellation of 250,000 of his outstanding stock options with an exercise price of $0.75 per share. His prior agreement entered into effective January 1, 2004 was terminated.

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

Phillip D'Ambrisi

         In August 2006, the Company hired a new Chief Operating Officer with employment terms, which provide him with an annual base salary of $250,000 and bonuses of $200,000 for 2006 and $100,000 each year through December 31, 2008, provided he is still employed by the Company at the end of each year. While the terms of his employment have not yet been reflected in a formal employment agreement, the Company's intent is to reduce the terms reflected in the letter agreement dated August 1, 2006 to a written employment agreement in similar form and substance to that which was executed by the Company's Chief Compliance Officer.

 Celeste Leonard

         In August 2006, FMSC entered into an employment agreement with a new Chief Compliance Officer, which provides her with an annual base salary of $200,000 and bonuses of $200,000 for 2006 and $100,000 each year through December 31, 2008, provided she is still employed by the Company at the end of each year.

Jeffrey J. Fahs, Esq.

         In January 2007, FMSC entered into an employment agreement with a new Executive Vice President, Secretary and General Counsel which provides him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 per year through December 31, 2008, provided he is still employed by the Company at the end of each year.

Mindy A. Horowitz

         In 2005, we entered into a new employment agreement with Mindy Horowitz who serves as our Acting Chief Financial Officer. The Board also approved a restricted stock award to her of 100,000 shares of common stock as a performance bonus award and as an incentive to continue her employment with us. The agreement had an initial term of one year ending February 1, 2006 and is renewable for successive one year terms unless we provide 120 days' prior written notice of our intention not to renew the agreement. This agreement is currently in effect.

         Under her agreement, Ms. Horowitz will received a base salary of $140,000 per year, which was increased to $152,000 per year in 2006, and is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of her employment without cause, Ms. Horowitz would be entitled to receive a severance payment equal to the sum of (i) one year's salary, (ii) her portion of the bonus pool payments she would otherwise be entitled to and (iii) payment of the costs of health and other benefits for 12 months.

Robert I. Rabinowitz

         On November 14, 2006 the Company entered into a separation agreement with Mr. Robert I. Rabinowitz, the Company's Executive Vice President, Secretary and General Counsel. Under the terms of the agreement, the General Counsel's employment contract was not renewed and terminated effective January 31, 2007. Pursuant to the terms of the separation agreement, the General Counsel will be provided with severance pay of $200,000, and benefits for a period of one year in accordance with the terms of his employment agreement, which was accrued for in 2006. He and the Company entered into an eleven month consulting agreement, effective February 1, 2007, for which he will also be paid additional consideration for his continued cooperation in providing assistance to the Company in the transition of his responsibilities to new personnel.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2006, 2005 and 2004 to each of our named executive officers.




                                                                         Non-Equity     Nonqualified
                                      Fiscal          Stock     Option   Incentive Plan Deferred       All Other
Name and Principal Position           Year   Salary   Awards    Awards   Compensation   Compensation  Compensation
                                                      ($)       ($)      ($)            Earnings ($)  ($)              Total ($)
Herbert Kurinsky                      2006   $ 16,667 $0        $ 0          $0         $0    $0        $914,908(1)    $ 931,575
Former Chairman of the Board of       2005    200,000  100,000    0           0          0     0            0            300,000
Directors - FMFC                      2004    200,000   42,570  131,250(2)    0          0     0            0            373,820

Victor K. Kurylak, President,         2006    300,000  200,000    0           0          0     0            0            500,000
Chief Executive Officer, FMFC         2005    275,000  200,000  570,000(3)    0          0     0            0          1,045,000
and Montauk Financial Group           2004    250,000   63,181   87,500(4)  53,750(7)    0     0            0            454,431

Phillip D'Ambrisi, Chief Operating    2006    250,000  200,000    0           0          0     0            0            450,000
Officer, FMFC and
Montauk Financial Group

Celeste M. Leonard, Chief             2006    200,000  200,000    0           0          0     0            0            400,000
Compliance Officer, Montauk
Financial Group

Robert I. Rabinowitz                  2006    200,000      0       0          0          0     0         200,000(10)     400,000
General Counsel - FMFC and            2005    190,000   20,000   57,000(5)  66,450(8)    0     0            0            333,450
Montauk Financial                     2004    180,000   25,000     0        25,700(8)    0     0            0            230,700
Group
Mindy A. Horowitz                     2006    152,000   35,000     0          0          0     0            0            187,000
Acting Chief Financial Officer,       2005    140,000   20,000   57,000(6)  33,257(9)    0     0            0
FMFC, and Chief Financial             2004    125,000   20,000     0          0          0     0            0            145,000
Officer, Fin. Op. Montauk
Financial Group


1) Mr. Kurinsky's separation agreement provided for a cash payment of $300,000, a note in the principal amount of $550,217 plus interest at the rate of 4.5% per annum, auto allowance of $20,095 and health insurance benefits valued at $44,596 over the term of the agreement. See "Employment Contracts, Termination of Employment and Change in Control Agreements" above.
2) In January 2004, Mr. Herbert Kurinsky was issued 375,000 shares of restricted common stock in conjunction with his employment agreement, which said shares had a market value of $131,250 on the date of issuance.
3) In February 2005, the Company issued Mr. Kurylak 1,000,000 restricted shares of common stock, pursuant to the terms of his employment agreement as discussed above in greater detail, which shares had a market value of $570,000 on the date of issuance.
4) In January 2004, Mr. Kurylak was issued 250,000 shares of restricted common stock which shares had a market value of $87,500 on the date of issuance.
5) In February 2005, Mr. Rabinowitz was issued an aggregate of 100,000 restricted shares of common stock. Such shares had a market value of $57,000 on the date of issuance. These shares were granted to Mr. Rabinowitz pursuant to the terms of his employment agreement.
6) In February 2005, Ms. Horowitz was issued an aggregate of 100,000 restricted shares of common stock. Such shares had a market value of $57,000 on the date of issuance. These shares were granted to Ms. Horowitz pursuant to the terms of her employment agreement as discussed above in greater detail.
7) In January 2004, the Compensation Committee authorized an option grant to Mr. Victor K. Kurylak to purchase 250,000 shares of common stock at an exercise price of $.50 per share for 5 years. These options were initially valued at $53,750 based on the Black Scholes method of valuation.
8) In July 2005, the Compensation Committee authorized an option grant to Mr. Rabinowitz to purchase 150,000 shares of common stock at an exercise price of $1.25 per share for five years. In 2004, the Compensation Committee authorized an option grant to Mr. Rabinowitz to purchase 100,000 shares of common stock at an exercise price of $.50 for five years. These options were initially valued at $66,450 and $25,700, respectively in 2005 and 2004 based on the Black Scholes method of valuation.
9) In July 2005, the Compensation Committee authorized an option grant to Ms. Horowitz to purchase 75,000 shares of common stock at an exercise price of $1.25 per share for five years. These options were initially valued at $33,257 based on the Black Scholes method of valuation.
10) Pursuant to a separation agreement with Mr. Rabinowitz dated November 14, 2006, he is entitled to receive a severance payment of $200,000, to be paid at the rate of $16,667 per month beginning February 1, 2007.

2006 GRANTS OF PLAN-BASED AWARDS

         There were no grants made to any NEOs of options or restricted stock during the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT 2006 YEAR-END

                                         Options Awards                                                    Stock Awards
------------------- -------------- -------------  ------------  ---------- ------------ -------------- -------------- -------
                                                                                                                           Equity
                                                                                                                           Incentive
                                                                                                                Equity     Plan
                                                                                                                Incentive  Awards:
                                                                                                                Plan       Market or
                                                                                                                Awards     Payout
                                                  Equity                                                        Number of  Value of
                                                  Incentive                                                     Unearned   Unearned
                                                  Plan Awards                                       Market      Shares,    Shares,
                      Number of    Number of      Number of                            Number of    Value of    Units,     Units or
                      Securities   Securities     Securities                           Shares or    Shares or   or Other    Other
                      Underlying   Underlying     Underlying                           Units of     Units of    Rights      Rights
                      Unexercised  Unexercised    Unexercised   Options    Option      Stock That   Stock That  That       That
                      Options (#)  Options (#)    Unearned      Exercise   Expiration  Have Not     Have Not    Have Not   Have Not
Name                  Exercisable  Unexercisable  Options (#)   Price ($)  Date        Vested (#)   Vested ($)  Vested (#) Vested($)
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Herbert Kurinsky    -                 -                -          -          -            -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Victor K.
Kurylak             250,000(1)        0                -          0.50       12/31/08     -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Phillip D'Ambrisi   -                 -                -          -          -            -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Celeste M.
Leonard             -                 -                -          -          -            -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Robert I.
Rabinowitz          100,000(2)        0                -          0.50       02/16/09    33,333(4)   15,333(5)      -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Robert I.
Rabinowitz          150,000(3)        0                -          1.25       07/27/10     -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Mindy A. Horowitz   100,000(2)        0                -          0.50       12/30/08    33,333(4)   15,333(5)      -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------
Mindy A. Horowitz     75,000(3)       0                -          1.25       07/27/10     -              -          -          -
------------------- -------------- -------------  ------------  ---------  -----------  ----------- ----------- ---------- ---------

1)       Represents the number of vested stock options as of December 31, 2006. These options vested 33% upon grant in February
         2005, and 33% each December 31, 2005 and 2006. Options expire 5 years from the date of grant.
2)       Represents the number of vested stock options as of December 31, 2006.  These options vested 100% upon grant on
         February 17, 2004 in the case of Mr. Rabinowitz and December 31, 2003 in the case of Ms. Horowitz.  Options expire
         5 years from the date of grant.
3)       Represents the number of vested stock options as of December 31, 2006. These options vested 100% upon grant on July 28,
         2005. Options expire 5 years from the date of grant.
4)       Represents the number of unvested restricted stock grants as of December 31, 2006. The restricted stock vested on February
         1, 2007.
5)       Represents the market value of unvested shares of restricted stock as of December 31, 2006. Amounts in this column reflect the December 31, 2006 closing price of the common stock of $.46 per share.

         2006 OPTION EXERCISES AND STOCK VESTED


------------------------ --------------------------------------------- ----------------------------------------------
                         Option Awards (1) Stock Awards
------------------------ --------------------------------------------- ----------------------------------------------
Name                     Number of Shares       Value Realized on      Number of Shares        Value Realized on
                         Acquired on Exercise                          Acquired on Vesting
                         (#)(1)                 Exercise ($)(2)        (#)(3)                  Vesting ($)(4)
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
Herbert Kurinsky         200,000                24,000                 0                       0
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
Victor K Kurylak         0                      0                      333,333                 323,333
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
Robert I. Rabinowitz     0                      0                       33,333                  35,000
------------------------ ---------------------- ---------------------- ----------------------- ----------------------
Mindy A. Horowitz        0                      0                       33,333                 35,000
------------------------ ---------------------- ---------------------- ----------------------- ----------------------

(1)        Information relates to stock option exercises during 2006.
(2) Represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.
(3) Information relates to stock acquired on vesting of restricted stock grants during 2006. (4) Represents the market value of the vested restricted stock grants on date of vesting.


2006 DIRECTOR'S COMPENSATION TABLE

         The following table shows, for the year ended December 31, 2006, the compensation paid to each of our non-executive directors:


         ------------------------------ --------------------- ---------------- ---------------------
         Name                           Fees Earned or Paid   Option Awards    Total ($)
                                        in Cash ($)           ($)(4)
         ------------------------------ --------------------- ---------------- ---------------------
         William J Kurinsky              151,740(1)            0                 151,740
         ------------------------------ --------------------- ---------------- ---------------------
         Barry Shapiro                    23,313(2)            0                  23,313
         ------------------------------ --------------------- ---------------- ---------------------
         Ward R Jones Jr.                 23,313(2)            0                  23,313
         ------------------------------ --------------------- ---------------- ---------------------
          David Portman                   19,438(3)            0                  19,438
         ------------------------------ --------------------- ---------------- ---------------------

        (1) Amount represents payments made to Mr. Kurinsky in accordance with a consulting agreement dated February 8, 2005.
        (2)  Represents payments made to each Mr. Shapiro and Mr. Jones for
             a) annual cash payment of $5,000 as a non-executive board member, of which $3,750 was paid in 2006 b) annual cash payment of $750 as a member of the Audit Committee, of which $563 was paid in 2006 c) annual cash payment of $15,000 as a member of the Special Committee, and d) cash payment of $4,000 for attendance at Board, Special Committee and Audit Committee meetings in 2006.
        (3) Represents payments made to Mr. Portman for a) annual cash payment of $2,500 as a non-executive board member, of which $1,250 was paid in 2006 b) annual cash payment of $375 as a member of the Audit Committee, of which $188 was paid in 2006 c) annual cash payment of $15,000 as a member of the Special Committee, and
             d) cash payment of $3,000 for attendance at Board, Special Committee and Audit Committee meetings in 2006.
        (4) In 2006, due to the then pending merger agreement with the Okun Purchasers, no options were issued to Non-Executive Directors. However, in 2007, following termination of the merger agreement, we issued 55,000 options to the three Non-Executive Directors with respect to the 2006 year.


Incentive Stock Option Plan

         In June 2002, we adopted the 2002 Incentive Stock Option Plan (the "2002 Incentive Plan"), which provides for the grant of options to purchase up to 5,000,000 shares of our common stock by our employees, registered representatives and consultants. Under the terms of the 2002 Incentive Plan, options granted thereunder may or may not be designated as options which qualify for incentive stock option treatment under Section 422A of the Code.

         The 2002 Incentive Plan is administered by our Board of Directors which has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be Incentive Stock Options or Non-Incentive Stock Options; the periods during which each option will be exercisable; and the number of shares subject to each option. The Board has full authority to interpret the 2002 Incentive Plan and to establish and amend rules and regulations relating thereto.

         Under the 2002 Incentive Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an Incentive Stock Option is granted to a ten percent stockholder such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-Incentive Stock Options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as Incentive Stock Options which become exercisable in any calendar year may not exceed $100,000.

         The Board may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the 2002 Incentive Plan will expire in 2012.

         Effective as of the date of this Annual Report, since the adoption of the 2002 Incentive Plan, we have issued 1,088,402 options to registered representatives and employees which have not been exercised or cancelled. There remain 38,000 options outstanding from our 1992 Incentive Stock Option Plan, resulting in a total of 1,126,402 options outstanding.

Director Plan

          In June 2002, we adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides that each Non-Executive Director will automatically be granted an option to purchase 20,000 shares each September 1st, provided such person has served as a director for the 12 months immediately prior to such September 1st. A Non-Executive Director who has not served as a director for an entire year prior to September 1st of each year shall receive a pro rata number of options. Options are granted under the Director Plan until 2012 to Non-Executive Directors who are not our full time employees.

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

         In 2006, due to the then pending merger agreement with the Okun Purchasers, no options were issued to Non-Executive Directors. However, in 2007, following termination of the merger agreement, we issued 55,000 options to the three Non-Executive Directors with respect to the 2006 year. To date, a total of 215,000 options have been granted to our Non-Executive directors under the Director Plan.

Senior Management Plan

         In 1996, we adopted the 1996 Senior Management Incentive Plan (the "1996 Management Plan"). The 1996 Management Plan provides for the issuance of up to 2,000,000 shares of common stock either upon issuance of options issued under the 1996 Management Plan or grants of restricted stock or incentive stock rights. The Board of Directors or a committee of the Board may grant awards under the 1996 Management Plan to executive management employees, if one is appointed for this purpose. The 1996 Management Plan provides for four types of awards: stock options, incentive stock rights, stock appreciation rights, and restricted stock purchase agreements. The stock options granted under the 1996 Management Plan can be either incentive stock options or non-incentive stock options, similar to the options granted under the 2002 Incentive Plan, except that the exercise price of non-incentive stock options shall not be less than 85% of the fair market value of the common stock on the date of grant. Incentive stock rights consist of incentive stock units equivalent to one share of common stock in consideration for services performed for us. If services of the holder terminate prior to the incentive period, the rights become null and void unless termination is caused by death or disability. Stock appreciation rights allow a grantee to receive an amount in cash equal to the difference between the fair market value of the stock and the exercise price, payable in cash or shares of common stock. The Board or a committee of the Board may grant limited stock appreciation rights, which become exercisable upon a "change of control" of our Company. A change of control includes the purchase by any person of 25% or more of the voting power of our outstanding securities, or a change in the majority of the Board of Directors.

         In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the 1996 Management Plan to increase the number of shares of common stock reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 1,015,000 shares of our common stock are currently outstanding under the 1996 Management Plan and to date we have issued an aggregate of 2,300,000 shares of our common stock as restricted stock awards to senior management under this Plan.

         Awards granted under the 1996 Management Plan are also entitled to certain acceleration provisions that cause awards granted under this Plan to immediately vest in the event of a change of control or sale of our company. The 1996 Management Plan expired in June 2006 and therefore no additional grants are available to be made under this Plan.

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management

         The following table sets forth certain information as of April 16, 2007 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Securities Exchange Act of l934), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.


           Directors, Officers                                   Amount and Percentage
           and 5% Shareholders (1)                              Of Beneficial Ownership (1)
           -----------------------                              ---------------------------
                                                              Number of Shares          Percent
           Victor K. Kurylak
           Parkway 109 Office Center                             1,500,000( 2)             7.99%
           328 Newman Springs Road
           Red Bank, NJ 07701

           Phillip D'Ambrisi                                             0                    0%
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701

           Celeste Leonard                                               0                    0%
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701

           Mindy A. Horowitz                                       275,000 (3)             1.47%
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701

           Jeffrey J. Fahs                                               0                    0%
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701

           Ward R. Jones                                           120,000 (4)                 *
           300 West Jersey Road
           Lehigh Acres, FL  33936

           David I. Portman                                         65,000 (5)                 *
           142 Highway 35
           Eatontown, NJ 07724

           Barry D. Shapiro, CPA                                   100,000 (6)                 *
           331 Newman Springs Road
           Red Bank, NJ 07701

           Edward H. Okun                                       11,117,027 (7)             52.8%
           10800 Midlothian Turnpike
           Suite 300
           Richmond, Virginia 23235

           All  Directors  and  Officers  as  a
           group (8 persons in number)                           2,060,000                 9.49%
------------------------------------------

* Indicates less than 1%


 (1)     Unless  otherwise  indicated below,  each director,  officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
 (2)     Amounts and  percentages  indicated for Mr. Kurylak  include an aggregate of 1,250,000  restricted  shares of common stock and vested options to purchase 250,000 shares of common stock.
 (3)     Includes vested and presently exercisable options of Ms. Horowitz to purchase 175,000 shares of common stock. Amounts and percentages indicated for Ms. Horowitz include an aggregate of 100,000 shares of restricted common stock.
 (4)     Includes vested and presently exercisable options of Mr. Jones to purchase 100,000 shares of common stock.
 (5)     Includes vested and presently exercisable options of Mr. Portman to purchase 15,000 shares of common stock.
 (6)     Includes vested and presently exercisable options of Mr. Shapiro to purchase 100,000 shares of common stock.
 (7)     As reported under Schedule 13D/A4 filing made by Mr. Okun, dated February 23, 2007. According to the Schedule 13D/A4 filing made by Mr. Okun, Mr. Okun has voting and dispositive power over shares of common stock owned by
         FMFG Ownership, Inc. (5,105,522 shares) and FMFG Ownership II, Inc. (6,011,505 shares). Mr. Okun owns 100% of the capital stock of each of FMFG Ownership, Inc. and FMFG Ownership II, Inc. and is the sole director and president of each company. The percentage of beneficial ownership of the Company's shares of common stock indicated is based upon the sum of (i) 18,511,553 (the Company's shares of common stock outstanding as of November 14, 2006, the date the Company's quarterly report for the quarter ended September 30, 2006 was filed with the SEC), (ii) 1,978,240
         (the number of shares of common stock which may be issued upon the conversion of 197,824 shares of Series B
         Preferred Stock beneficially owned by Mr. Okun which is convertible at any time on a one for ten basis at the option of Mr. Okun), and (iii) 566,174 (the number of shares of common stock which may be issued upon the conversion of 283,087 shares of Series A Preferred Stock beneficially owned by Mr. Okun which is convertible at any time on a one for two basis at the option of the holder).

Equity Compensation Plan Information

         The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2006, including the 2002 Incentive Stock Option Plan, the Director Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended and the 1996 Management Plan, as amended. Information concerning each of the aforementioned plans is set forth above. Each of the 1992 Incentive Stock Option Plan, the 1992 Non-Executive Director Stock Option Plan and 1996 Management Plan has expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.


============================== =========================== =========================== ==============================
                                Number of Securities                                   Number of Securities Remaining
                                to be Issued               Weighted Average            Available for Future Issuance
                                Upon Exercise of           Exercise Price of           Under Equity Compensation
                                Outstanding Options        Outstanding                 Plans Excluding Securities
        Plan Category           and Rights (a)             Options (b)                 Reflected in Column (a) (c)
============================== =========================== =========================== ==============================

Equity Compensation Plans             2,137,402(1)                   $0.79                    3,848,400(2,3)
Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans                 N/A                         N/A                           N/A
Not Approved by Stockholders
------------------------------ --------------------------- --------------------------- ------------------------------

Total                                 2,137,402(1)                   $0.79                    3,848,400(2,3)
============================== =========================== =========================== ==============================

1. Includes 924,402 options issued pursuant to the our 2002 Incentive Stock Option Plan, 38,000 options issued pursuant to our 1992 Incentive Stock Option Plan, as amended, 160,000 options issued pursuant to our Director Plan, and 1,015,000 options and shares issued pursuant to our 1996 Management Plan.
2. Includes 3,548,400 options available for issuance under our 2002 Incentive Stock Option Plan. 3. Includes 300,000 options assumed available for issuance under our Directors Plan.

Item 13.          Certain Relationships and Related Transactions

         For information concerning the terms of the employment agreements entered into between us and Messrs. Herbert Kurinsky, Victor K. Kurylak, Robert I. Rabinowitz, and Philip D'Ambrisi and Ms. Mindy A. Horowitz,
Ms. Celeste M. Leonard and Mr. Jeffrey J. Fahs, the separation agreements entered into with Herbert Kurinsky and Robert I. Rabinowitz, see Item 11. "Executive Compensation" above.

Item 14.          Principal Accountant Fees and Service.

         Our Audit Committee has selected Lazar Levine & Felix LLP, Certified Public Accountants, as its independent accountants for the current fiscal year. The audit services provided by Lazar Levine & Felix LLP consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements to Lazar Levine & Felix LLP for the year ended December 31, 2006, and fees billed for other services rendered by our independent auditors during those periods.

---------------------------------------- ------------------------------------- -------------------------------------
                                          Year Ended December 31, 2006                            Year Ended
                                                                                                  December 31, 2005
---------------------------------------- ------------------------------------- -------------------------------------

Audit Fees (1)                                                       $169,900                              $169,400
---------------------------------------- ------------------------------------- -------------------------------------

Audit-Related Fees (2)                                                $15,325                               $46,325
---------------------------------------- ------------------------------------- -------------------------------------

Tax Fees (3)                                                          $29,500                               $44,728
---------------------------------------- ------------------------------------- -------------------------------------

All Other Fees (4)                                                         $0                                    $0
---------------------------------------- ------------------------------------- -------------------------------------

Total                                                                $214,725                              $260,453
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

         Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described above to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

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

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules

         1.       Financial Statements

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Lazar Levine & Felix, LLP dated March 30, 2007 beginning on page F-1 of this report.

         2.       Valuation and Qualifying Accounts

------------------------------------------------------------------------------------------------------------------------------
                 Column A                          Column B             Column C                 Column D       Column E
------------------------------------------------------------------------------------------------------------------------------

                                                                Charged
                                                  Balance at    (credited)       Charged to                     Balance at
                                                  beginning     to costs and     other                          end
Description                                       of period     expenses         accounts        Deductions     of period
-------------------------------------------    -------------------------------------------------------------------------------
-------------------------------------------    -------------------------------------------------------------------------------

Deferred tax assets:

              Year ended December 31, 2006      $ 3,578,522                   $     3,387                     $ 3,581,909
              Year ended December 31, 2005      $ 5,120,839                   $(1,542,317)                    $ 3,578,522
              Year ended December 31, 2004      $ 5,381,000                   $  (260,161)                    $ 5,120,839

Broker loan reserves:

              Year ended December 31, 2006      $ 1,085,135                   $  (277,600)                    $   807,535
              Year ended December 31, 2005      $ 1,402,631                   $  (317,496)                    $ 1,085,135
              Year ended December 31, 2004      $ 1,805,322                   $  (402,691)                    $ 1,402,631


         3.       Exhibits

         Incorporated by reference to the Exhibit Index at the end of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MONTAUK FINANCIAL CORP.


                                        By  /s/ Victor K. Kurylak
                                           --------------------------
Dated:  April 16, 2007                     Victor K. Kurylak
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Victor K. Kurylak                                             April 16, 2007
-------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Phillip D'Ambrisi                                             April 16, 2007
-------------------------------------------
Phillip D'Ambrisi, Chief Operating Officer
and Director


/s/ Celeste M. Leonard                                            April 16, 2007
-------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director


/s/ Mindy A. Horowitz                                             April 16, 2007
-------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer


/s/ Ward R. Jones, Jr.                                            April 16, 2007
-------------------------------------------
Ward R. Jones, Jr., Director


/s/ Barry D. Shapiro                                              April 16, 2007
-------------------------------------------
Barry D. Shapiro, Director


/s/ David I. Portman                                              April 16, 2007
-------------------------------------------
David I. Portman, Director

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

4.2              Form of Debenture  Sold in Private  Placement.  (Previously  filed with the  Commission  as
                 Exhibit 4.1 to Report on Form 8-K dated March 27, 2003).

4.3              Form of Placement  Agent Warrant  (Previously  filed with the  Commission as Exhibit 4.2 to
                 Report on Form 8-K dated March 27, 2003).

4.4              Form of Debenture  Sold in Private  Placement.  (Previously  filed with the  Commission  as
                 Exhibit 4.1 to Report on Form 8-K dated January 5, 2004).

4.5              Form of Placement  Agent Warrant  (Previously  filed with the  Commission as Exhibit 4.2 to
                 Report on Form 8-K dated January 5, 2004).

4.6              Promissory Note issued to Herbert Kurinsky dated February 1,
                 2006 (Previously filed as Exhibit 4.1 to Current Report on Form
                 8-K dated February 1, 2006).

10.1             Office Lease  Agreement  between First Montauk  Securities  Corp. and River Office Equities
                 dated  March 5, 1997  (Previously  filed  with the  Commission  as an exhibit to our Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1997).

10.2             First Amendment to Office Lease Agreement dated March 5, 1997 between First Montauk Securities Corp.
                 and River Office Equities dated March 3, 1998 (Previously filed with the Commission as Exhibit 28.8 to Form 10-K for the fiscal year ended December 31, 1998).

10.3++           Employment  Agreement  between First Montauk  Securities  Corp. and Mark Lowe dated October
                 15, 1998  (Previously  filed with the Commission as an exhibit to our Annual Report on Form
                 10-K for the fiscal year ended December 31, 1998).

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

10.29++          Employment  Agreement  between First Montauk  Securities  Corp.  and Celeste  Leonard dated
                 August  7, 2006  (Previously  filed as  Exhibit  10.1 to  Current  Report on Form 8-K dated
                 February 26, 2007).

10.30++          Agreement and Release between First Montauk  Financial Corp. and Robert I. Rabinowitz dated
                 November  14, 2006  (Previously  filed on November  14, 2006 as Exhibit  10.1 to  Quarterly
                 Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.31++*          Consulting  Agreement  between First Montauk Financial Corp. and Robert I. Rabinowitz dated as of January 19, 2007.

10.32++*          Employment  Agreement  between First Montauk  Securities Corp. and Jeffrey J. Fahs dated as of January 24, 2007.

14               Code of Ethics  (Filed as Exhibit  14 to our Annual  Report on Form 10-K for the year ended
                 December 31, 2003).

21*              Subsidiary Companies

23.1*            Consent of Lazar, Levine & Felix.

31.1*            Certification of Chief Executive Officer and President

31.2*            Certification of Acting Chief Financial Officer

32.1 *           Certification  of  Victor K.  Kurylak  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *           Certification of Mindy A. Horowitz pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------------------------------------
++ Denotes management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
First Montauk Financial Corp.
Red Bank, New Jersey

We have audited the accompanying consolidated statements of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries at December 31, 2006, and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.




Morristown, New Jersey                   /s/ Lazar, Levine and Felix LLP
March 30, 2007



                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                               December             December
                                                                                                 2006                 2005

ASSETS
Cash and cash equivalents                                                                     $1,145,751           $1,990,815
Due from clearing firm                                                                         4,988,747            4,756,646
Securities owned, at market value                                                                198,447              303,612
Prepaid expenses                                                                                 285,480              287,394
Employee and broker receivables - net of reserve for bad debt
 of $807,536 and $1,085,135 respectively                                                         343,491              309,199
Property and equipment - net                                                                     239,033              449,460
Other assets                                                                                     597,968              622,804
                                                                                               ----------          ----------
    Total assets                                                                              $7,798,917           $8,719,930
                                                                                               ==========          ==========

LIABILITIES
Accounts payable                                                                                 313,427              486,676
Accrued expenses                                                                                 995,426            1,373,354
Income taxes payable                                                                               4,167               32,167
Commissions payable                                                                            2,378,935            2,027,379
Securities sold, not yet purchased, at market value                                                  495                3,564
6% convertible debentures                                                                         25,000            1,250,000
Capital leases payable                                                                               820                8,555
Note payable                                                                                           -              200,000
Other liabilities                                                                                 67,156              110,384
                                                                                               ---------            ---------
    Total liabilities                                                                          3,985,426            5,492,079
                                                                                               ---------            ---------
Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                --                   --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845                       30,537               30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                                        19,782               19,782
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized,
   18,526,553 and 15,937,407 shares issued and outstanding, respectively                      11,646,620           10,444,110
Additional paid-in capital                                                                     1,930,810            1,930,810
Accumulated deficit                                                                           (9,814,258)          (9,197,388)
                                                                                              ----------           -----------
    Total stockholders' equity                                                                 3,813,491            3,227,851
                                                                                              ----------           -----------
    Total liabilities and stockholders' equity                                                $7,798,917           $8,719,930
                                                                                              ==========           ===========


                                       See notes to consolidated financial statements.

                                                            F-2


                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Twelve months ended Dec 31
                                                                             2006                2005               2004
Revenues:

Commissions                                                               $39,920,168        $37,493,733        $42,732,238
Principal transactions                                                      4,079,243          5,578,820          9,058,259
Investment banking                                                          3,420,685          6,640,402          2,716,042
Interest and other income                                                   3,540,324          8,370,711          4,680,702
                                                                           ----------         ----------         ----------
     Total revenue                                                         50,960,420         58,083,666         59,187,241
                                                                           ----------         ----------         ----------
Expenses:

Commissions, employee compensation and benefits                            43,137,778         44,398,131         46,851,474
Executive separation                                                        1,151,266          1,432,937              --
Clearing and floor brokerage                                                1,527,675          1,926,005          2,466,027
Communications and occupancy                                                1,797,281          2,483,056          2,664,256
Legal matters and related costs                                             1,095,064          1,773,604          2,714,769
Other operating expenses                                                    2,982,665          3,467,972          3,489,425
Interest                                                                       78,248            100,123            284,093
                                                                           ----------         ----------         ----------
     Total expenses                                                        51,769,977         55,581,828         58,470,044
                                                                           ----------         ----------         ----------
Net income (loss) before income taxes                                        (809,557)         2,501,838            717,197
Provision (benefit) for income taxes                                           26,992             77,544            (13,305)
                                                                           ----------         ----------         -----------
   Net income (loss)                                                      $  (836,549)        $2,424,294          $ 730,502
   Preferred stock dividends                                                 (168,506)          (285,340)           (90,689)
                                                                           ----------         ----------         -----------
   Net income (loss) applicable to common stockholders                    $(1,005,055)        $2,138,954          $ 639,813
                                                                           ==========         ==========         ===========

Earnings(loss) per share:
  Basic                                                                       $ (0.06)            $ 0.15             $ 0.07
  Diluted                                                                     $ (0.06             $ 0.12             $ 0.04

Weighted average number of shares of stock outstanding:
  Basic                                                                    17,004,254         14,032,057          9,270,350
  Diluted                                                                  17,004,254         20,109,178         15,629,920





                                              See notes to consolidated financial statements.

                                                                     F-3


                                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 31, 2006



                                            Series A Convertible     Series B Convertible
                                            Preferred Stock          Preferred Stock        Common Stock             Additional
                                            Shares    Amount         Shares    Amount       Shares      Amount       Paid-in Capital

Balances at January 1, 2004                 311,089    31,109           -      $  -          9,065,486    6,724,853        950,592

Increase in deferred compensation              -         -              -         -               -          82,471           -
Amortization of deferred compensation
Repurchase of common stock
Cancellation of treasury shares                -         -              -         -            (60,217)     (21,162)          -
Issuance of restricted stock in connection
   with employment agreements                  -         -              -         -          1,000,000      350,000           -
Conversion of preferred stock into
   common stock                             (5,720)      (572)          -         -             11,440          572           -
Exercise of incentive stock option             -         -              -         -              1,800          558           -
Conversion of bonds into common stock          -         -              -         -            240,000      120,000           -
Net income
                                            -------   --------     ---------- ---------     ----------   ----------       --------
Balances at December 31, 2004               305,369  $ 30,537           -         -         10,258,509   $7,257,292      $ 950,592

Increase in deferred compensation              -         -              -         -               -         154,464           -
Amortization of deferred compensation
Common stock issued in connection
   with legal settlements                      -         -              -         -             25,000       25,000           -
Issuance of restricted stock in connection
  with employment agreements                   -         -              -         -          1,300,000      741,000
Repurchase of common stock
Cancellation of treasury shares
Issuance of preferred stock in connection
   with separation agreement                   -         -           197,824     19,782           -            -           980,218
Conversion of preferred stock into
   common stock
Exercise of incentive stock options            -         -              -          -           560,998      343,071           -
Cashless exercise of warrants                  -         -              -          -           262,900      158,283           -
Conversion of bonds into common stock          -         -              -          -         3,530,000    1,765,000           -
Payment of preferred stock dividends
Net income
                                            -------   --------     ---------- ---------     ----------   -----------    ----------
Balances at December 31, 2005               305,369    30,537        197,824     19,782     15,937,407   10,444,110      1,930,810

Increase in deferred compensation              -         -              -          -              -         (76,266)          -
Amortization of deferred compensation
Reclass to common stock                        -         -              -          -              -         (39,546)          -
Exercise of incentive stock options            -         -              -          -            68,800       33,504           -
Cashless exercise of incentive stock options   -         -              -          -            27,586         -              -
Cashless exercise of warrants                  -         -              -          -            42,760       22,211           -
Expired warrant obligation                     -         -              -          -              -          37,607           -
Conversion of bonds into common stock          -         -              -          -         2,450,000    1,225,000           -
Payment of preferred stock dividends
Net loss
                                            -------   --------     ---------- ---------     ----------   -----------    ----------
Balances at December 31, 2006               305,369   $30,537        197,824    $19,782     18,526,553  $11,646,620    $ 1,930,810
                                            =======   ========     ========== =========     ==========   ===========    ==========



                                                          See notes to consolidated financial statements.

                                                                              F-4


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 31, 2006

                                                              Retained
                                                              Earnings                                               Stockholders'
                                                            (Accumulated           Deferred       Treasury Stock        Equity
                                                              Deficit)           Compensation   Shares     Amount     (Deficit)

Balances at January 1, 2004                                $(11,678,659)          $ (115,334)     -      $   -      $ (4,087,439)

Increase in deferred compensation                                  -                (432,471)     -          -          (350,000)
Amortization of deferred compensation                              -                 158,924      -          -           158,924
Repurchase of common stock                                         -                    -      (60,217)   (21,162)       (21,162)
Cancellation of treasury shares                                    -                    -       60,217     21,162           -
Issuance of restricted stock in connection
   with employment agreements                                      -                    -         -          -           350,000
Conversion of preferred stock into
   common stock
Exercise of incentive stock options                                -                    -         -          -               558
Conversion of bonds into common stock                              -                    -         -          -           120,000
Net income                                                      730,502                 -         -          -           730,502
Balances at January 1, 2005                                $(10,948,157)          $ (388,881)     -          -      $ (3,098,617)

Increase in deferred compensation                                  -                (154,464)     -          -              -
Amortization of deferred compensation                              -                 896,160      -          -           896,160
Common stock issued in connection
   with legal settlements                                          -                    -         -          -           25,000
Issuance of restricted stock in connection                                                                                  -
   with employment agreements                                      -                (741,000)     -          -              -
Issuance of preferred stock in connection
   with separation agreement                                       -                    -         -          -         1,000,000
Conversion of preferred stock into
   common stock
Exercise of incentive stock options                                -                    -         -          -           343,071
Exercise of warrants                                               -                    -         -          -           158,283
Conversion of bonds into common stock                              -                    -         -          -         1,765,000
Payment of preferred stock dividends                           (285,340)                -         -          -         (285,340)
Net income                                                    2,424,294                 -         -          -         2,424,294
                                                             -----------            ---------   --------   ---------   ----------
Balances at December 31, 2005                                (8,809,203)            (388,185)     -          -         3,227,851

Increase in deferred compensation                                  -                  76,266      -          -              -
Amortization of deferred compensation                              -                 272,373      -          -           272,373
Reclass to common stock                                            -                  39,546      -          -              -
Exercise of incentive stock options                                -                    -         -          -            33,504
Cashless exercise of incentive stock options                       -                    -         -          -              -
Cashless exercise of warrants                                      -                    -         -          -            22,211
Expired warrant obligation                                         -                    -         -          -            37,607
Conversion of bonds into common stock                              -                    -         -          -         1,225,000
Payment of preferred stock dividends                           (168,506)                -         -          -          (168,506)
Net loss                                                       (836,549)                -         -          -          (836,549)
                                                             -----------
Balances at December 31, 2006                              $ (9,814,258)              $ -         -          -       $ 3,813,491
                                                             ===========               =========  ========  =======   ==========


                                                  See notes to consolidated financial statements

                                                                         F-5

                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Twelve months ended Dec 31
                                                                             2006            2005              2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                          $ (836,549)     $ 2,424,294         $ 730,502

Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
 Depreciation and amortization of property and equipment                       244,500          384,169           538,549
 Amortization of stock compensation and deferred costs                         341,228        1,064,619           223,708
 Amortization of deferred income                                                --           (5,105,116)         (875,008)
 Common stock issued in legal settlement                                        --               25,000           --
 Preferred shares issued in connection with separation agreement                --            1,000,000           --
 Loss on disposition of peroperty and equipment                                 --              --                  4,692
 Note payable issued in connection with separation agreement                  (200,000)         200,000           --
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                       (232,100)       1,059,173          (596,552)
 Securities owned                                                              105,165           67,108          (201,186)
 Prepaid expenses                                                                1,914           53,427           113,520
 Employee and broker receivables                                               (33,202)         239,041           100,402
 Income taxes receivable                                                             -           40,525           (37,900)
 Other assets                                                                  (44,020)         101,395           360,461
 Securities sold, not yet purchased                                             (3,069)        (170,762)          104,996
 Commissions payable                                                           351,556         (472,414)       (1,179,903)
 Accounts payable                                                             (173,249)        (128,108)         (257,789)
 Accrued expenses                                                             (177,928)         295,169          (725,788)
 Income taxes payable                                                          (28,000)         (12,379)          (63,365)
 Other liabilities                                                              15,500          (70,113)         (259,836)
                                                                             ----------       ----------       -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (668,254)         995,028        (2,020,497)
                                                                             ----------       ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                           (34,073)         (42,720)         (212,000)
                                                                             ----------       ----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (34,073)         (42,720)         (212,000)
                                                                             ----------       ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                       (7,735)         (53,905)         (153,961)
 Repurchase of common shares                                                      --              --              (21,162)
 Proceeds from exercise of incentive stock option                               33,504          343,071               558
 Payment of preferred stock dividends                                         (168,506)        (285,340)            --
                                                                             ----------       ----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (142,737)           3,826          (174,565)
                                                                             ----------       ----------       -----------
Net (decrease) increase in cash and cash equivalents                          (845,064)         956,134        (2,407,062)
Cash and cash equivalents at beginning of period                             1,990,815        1,034,681         3,441,743
                                                                             ----------       ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 1,145,751      $ 1,990,815       $ 1,034,681
                                                                             ==========       ==========       ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                  $   106,739        $ 133,967         $ 212,080
                                                                             ==========       ==========       ===========
Income taxes                                                                   128,020        $  92,473         $  67,960
                                                                             ==========       ==========       ===========
Noncash financing activity:
 Equipment acquired through capital lease financing                               --              --             $ 69,585
 Proceeds from exercise of warrants                                           $ 22,211        $ 158,283             --
 6% convertible debentures converted into common stock                     $ 1,225,000      $ 1,765,000         $ 120,000


                                    See notes to consolidated financial statements.



                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -          NATURE OF BUSINESS

                  First Montauk Financial Corp. (the Company) is a holding company whose principal subsidiary, First Montauk Securities Corp. (FMSC), operates as a securities broker-dealer and investment adviser registered with the Securities and Exchange Commission (SEC). Through FMSC, the Company executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis. FMSC's registered representatives offer and sell a variety of investment related, insurance based products through Montauk Insurance Services, Inc. (MISI), the other subsidiary. The Company operates in one business segment. Customers are located primarily throughout the United States.

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

                  Securities owned and securities sold, not yet purchased are stated at quoted market value. All resulting unrealized gains and losses are included in earnings (loss). Securities not readily marketable are carried at estimated fair value as determined by management.

                  Advertising

                  Advertising costs are expensed as incurred and totaled $52,259, $68,924, and $114,829 in 2006, 2005, and 2004,
                  respectively.

                  Property and Equipment

                  Furniture, equipment and leasehold improvements are stated at cost. Depreciation on furniture and equipment is computed over the estimated useful lives of the assets, ranging from three to ten years. Capitalized leased equipment is amortized over the lease term. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed on the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes.

                  Cash Equivalents

                  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2006 and 2005.

                  Earnings (Loss) per Share

                  Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In determining basic earnings (loss) per share for the periods presented, dividends paid on Series A Convertible Preferred Stock and Series B Convertible Redeemable Preferred Stock are added (deducted) to the net income (loss). For 2006, the basic and diluted calculation is the same due to losses incurred and accordingly the result of including potentially dilutive securities is anti-dilutive.

                  In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

                                                                     Twelve months ended December 31,
                                                          2006                      2005                      2004
                                                          ----                      ----                      ----
     Numerator - basic:

     Net income (loss)                                $(836,549)                $2,424,294                  $730,502
     Deduct:  dividends  earned/paid  during
     the year                                          (168,506)                  (285,340)                  (90,689)
                                                     ------------               -----------               ------------

     Numerator  for  basic  earnings  (loss)
     per share                                      $(1,005,055)                $2,138,954                  $639,813
                                                     ===========                ===========               ============

     Numerator - diluted:

     Numerator  for  basic  earnings  (loss)
     per share                                      $(1,005,055)                $2,138,954                  $639,813
     Add: Preferred stock dividends                          --                    285,340                        --
     Add: Convertible debenture interest                     --                     86,582                    45,735
                                                     -----------                -----------               -------------

     Numerator for diluted  earnings  (loss)
     per share                                      $(1,005,055)                $2,510,876                  $685,548
                                                     ===========                ===========               =============

     Denominator:
     Weighted average common shares
     outstanding                                     17,004,254                 14,032,057                 9,270,350
     Effect of dilutive securities:
       Stock options and warrants                            --                  1,160,173                   235,820
       Restricted shares                                     --                    438,708                    93,750
       Convertible preferred stock Series B                  --                  1,978,240                        --
       Convertible debentures                                --                  2,500,000                 6,030,000
                                                     -----------                -----------               -------------
     Denominator   for   diluted    earnings         17,004,254                 20,109,178                15,629,920
     (loss) per share
                                                     ===========                ===========               =============


                  The following securities, presented on a common share equivalent basis, have been excluded from the per share computations because they are antidilutive:

                                                                        Year ended December 31,
                                                          2006                    2005                          2004
                                                          ----                    ----                          ----

       Stock Options                                 2,137,402               1,934,844                     3,514,998
       Warrants                                        407,518                  82,409                     3,385,946
       Convertible debt                                 25,000                      --                            --
       Restricted Shares                               100,000                      --                            --
       Convertible preferred stock                   2,283,609                 610,738                       610,738

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

                  Long-lived Assets

                  The Company evaluates impairment losses on long-lived assets used in operations, primarily property and equipment, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. The Company has determined that there was no impairment for the years ended December 31, 2006 and 2005.

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

                  Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. The Company files a consolidated tax return for federal purposes and separate state tax returns for the parent and each of its subsidiaries.

                  Stock-based Compensation

                  The Company periodically issues stock options to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of its stock option plans ("the plans"), with the exercise price of the stock options being set at the greater of $ .50 or 120% of the closing market price of the common stock on the date of grant.

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

                  As a result of the adoption of FAS 123(R), the Company's results for the year ended December 31, 2006 include share-based compensation expense for the employee options and shares totaling approximately $31,000 and is included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets. Stock compensation expense for employee options and shares recorded under APB 25 in the Consolidated Statements of Operations for the twelve months ended December 31, 2005 totaled $767,000.

                  Employee stock options compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the awards. The Company has not adjusted the expense by estimated forfeitures, as requited by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

                  Accounting for Non-employee Awards:

                  The Company accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value in accordance with FAS 123 and EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF 96-18.

                  Stock compensation expense related to non-employee options was $36,000 for the twelve months ended December 31, 2006 compared to $129,000 and $42,000 for the twelve months ended December 31, 2005 and 2004, respectively. These amounts are included in Consolidated Statements of Operations within commissions, employee compensation and benefits.

                  The weighted average estimated fair value of all stock options granted during the twelve months ended December 31, 2006, 2005 and 2004 was $0.56, $0.41 and $0.28, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                                                              2006                     2005                     2004
                                                              ----                     ----                     ----

                 Expected volatility                           72%                      68%                     102%
                 Expected dividend yield                        0%                       0%                       0%
                 Risk-free interest rate               3.71%-4.82%              3.71%-4.35%              1.01%-3.72%
                 Expected term (in years)                1-4 years                1-5 years                1-5 years


                  In the fourth quarter of 2005, the Company changed the basis for estimating the volatility component of the Black Scholes model. Previously, the Company used historical daily price observations of its stock as a basis for determining expected volatility. The Company determined that monthly price observations provide a more reliable measure of its stock trading activity and resulting volatility estimate. This change was considered a change in estimate and accounted for prospectively.

                  Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123(R):

                  The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the 2005 and 2004 comparable periods:


                                                                               Years ended December 31,
                                                                            2005                       2004
                                                                            ----                       ----

                  Net income applicable to common
                  stockholders, as reported                             $2,138,954                   $639,813
                  Deduct: total stock based employee
                  compensation expense determined under the
                  fair value based method for all awards, net
                  of tax                                                  (298,682)                  (160,457)
                                                                         ---------                  ---------

                  Pro forma net income - basic                           1,840,272                    479,356

                  Add: preferred stock dividends                           285,340                         --
                  Add: convertible debenture interest                       86,582                     45,735
                                                                         ---------                  ---------

                  Pro forma net income - diluted                        $2,212,194                   $525,091

                  Net income per share:

                  Basic - as reported                                        $0.15                      $0.07
                  Diluted - as reported                                      $0.12                      $0.04
                  Basic - pro forma                                          $0.13                      $0.05
                  Diluted - pro forma                                        $0.11                      $0.03
                                                                         =========                  ==========

                  Recent Pronouncements Affecting the Company

                  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

                  Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

                  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or
                  (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

                  Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"): On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

                  In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plan's benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of net periodic benefit costs pursuant to SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit costs for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The adoption of this Statement in 2006 did not have a material impact on the financial condition or results of operation of the Company.

                  FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. No change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our consolidated financial statements.

                  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon implementations, an entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

                  Reclassifications

                  Certain reclassifications have been made to 2005 and 2004 consolidated financial statements to conform to 2006 presentation.

NOTE 3 -          SECURITIES OWNED and SECURITIES SOLD, NOT YET PURCHASED


                                                                               December 31,
                                                                   2006                           2005
                                                                   ----                           ----

                                                                        Sold not yet                   Sold not yet
                                                             Owned         purchased         Owned        purchased

                  Corporate stocks                         $97,941         $     495       $48,661              $--
                  U.S. government agency and
                  municipal obligations                      6,621                --         2,677               --
                  Corporate bonds                               --                --       130,083            1,964
                  Other                                     93,885                --       122,191            1,600
                                                       ------------ ----------------- ------------- ----------------
                                                          $198,447         $     495      $303,612           $3,564
                                                       ============ ================= ============= ================

                  Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values. The Company also owns investment securities, consisting of shares of common stock and common stock purchase warrants, some of which are publicly offered and can be sold and some of which cannot be publicly offered or sold until registered under the Securities Act of 1933. At December 31, 2006 and 2005, investment securities consist of stock purchase warrants and common stock at an estimated total fair value of $92,483 and $121,991 respectively.


NOTE 4 -          EMPLOYEE AND BROKER RECEIVABLES

                                                                                     December 31,

                                                                            2006                       2005
                                                                            ----                       ----

                  Commission advances                                   $320,329                   $293,043
                  Forgivable loans                                       220,425                    151,651
                  Other loans                                            610,272                    949,640
                                                                      -----------               ------------
                                                                       1,151,026                  1,394,334
                  Less: reserve for bad debts                           (807,535)                (1,085,135)
                                                                      -----------               ------------
                                                                      -----------               ------------
                                                                        $343,491                   $309,199
                                                                      ===========               ============

                  The Company has arrangements with certain registered representatives to forgive their loans if they remain licensed with the Company for an agreed upon period of time, generally one to five years, or meet specified performance goals. The loans are being amortized to commission expense for financial reporting purposes over the term of the loan. Loan amortization charged to compensation was $187,109, $122,155, and $112,171 in 2006, 2005, and 2004, respectively. Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging up to 8% per annum.

NOTE 5 -          PROPERTY AND EQUIPMENT

                                                                       December 31,
                                                                                                  Estimated
                                                                   2006             2005         Useful Life
                                                                   ----             ----         -----------
                  Computer and office equipment              $2,903,760       $2,873,705               3 to 7 years
                  Furniture and fixtures                      1,697,630        1,693,612              7 to 10 years
                  Leasehold improvements                        807,227          807,227              Term of lease
                                                            ------------      ----------
                                                              5,408,617        5,374,544
                  Less: accumulated depreciation
                  and amortization expense                   (5,169,584)      (4,925,084)
                                                            ------------      -----------
                                                               $239,033         $449,460
                                                            ============      ===========

                  Depreciation and amortization expense was $244,500, $384,169 and $538,549, in 2006, 2005 and 2004, respectively.


NOTE 6 -          OTHER ASSETS


                  December 31,

                  Other assets consist of the following:                              2006                2005
                                                                                      ----                ----

                  Commissions and concessions receivable                          $425,592            $374,185
                  Deferred financing costs-net                                         810              69,868
                  Security deposits                                                153,592             144,406
                  Other                                                             17,974              34,345
                                                                                  ---------          -----------
                                                                                  $597,968            $622,804
                                                                                  =========          ===========

                  Commissions and concessions receivable include amounts earned on mutual fund, insurance transactions and concessions on syndicate offerings.

NOTE 7 -          DEFERRED INCOME

                  The Company received cash advances totaling $7,750,000 over the four-year period between 2000 and 2004 in accordance with an agreement with its former clearing firm, Fiserv. All advances were recorded as deferred income and were being amortized to earnings over the term of the 10-year agreement. In April 2005 the agreement with Fiserv was terminated and the remaining unamortized cash advance of $4,886,000 was recognized as income. Amortization of approximately $5,105,000, and $875,000 in 2005 and 2004, respectively, was included in Interest and Other Income in the Consolidated Statements of Operations. Advances were subject to income taxes in the year of receipt.

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

                  During 2006, $35,000 of the Company's subordinated convertible debentures were presented to the Company for conversion. The Company issued 70,000 shares and retired $35,000 of the debentures. During the second quarter of 2006, FMFG Ownership, Inc., an affiliate of Mr. Edward H. Okun ("Okun"), a private investor, purchased $1,190,000 of the subordinated convertible debentures from holders in privately negotiated transactions and presented them to the Company for conversion. On June 20 and 23, 2006, the Company issued an aggregate of 2,380,000 shares of common stock and retired $1,190,000 of the debentures.

                  The sole debenture outstanding as of December 31, 2006 is $25,000 and is due to mature in 2007. In 2006, the Company paid $35,811 in interest to holders of the convertible debentures. In 2005 and 2004, the Company paid $111,567 and $176,943, respectively in interest to holders of the convertible debentures.

NOTE 9 -          ACCRUED EXPENSES

                                                                                              December 31,
                  Accrued expenses consist of the following:                             2006               2005
                                                                                         ----               ----

                  Accrued litigation costs                                           $237,000           $751,331
                  Accrued penalties and fines                                              --             50,000
                  Accrued payroll                                                     484,941            340,977
                  Accrued separation costs                                            200,000                 --
                  Accrued professional fees                                           167,500            154,250
                  Other accrued expenses                                              105,985             76,796
                                                                                   -----------        -----------
                                                                                   $1,195,426         $1,373,354
                                                                                   ===========        ===========

NOTE 10 -         INCOME TAXES

                  The provision (benefit) for income taxes consists of the following:

                                                                            Year ended December 31,
                                                              2006                    2005                  2004
                                                              ----                    ----                  ----
                  Currently payable
                  (refundable):
                    Federal                                $    -                  $    -              $     -
                    State                                   27,000                  78,000              (13,000)
                                                           --------                -------             ----------
                                                            27,000                  78,000              (13,000)
                                                           --------                -------             ----------


                  Deferred:
                    Federal                                      -                       -                     -
                    State                                        -                       -                     -
                                                                 -                       -                     -
                                                           --------                -------             -----------
                  Provision (benefit) for                  $27,000                 $78,000             $(13,000)
                  income taxes
                                                           ========                ========            ===========

                  Following is a reconciliation of the income tax provision (benefit) with income taxes based on the federal statutory rate:

                                                                                  Year ended December 31,

                                                                            2006             2005            2004
                                                                            ----             ----            ----

                  Expected federal tax benefit at
                    statutory rate                                  $    (275,000)         $851,000      $ 244,000
                  State taxes, net of federal tax effect                   18,000            51,000         (7,000)
                  Non-deductible expenses                                  43,000           408,000         10,000
                  Increase (decrease) in valuation allowance                3,000        (1,542,000)      (260,000)
                  Other reserves not deductible                           238,000           310,000             --
                                                                    --------------      ------------      ----------
                  Provision (benefit) for income taxes              $      27,000         $  78,000      $ (13,000)
                                                                    ==============      ============      ===========

                  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are:

                                                                                   Year ended December 31,

                                                                                  2006                  2005
                                                                                  ----                  ----
                  Deferred tax assets:
                    Reserves and allowances                                $   351,000           $   723,000
                    Federal tax loss carryforwards                           2,233,000             1,741,000
                     State tax loss carryforwards                              528,000               508,000
                    Accrued and stock-based compensation                       418,000               387,000
                     Other                                                      52,000               220,000
                                                                            -----------           -----------
                  Subtotal                                                   3,582,000             3,579,000
                  Valuation allowance                                       (3,582,000)           (3,579,000)
                                                                            ----------            -----------
                   Net deferred tax assets                                 $      --             $      --
                                                                            ==========            ===========

                  The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the "more likely than not" test under SFAS 109. As such, a 100% valuation allowance has been provided against deferred tax assets as of December 31, 2006 and 2005.

                  The Company and its subsidiaries file a consolidated federal tax return and separate state returns. At December 31, 2006, the Company has approximately $6,566,000 and $8,795,000 of federal and state operating loss carryforwards, respectively, available to offset future taxable income. These losses expire at various dates through 2026.

NOTE 11 -         COMMITMENTS AND CONTINGENT LIABILITIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2010. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2006, 2005 and 2004 was approximately $886,880, $989,000, and $1,154,000, respectively.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:

                            Year ending December 31,

                                    2007                  $       893,308
                                    2008                          863,148
                                    2009                          620,989
                                    2010                           50,762
                                    2011 and beyond                  --
                                                                ---------
                                                              $ 2,428,207

                  New Lease Agreement:

                  On September 22, 2006, FMSC, as tenant, IPofA Water View, LLC, a Delaware limited liability company and an affiliate of Mr. Okun, as landlord, entered into a Deed of Lease Agreement ("Okun Lease") for general office space consisting of approximately 29,800 useable square feet located at 10 Highway 35, Red Bank, New Jersey. The Company originally entered into the Okun Lease in connection with the merger with the Okun Purchasers for the purpose of using the leased premises as its corporate headquarters and general office space for its business operations. The Okun Lease is for a term of ten years (120 months) with a commencement date of September 22, 2006. However, since the landlord was unable to give the Company possession on that date, the commencement date would be adjusted to the date the Company was first given possession of the leased premises, and the expiration date would be adjusted to reflect the term of the Okun Lease. Pursuant to the Okun Lease, the base rent will be $61,090 per month plus taxes and operating expenses for the entire 10 year term. The Company's current lease at its corporate headquarters provides for monthly rent payments of $50,762 and is scheduled to expire on January 31, 2010.

                  As part of the pending lawsuit which the Company filed against Mr. Okun and certain affiliates of Mr. Okun, in the New Jersey Superior Court, the Company is seeking to void the Okun Lease. For a further discussion, see Note 17.

                  Master Services Agreement

                  On January 4, 2007, the Company entered into a master services agreement with an outside entity for development of certain software, data integration and business processing improvement consulting services. The term of the agreement is for a minimum of 3 years and under the agreement the Company will pay $480,000 over an initial 12 month period and then $20,000 a month thereafter.

                  Employment Agreements:

                  Effective February 1, 2005, Mr. Victor K. Kurylak, the President and Chief Operating Officer, was appointed to become the Chief Executive Officer of the Company and FMSC. The Company entered into an employment agreement with Mr. Kurylak, which superseded his existing agreement, and allowed for issuance, as a bonus payment for the Company's performance for the year ended December 31, 2004, and in consideration of his assuming the position of Chief Executive Officer, 1,000,000 shares of the Company's common stock. In the event of termination without cause, the CEO is entitled to a severance payment consisting of accrued compensation, benefit continuation and payment of base salary for the greater of three months or the unexpired term. Based on the change of control provision of Mr. Kurylak's employment agreement, all outstanding restricted stock grants immediately vested in June 2006.

                  In August 2006, the Company hired a new Chief Operating Officer with employment terms, which provide him with an annual base salary of $250,000 and bonuses of $200,000 for 2006 and $100,000 each year through December 31, 2008, provided he is still employed by the Company at the end of each year. While the terms of his employment have not yet been reflected in a formal employment agreement, the Company's intent is to reduce the terms reflected in the letter agreement dated August 1, 2006 to a written employment agreement in similar form and substance to that which was executed by the Company's Chief Compliance Officer.

                  In August 2006, FMSC entered into an employment agreement with a new Chief Compliance Officer, which provides her with an annual base salary of $200,000 and bonuses of $200,000 for 2006 and $100,000 each year through December 31, 2008, provided she is still employed by the Company at the end of each year.

                  In November 2006, FMSC entered into an employment agreement with a new Chief Supervisory Officer, which provides him with an annual base salary of $140,000 for 2006 and 2007 increasing to $150,000 for 2008 and bonuses of $100,000 each year through December 31, 2007, provided he is still employed by the Company at the end of each year.

                  In January 2007, FMSC entered into an employment agreement with a new Executive Vice President, Secretary and General Counsel which provides him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 per year through December 31, 2008, provided he is still employed by the Company at the end of each year.

                  Separation Agreements:

                  On February 1, 2006, the Company entered into a separation agreement with Mr. Herbert Kurinsky, its Chairman of the Board, which provided for the termination of his employment as of that date. Mr. Kurinsky continued to serve as Chairman of the Board of the Company until he resigned effective November 9, 2006.

                  Pursuant to the terms of the separation agreement, the Company paid Mr. Kurinsky a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months. Further, the Company will continue to provide him and his wife with medical insurance coverage for 48 months and an automobile allowance of $600 for 36 months. In addition, pursuant to his employment agreement all stock grants were immediately vested.

                  Due to the change in control provisions in the separation agreement and promissory note, on July 17, 2006, the Company paid the remaining balances, including accrued interest on the note payable and automobile allowance of $486,000 and $19,000, respectively.

                  On November 14, 2006 the Company entered into a separation agreement with Mr. Robert I. Rabinowitz, the Company's Executive Vice President, Secretary and General Counsel. Under the terms of the agreement, the General Counsel's employment contract was not renewed and terminated effective January 31, 2007. Pursuant to the terms of the separation agreement, the General Counsel will be provided with severance pay of $200,000 , and benefits for a period of one year in accordance with the terms of his employment agreement, which was accrued for in 2006. He and the Company entered into an eleven month consulting agreement, effective February 1, 2007, for which he will also be paid additional consideration for his continued cooperation in providing assistance to the Company in the transition of his responsibilities to new personnel.

                  Legal Matters:

FMSC is a respondent or co-respondent in various legal proceedings, which are related to its securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair our ability to meet the statutory net capital requirements of its securities business.

                  As of December 31, 2006, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

                  New Jersey Bureau of Securities Consent Order

                  On September 29, 2006, FMSC entered into a Consent Order with the New Jersey Bureau of Securities in connection with an inquiry into FMSC's sale of certain high-yield bonds to FMSC's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Consent Order required payment of a civil penalty of $475,000 which was paid in September 2006, $400,000 of which was accrued in 2005. The Consent Order also required the retention of an independent consultant to review our business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

                  SEC Investigation

                  The SEC is investigating whether FMSC, and/or certain former employees failed reasonably to supervise the securities trading and research activities of a former analyst. The investigation covered the time period from approximately
                  March 2000 until January 2004 when the Capital Markets Group was dissolved and the analyst resigned. The SEC has recently advised us that it intends to recommend bringing an enforcement proceeding against FMSC, one of its former principals and another former employee for failing to supervise reasonably. The SEC will be seeking a monetary penalty and an order suspending the former principal from acting in a supervisory capacity for a period of time. FMSC is entitled to make a Wells submission to the SEC staff and intends to make such a submission or otherwise attempt to negotiate a resolution with the SEC. It is believed that any resolution will include a monetary penalty which will not have a materially adverse effect on our financial statements.

                  NASD Enforcement Sales Practice Investigation

                  The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has not indicated what penalties it would seek in such an action, monetary or otherwise. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which will not have a materially adverse effect on our financial statements.

                  Merger Agreement, Termination and Subsequent Litigation

                  See Note 17 for a complete description of the merger agreement, its termination and subsequent litigation.

NOTE 12-          CLEARING AGREEMENT

                  On April 21, 2005, we agreed to the termination of the Clearing Agreement between Montauk Financial Group and Fiserv Securities Inc. ("Fiserv"), dated as of May 8, 2000 and amended as of February 1, 2001. In addition, as of April 21, 2005, we also agreed to the termination of a certain Financial Agreement, dated May 8, 2000 and amended as of February 1, 2001 and a certain Security Agreement, dated as of February 1, 2001. In connection with the termination of the Financial Agreement, our contingent obligation to repay
                  Fiserv any of the cash advances that were provided by Fiserv under the Financial Agreement and the early termination penalty were canceled.

                  Contemporaneously, on April 21, 2005, Montauk Financial
                  Group entered into a clearing agreement with National Financial Services, LLC ("NFS") to clear its brokerage business and to custody firm and customer funds and securities. The clearing agreement became effective on April 21, 2005. The new clearing agreement has an initial term of eight years and will automatically renew for successive one year terms, unless either party provides a notice of termination prior to the expiration of the initial or any renewal term. In the event of an early termination of the clearing agreement, other than for a change in control of the Company, Montauk Financial Group will pay NFS a termination fee of between $2 million in the first year of the agreement and declining to $250,000 in the last year of the agreement, depending on if and when such early termination occurs. During the second quarter of 2006, Montauk Financial Group signed an amendment to the clearing agreement with NFS, adopting, among other things, a schedule of reduced clearing rates. In addition, Montauk Financial Group agreed to a change in the termination fee whereby Montauk Financial Group will pay NFS between $5 million in the first year of the agreement and declining to $750,000 in the last year of the agreement.

                  During the second quarter of 2006, Montauk Financial Group signed a release with NFS for and in consideration of the payment of $1 million by NFS relating to conversion and transition expenses incurred by Montauk Financial Group in prior periods, as a result of its conversion from Fiserv to NFS in 2005. The payment was received on June 29, 2006 and was recorded by Montauk Financial Group among various expense and revenue categories.

NOTE 13-          CAPITAL LEASE OBLIGATIONS

                  The Company leases certain equipment under non-cancelable lease agreements, which meet the criteria for capitalization. The cost, accumulated depreciation and net book value of equipment under the capital leases as of December 31, 2006 were $43,434, $27,279, and $16,155, respectively.

                  Future minimum lease payments under capital lease obligations at December 31, 2006 are as follows:

                  Year ending December 31, 2006:
                  Total minimum payments                                 $829
                  Less amount representing interest                        (9)
                                                                         -----
                                                                         -----
                  Total principal                                        $820
                                                                         =====

NOTE 14 -         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and
                  CONCENTRATION OF CREDIT RISK

                  The Company executes securities transactions on behalf of its customers. If either the customer or a counter-party fails to perform, the Company by agreement with its clearing broker, may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

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

                  The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities of $495 and $3,564 at December 31, 2006 and 2005, respectively, and will incur a loss if the market value of the securities increases subsequent to year-end.

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, securities inventories and employee and broker receivables. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Cash balances held at commercial banks may periodically exceed federal insurance limits.

NOTE 15 -         PENSION PLAN

                  The Company sponsors a defined contribution 401(k) pension plan covering substantially all employees who meet minimum age and service requirements. The Company may elect to contribute up to 100% of each participant's annual contribution to the plan. There were no employer contributions in 2006, 2005 or 2004.

NOTE 16 -         STOCKHOLDERS' EQUITY

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

                  The Company issued 349,511 Series A shares in a private exchange offering in 1999. As of December 31, 2006, a total of 44,142 preferred shares have been converted into 88,284 shares of common stock.

                  The Company paid dividends on the Series A Preferred Stock in the amount of $88,505 during 2006.

                  In June 2006, an affiliate of Mr. Okun purchased 283,087 shares of the Company's 305,369 outstanding shares of Series A Preferred Stock in privately negotiated transactions. None of such shares have been converted.

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

                  In February 2005, the Company issued 197,824 Series B Preferred Shares in connection with a separation agreement entered into with its former Chief Executive Officer. During 2006, the Company paid $80,000 of dividends on the Series B preferred shares.

                  On February 23, 2007, an affiliate of Mr. Okun purchased all 197,824 shares of Series B Preferred Stock from such former Chief Executive Officer in a privately negotiated transaction. None of such shares have been converted.

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

NOTE 17 -         MERGER AGREEMENT, TERMINATION, AND SUBSEQUENT LITIGATION

                  On May 5, 2006, the Company entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc., (collectively referred to as the "Okun Purchasers") which are wholly-owned by Mr. Okun. Mr. Okun is the controlling person of Investment Properties of America, LLC ("IPofA"), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of the Company's outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

                  In June 2006, the Okun Purchasers purchased in the open market and privately negotiated transactions, 2,159,348 shares of the Company's common stock, and in privately negotiated transactions 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of the Company's common stock) and $1,190,000 principal amount of the Company's convertible debentures (convertible into 2,380,000 shares of the Company's common stock).

                  On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of the Company's common stock. As a result of these purchases, the Okun Purchasers beneficially owned 24.6% of the Company's common stock (assuming all convertible debentures were converted into shares of common stock and none of the shares of Series A Preferred Stock were converted into common stock).

                  On August 17, 2006, the Company's shareholders (including the Okun Purchasers) voted at a special meeting of shareholders to approve the merger agreement and the merger. At the meeting, the Okun Purchasers voted all of the Company's shares beneficially owned by them in favor of the merger agreement and the merger.

                  Subsequently, the deadline for completing the merger was extended from October 31, 2006 to December 31, 2006 in order to allow the parties to fulfill certain conditions to the merger, including obtaining the necessary consent of the NASD.

                  On December 29, 2006, the Company received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged the Company's failure to satisfy conditions and the Company's alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

                  On January 8, 2007, the Company filed a lawsuit against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the "Okun Defendants") seeking to enforce the terms of the merger. Pursuant to the merger agreement, shareholders of the Company's common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleges, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. The Company's complaint demands specific performance of the merger agreement and completion of the merger. In the alternative, the Company is seeking compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also seeks to void the lease agreement that the Company entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, NJ. The Company claims that the Okun Defendants fraudulently induced the Company to execute this new lease by falsely representing that the Okun Purchasers would consummate the merger (See Note 11).

                  On February 12, 2007, the Company received the Okun Purchasers' answer to the lawsuit which contained several counterclaims against it. In their counterclaims, the Okun Purchasers allege that the Company breached the merger agreement and failed to disclose certain material facts about the Company, and seek the return of $2 million held in escrow as well as compensatory damages, interest and costs. This lawsuit is currently pending in the Superior Court of New Jersey, Monmouth County Chancery Division.

                  The Okun Purchasers filed two additional actions; one on February 2, 2007, in the Circuit Court of the State of Florida against the Company's President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of its directors and officers, filed on February 16, 2007. The Company believes these actions are based on the same facts and circumstances as the previous action that the Company filed against the Okun Purchasers, Mr. Okun and the other Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit the Company filed in the New Jersey Superior Court. The Company and the individual defendants believe that they acted properly on behalf of the Company's shareholders and have meritorious defenses against all of these claims. There can be, however, no assurances as to the ultimate outcome of any of these lawsuits.

                  On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of the Company's voting securities. According to the amended Schedule 13D, additional shares of the Company's common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of the Company's former officers and directors.

NOTE 18 -         STOCK OPTION PLANS

                  2002 Stock Incentive Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. The 1992 Plan provided for the granting of options to employees, consultants and registered representatives of the Company, but only options issued to employees qualify for incentive stock option treatment ("ISOs"). Option exercise periods were fixed by the Board of Directors on the grant date but no exercise period could be less than one year or more than ten years from the date of grant. As of December 31, 2006, a total of 38,000 options issued under the 1992 Plan remain outstanding.

                  The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including ISOs to employees; non-qualified stock options (NQSOs) to employees, consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, "Awards"). The Board of Directors determines the terms and provisions of each award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012. As of December 31, 2006, options to purchase a total of 924,402 shares were outstanding and 3,548,400 shares remained available for future issuance under the 2002 Plan.

                  2002 Non-Executive Director Stock Option Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the 1992 Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The Plan will be administered by the Board of Directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012. As of December 31, 2006, 160,000 options were outstanding under the 2002 Non-Executive Director Stock Plan.

                  1996 Senior Management Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. As of December 31, 2006, options to purchase 1,015,000 shares of restricted common stock were issued and outstanding. The 1996 Plan terminated in June 2006.

                  A summary of the activity in the Company's stock option plans (excluding restricted common shares) for the three-year period ended December 31, 2006 is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                      Shares            Prices
                                                                                      ------            ------
                  Options outstanding, December 31, 2003                            3,556,498            1.19
                           Granted                                                    891,000             .57
                           Exercised                                                   (1,800)            .31
                           Canceled                                                  (789,500)           1.17
                                                                                     ---------

                  Options outstanding, December 31, 2004                            3,656,198            1.01

                           Granted                                                  1,105,000            1.07
                           Exercised                                                 (566,398)            .61
                           Canceled                                                (1,487,498)            .84
                                                                                --------------
                  Options outstanding, December 31, 2005                            2,707,302            $.85


                           Granted                                                      3,000            1.18
                           Exercised                                                 (263,400)            .69
                           Canceled                                                  (309,500)           1.34
                                                                                  ------------
                  Options outstanding, December 31, 2006                            2,137,402            $.79
                                                                                    =========

                  Shares of common stock available for future grant under Company plans totaled 3,548,400 as of December 31, 2006. This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

                  The weighted-average grant date fair value of all share options granted during the twelve months ended December 31, 2006 and 2005 was $0.56 and $0.41, respectively. The intrinsic value of all stock options exercised during the twelve months of 2006 and 2005 was $54,000 and $204,000, respectively. Cash received from the exercise of all stock options for the twelve months ended December 31, 2006, 2005 and 2004 was $33,504, $343,071 and $558, respectively.

                  The Company has issued nonvested shares (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the twelve months ended December 31, 2006:

                  Nonvested Shares                        Shares                   Weighted-Average Grant -Date Fair
                                                                                                               Value
                  Nonvested January 1, 2006               950,000                              $0.47
                  Granted                                   --                                  --
                  Vested                                 (850,000)                             $0.46
                  Forfeited                                 --                                  --
                  Nonvested   December   31,
                  2006                                    100,000                              $0.57

                  The total fair value of shares vested during the twelve months ended December 31, 2006 and 2005 was $391,000 and $1,147,000,
                  respectively.

                  Additional information as of December 31, 2006 with respect to all outstanding options is as follows:

                                              Options Outstanding                       Options Exercisable
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining         Average                            Average
                                   Number         Contractual        Exercise            Number         Exercise
         Range of prices         Outstanding         Life             Prices           Exercisable       Prices

         $0.20 - $0.30             105,400            1.90             $0.26              104,560         $0.26
         $0.31 - $0.50             817,802            1.92             $0.49              754,922         $0.49
         $0.51 - $0.75             184,200            2.78             $0.70              156,760         $0.70
         $0.76 - $1.00             330,000            1.75             $0.89              206,000         $0.89
         $1.01 - $1.24             211,000            3.78             $1.09               83,200         $1.09
         $1.25 - $2.00             489,000            3.50             $1.27              489,000         $1.27

-------------------------------------------------------------------------------------------------------------------

         $0.20 - $2.00           2,137,402            2.51             $ .79            1,794,442         $0.78

-------------------------------------------------------------------------------------------------------------------

                  As of December 31, 2006, there was $39,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 1.6 years.

NOTE 19 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial instruments reported in the Company's consolidated statement of financial condition consist of cash, securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 6% convertible debentures, accounts payable and accrued expenses, and capital leases payable, the carrying value of which approximated fair value at December 31, 2006 and 2005. The fair value of the financial instruments disclosed is not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

NOTE 20 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule
                  (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At December 31, 2006, FMSC had net capital of $2,735,223, which was $2,485,223 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 1.34 to 1.

NOTE 21 -         UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                               March 31,         June 30,       September 30,          December 31,
                                                 2006              2006             2006                   2006
                                                 ----              ----             ----                   ----

         Revenues                          $13,312,022          $13,605,708       $11,274,175           $12,768,515
         Expenses                           14,334,955           12,529,761        11,424,899            13,480,362
         Net income (loss)                  (1,043,794)           1,051,747          (119,994)             (724,508)
         Net income (loss)
         applicable to common
         stockholders                      $(1,086,570)        $  1,008,881       $  (162,860)          $  (764,506)

         Income (loss) per
         common share:
         Net income (loss)
         applicable to common
         stockholders -
         Basic                                  $(0.07)               $0.06            $(0.01)               $(0.04)
         Diluted                                $(0.07)               $0.05            $(0.01)               $(0.04)


                                           March 31,           June 30,         September 30,        December 31,
                                             2005                2005                2005                2005
                                             ----                ----                ----                ----
                                         (as restated)      (as restated)

       Revenues                             $15,565,645         $16,580,501        $12,524,366         $13,413,154
       Expenses                              16,453,061          12,160,116         13,178,128          13,790,523
       Net income (loss)                       (710,685)          4,224,134           (656,857)           (432,298)
       Net income (loss) applicable
       to common stockholders                 $(745,143)         $4,016,158          $(699,763)          $(432,298)

       Income (loss) per common
       share:
       Net income (loss) applicable
       to common stockholders -
       Basic                                     $(0.06)              $0.28             $(0.05)              $(.03)
       Diluted                                   $(0.06)              $0.20             $(0.05)              $(.03)


                  Included in the net (loss) in the fourth quarter of 2006 is the accrual of $200,000 related to the separation agreement for the former General Counsel and additional legal accruals of $77,000.

                  The Company restated its financial statements for the quarters ending March 31, 2005 and June 30, 2005 to correctly account for the amortization of deferred compensation and its affect on the provision for income taxes.

                  Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2006 and 2005 does not necessarily equal the total computed for the entire year.