Form 10-K/A
period 2006-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2007-05-04
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 16, 2007
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                18,526,553 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

          We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (SEC) on April 16, 2007, in order to revise our audited consolidated financial statements for the year ended December 31, 2006, in order to correct a typographical error in one line item of our Consolidated Statements of Financial Condition.

         The following is a description of the item of our original Form 10-K that is amended by this Form 10-K/A and a brief summary of the changes.

        In the Consolidated Statements of Financial Condition, under the column for December 31, 2006, Accrued Expenses were reported as $995,426. The correct number of Accrued Expenses for December 31, 2006 is $1,195,426. The number reported as Total Liabilities was correct as originally filed. Additionally, all other references to Accrued Expenses in the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis section use the correct number of $1,195,426.



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

                                        FIRST MONTAUK FINANCIAL CORP.


                                        By  /s/ Victor K. Kurylak
                                           --------------------------
Dated:  May 4, 2007                        Victor K. Kurylak
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Victor K. Kurylak                                             May 4, 2007
-------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Phillip D'Ambrisi                                             May 4, 2007
-------------------------------------------
Phillip D'Ambrisi, Chief Operating Officer
and Director


/s/ Celeste M. Leonard                                            May 4, 2007
-------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director


/s/ Mindy A. Horowitz                                             May 4, 2007
-------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer


/s/ Ward R. Jones, Jr.                                            May 4, 2007
-------------------------------------------
Ward R. Jones, Jr., Director


/s/ Barry D. Shapiro                                              May 4, 2007
-------------------------------------------
Barry D. Shapiro, Director


/s/ David I. Portman                                              May 4, 2007
-------------------------------------------
David I. Portman, Director

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




Morristown, New Jersey                   /s/ Lazar, Levine and Felix LLP
March 30, 2007



                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                               December             December
                                                                                                 2006                 2005

ASSETS
Cash and cash equivalents                                                                     $1,145,751           $1,990,815
Due from clearing firm                                                                         4,988,747            4,756,646
Securities owned, at market value                                                                198,447              303,612
Prepaid expenses                                                                                 285,480              287,394
Employee and broker receivables - net of reserve for bad debt
 of $807,536 and $1,085,135 respectively                                                         343,491              309,199
Property and equipment - net                                                                     239,033              449,460
Other assets                                                                                     597,968              622,804
                                                                                               ----------          ----------
    Total assets                                                                              $7,798,917           $8,719,930
                                                                                               ==========          ==========

LIABILITIES
Accounts payable                                                                                 313,427              486,676
Accrued expenses                                                                               1,195,426            1,373,354
Income taxes payable                                                                               4,167               32,167
Commissions payable                                                                            2,378,935            2,027,379
Securities sold, not yet purchased, at market value                                                  495                3,564
6% convertible debentures                                                                         25,000            1,250,000
Capital leases payable                                                                               820                8,555
Note payable                                                                                           -              200,000
Other liabilities                                                                                 67,156              110,384
                                                                                               ---------            ---------
    Total liabilities                                                                          3,985,426            5,492,079
                                                                                               ---------            ---------
Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                --                   --
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845                       30,537               30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                                        19,782               19,782
Common stock, no par value, 60,000,000 and 30,000,000 shares authorized,
   18,526,553 and 15,937,407 shares issued and outstanding, respectively                      11,646,620           10,444,110
Additional paid-in capital                                                                     1,930,810            1,930,810
Accumulated deficit                                                                           (9,814,258)          (9,197,388)
                                                                                              ----------           -----------
    Total stockholders' equity                                                                 3,813,491            3,227,851
                                                                                              ----------           -----------
    Total liabilities and stockholders' equity                                                $7,798,917           $8,719,930
                                                                                              ==========           ===========


                                       See notes to consolidated financial statements.

                                                            F-2


                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Twelve months ended Dec 31
                                                                             2006                2005               2004
Revenues:

Commissions                                                               $39,920,168        $37,493,733        $42,732,238
Principal transactions                                                      4,079,243          5,578,820          9,058,259
Investment banking                                                          3,420,685          6,640,402          2,716,042
Interest and other income                                                   3,540,324          8,370,711          4,680,702
                                                                           ----------         ----------         ----------
     Total revenue                                                         50,960,420         58,083,666         59,187,241
                                                                           ----------         ----------         ----------
Expenses:

Commissions, employee compensation and benefits                            43,137,778         44,398,131         46,851,474
Executive separation                                                        1,151,266          1,432,937              --
Clearing and floor brokerage                                                1,527,675          1,926,005          2,466,027
Communications and occupancy                                                1,797,281          2,483,056          2,664,256
Legal matters and related costs                                             1,095,064          1,773,604          2,714,769
Other operating expenses                                                    2,982,665          3,467,972          3,489,425
Interest                                                                       78,248            100,123            284,093
                                                                           ----------         ----------         ----------
     Total expenses                                                        51,769,977         55,581,828         58,470,044
                                                                           ----------         ----------         ----------
Net income (loss) before income taxes                                        (809,557)         2,501,838            717,197
Provision (benefit) for income taxes                                           26,992             77,544            (13,305)
                                                                           ----------         ----------         -----------
   Net income (loss)                                                      $  (836,549)        $2,424,294          $ 730,502
   Preferred stock dividends                                                 (168,506)          (285,340)           (90,689)
                                                                           ----------         ----------         -----------
   Net income (loss) applicable to common stockholders                    $(1,005,055)        $2,138,954          $ 639,813
                                                                           ==========         ==========         ===========

Earnings(loss) per share:
  Basic                                                                       $ (0.06)            $ 0.15             $ 0.07
  Diluted                                                                     $ (0.06)             $ 0.12             $ 0.04

Weighted average number of shares of stock outstanding:
  Basic                                                                    17,004,254         14,032,057          9,270,350
  Diluted                                                                  17,004,254         20,109,178         15,629,920





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