Form 10-Q
period 2007-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2007-05-15
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,526,553 shares of Common Stock were outstanding at May 15, 2007.



                                                     FIRST MONTAUK FINANCIAL CORP.
                                                               FORM 10-Q
                                                             MARCH 31, 2007

                                    INDEX
                                                                                                             Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Condensed Consolidated Statements of Financial Condition as of
              March 31, 2007 (unaudited) and December 31, 2006 .............................................      F-1

           Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 2007 (unaudited) and 2006 (unaudited)..................................      F-2

           Condensed Consolidated Statements of Changes in Stockholders' Equity
              for the period from January 1, 2006 to March 31, 2007 (unaudited).............................   F-3-F-4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2007 (unaudited) and 2006 (unaudited) ..............................................      F-5

            Notes to Condensed Consolidated Financial Statements ...........................................     6-14

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................................................    15-19

         Item 3.  Risk Management ..........................................................................       20

         Item 4.  Controls and Procedures ..................................................................       21

PART II.  OTHER INFORMATION:

         Item 1.  Legal  Proceedings .......................................................................       22

         Item 1A. Risk Factors .............................................................................       22

         Item 2.  Unregistered Sales of Equity Securities ..................................................       22

         Item 3.  Defaults Upon Senior Securities ..........................................................       22

         Item 4.  Submission of Matters to a Vote of Security Holders ......................................       22

         Item 5.  Other Information ........................................................................    22-23

         Item 6.  Exhibits .................................................................................       24

         Signatures ........................................................................................       24




                                           FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                 March 31,        December 31,
                                                                                                   2007               2006
                                                                                               (unaudited)
ASSETS
Cash and cash equivalents                                                                        $ 218,159         $1,145,751
Due from clearing firm                                                                           4,456,874          4,988,747
Securities owned, at market value                                                                  278,782            198,447
Prepaid expenses                                                                                   820,815            285,480
Employee and broker receivables - net of reserve for bad debt
      of $792,036 and $807,536 respectively                                                      331,627            343,491
Property and equipment - net                                                                       206,399            239,033
Other assets                                                                                     1,266,170            597,968
                                                                                               -----------          ---------
       Total assets                                                                            $ 7,578,826         $7,798,917
                                                                                               ===========          =========
LIABILITIES
Accounts payable                                                                                   851,300            313,427
Accrued expenses                                                                                   783,284          1,195,426
Income taxes payable                                                                                14,167              4,167
Commissions payable                                                                              2,449,494          2,378,935
Securities sold, not yet purchased, at market value                                                     11                495
6% convertible debentures                                                                           25,000             25,000
Capital leases payable                                                                                   -                820
Other liabilities                                                                                  164,952             67,156
                                                                                               -----------          ---------
      Total liabilities                                                                          4,288,208          3,985,426
                                                                                               -----------          ---------
Commitments and contingencies (See notes)

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                      -                  -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   305,369 shares issued and outstanding; liquidation preference $1,526,845                         30,537             30,537
Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 197,824 shares issued and outstanding, liquidation
   preference:  $1,000,000                                                                          19,782             19,782
Common stock, no par value, 60,000,000 shares authorized,
   18,526,553 shares issued and outstanding                                                     11,684,198         11,646,620
Additional paid-in capital                                                                       1,930,810          1,930,810
Accumulated deficit                                                                            (10,374,709)        (9,814,258)
                                                                                               -----------         -----------
      Total stockholders' equity                                                                 3,290,618          3,813,491
                                                                                               -----------         -----------
      Total liabilities and stockholders' equity                                               $ 7,578,826         $7,798,917
                                                                                               ===========         ===========






                                          See notes to condensed consolidated financial statements.



                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Three Months Ended March 31,
                                                                                     2007                  2006
                                                                                  (unaudited)           (unaudited)
Revenues:
Commissions                                                                      $ 8,826,996           $10,522,765
Principal transactions                                                               594,416             1,364,554
Investment banking                                                                 2,010,488               745,561
Interest and other income                                                            812,717               679,142
                                                                                 -----------          ------------
     Total revenue                                                                12,244,617            13,312,022
                                                                                 -----------          ------------
Expenses:
Commissions, employee compensation and benefits                                   10,748,070            11,138,524
Executive separation                                                                       -               951,366
Clearing and floor brokerage                                                         407,560               639,914
Communications and occupancy                                                         423,766               544,708
Legal matters and related costs                                                      430,544               198,503
Other operating expenses                                                             737,522               827,989
Interest                                                                               4,082                33,951
                                                                                 -----------          ------------
     Total expenses                                                               12,751,544            14,334,955
                                                                                 -----------          ------------
Loss before income taxes                                                            (506,927)           (1,022,933)
Provision for income taxes                                                            10,621                20,861
                                                                                 -----------          ------------
   Net loss                                                                         (517,548)           (1,043,794)
   Preferred stock dividends                                                         (42,903)              (42,776)
                                                                                 -----------          ------------
   Net loss applicable to common stockholders                                     $ (560,451)         $ (1,086,570)
                                                                                 ===========          ============
Loss per share:
  Basic                                                                              $ (0.03)              $ (0.07)
  Diluted                                                                            $ (0.03)              $ (0.07)

Weighted average number of shares of stock outstanding:
  Basic                                                                           18,483,338            15,335,937
  Diluted                                                                         18,483,338            15,335,937





                                      See notes to condensed consolidated financial statements.


                                           FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD FROM JANUARY 1, 2006 TO MARCH 31, 2007


                                            Series A Convertible  Series B Convertible
                                               Preferred Stock      Preferred Stock         Common Stock              Additional
                                              Shares     Amount    Shares     Amount     Shares        Amount       Paid-in Capital

Balances at January 1, 2006                   305,369   $30,537   197,824  $19,782     15,937,407   $10,444,110        $1,930,810
Increase in deferred compensation                                                                       (76,266)
Amortization of deferred compensation
Reclass to common stock                                                                                 (39,546)
Exercise of incentive stock options                                                        68,800        33,504
Cashless exercise of incentive stock options                                               27,586
Cashless exercise of warrants                                                              42,760        22,211
Expired warrant obligation                                                                      -        37,607
Conversion of bonds into common stock                                                   2,450,000     1,225,000
Payment of preferred stock dividends
Net loss for the period
                                             --------   -------  --------  -------    -----------   -----------       -----------
Balances at December 31, 2006                 305,369    30,537   197,824   19,782     18,526,553    11,646,620         1,930,810

Amortization of deferred compensation                                                                    37,578
Payment of preferred stock dividends
Net loss for the period
                                             --------   -------  --------  -------    -----------   -----------       -----------
Balances at March 31, 2007                    305,369   $30,537   197,824  $19,782     18,526,553   $11,684,198       $ 1,930,810
                                             ========   =======  ========  =======    ===========   ===========       ===========






                                              See notes to condensed consolidated financial statements.

                                                                           F-3

                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM JANUARY 1, 2006 TO MARCH 31, 2007


                                                  Retained
                                                   Earnings
                                                (Accumulated          Deferred       Stockholders'
                                                   Deficit)         Compensation        Equity

Balances at January 1, 2006                     $(8,809,203)         $(388,185)       $ 3,227,851

Increase in deferred compensation                                       76,266                  -
Amortization of deferred compensation                                  272,373            272,373
Reclass to common stock                                                 39,546                  -
Exercise of incentive stock options                                                        33,504
Cashless exercise of incentive stock options                                                    -
Cashless exercise of warrants                                                              22,211
Expired warrant obligation                                                                 37,607
Conversion of bonds into common stock                                                   1,225,000
Payment of preferred stock dividends               (168,506)                             (168,506)
Net loss for the period                            (836,549)                             (836,549)
                                               -------------          ----------     -------------
Balances at December 31, 2006                    (9,814,258)                 -          3,813,491

Amortization of deferred compensation                                                      37,578
Payment of preferred stock dividends                (42,903)                              (42,903)
Net loss for the period                            (517,548)                             (517,548)
                                              --------------          ----------     -------------
Balances at March 31, 2007                    $ (10,374,709)               $ -        $ 3,290,618
                                              ==============          ==========     =============





                                               See notes to condensed consolidated financial statements.

                                                                          F-4


                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended March 31,
                                                                  2007              2006
                                                               (unaudited)       (unaudited)

DECREASE IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $ (517,548)     $ (1,043,794)

Adjustments to reconcile net loss to net cash used in
    operating activities:
 Depreciation and amortization of property and equipment             37,783            78,536
 Amortization of stock compensation and deferred costs               37,578           142,351
 Note payable issued in connection with separation agreement              -           327,234
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                             531,873          (784,688)
 Securities owned                                                   (80,334)         (344,583)
 Prepaid expenses                                                  (535,336)         (789,040)
 Employee and broker receivables                                     11,864            41,557
 Income taxes receivable                                                  -                 -
 Other assets                                                      (668,202)           (9,396)
 Securities sold, not yet purchased                                    (484)            3,242
 Commissions payable                                                 70,559           411,139
 Accounts payable                                                   537,873           759,285
 Accrued expenses                                                  (412,143)         (241,819)
 Income taxes payable                                                10,000           (32,000)
 Other liabilities                                                   97,796            63,855
                                                                  ----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                              (878,721)       (1,418,121)
                                                                  ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                 (5,148)           (5,307)
                                                                  ----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                (5,148)           (5,307)
                                                                  ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                              (820)           (2,235)
 Proceeds from exercise of incentive stock option                         -             8,604
 Payment of preferred stock dividends                               (42,903)          (42,776)
                                                                  ----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                               (43,723)          (36,407)
                                                                  ----------       -----------
Net decrease in cash and cash equivalents                          (927,592)       (1,459,835)
Cash and cash equivalents at beginning of period                  1,145,751         1,990,815
                                                                  ----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 218,159         $ 530,980
                                                                  ==========       ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                           $ 4,082          $ 27,060
                                                                   =========       ===========
 Income taxes                                                       $ 2,306          $ 61,308
                                                                   =========       ===========
Noncash financing activity:
 6% convertible debentures converted into common stock                  $ -          $ 30,000
 Valuation of stock option grants                                   $31,574          $ 39,546






                       See notes to condensed consolidated financial statements.

                                                 F-5

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          BASIS OF PRESENTATION

                  The interim financial information as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, previously filed with the SEC.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2007, and results of operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 -          RECENT ACCOUNTING PRONOUNCEMENTS

                  Financial Accounting Standards Board (FASB)  No. 48,
                  ----------------------------------------------------
                  Accounting for Uncertainty in Income Taxes ("FIN 48")
                  -----------------------------------------------------

                  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to, and have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our condensed consolidated financial statements.

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon implementations, an entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact of adopting this pronouncement on our condensed consolidated financial statements.

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

                  As a result of the adoption of FAS 123(R), the Company's results for the three month periods ended March 31, 2007 and March 31, 2006 includes share-based compensation expense for employee options and shares totaling approximately $4,400 and $48,000, respectively. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

                  Employee stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

                  Accounting for Non-employee Awards:

                  The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107, as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees".

                  Stock compensation expense related to non-employee options was approximately $33,000 for the three months ended March 31, 2007 compared to approximately $37,000 for the three months ended March 31, 2006. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

                  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                  ------------------------------------ -------------------------------------------------------------
                                                       ------------------------------------------------------------
                                                                            Three Months Ended
                  ------------------------------------ -------------------------------------------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                                                               March 31, 2007                 March 31, 2006
                                                               --------------                 --------------
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected volatility                                        70%                            68%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected dividend yield                                     0%                             0%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Risk-free interest rate                            4.18%-4.54%                    3.71%-4.82%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected term (in years)                             1-5 years                      1-5 years
                  ------------------------------------ -------------------------------- ----------------------------

                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first three months of 2007.

                  ----------------------------- ------------- ------------------- -------------------- -------------------
                                                Number        Weighted Average    Weighted Average
                                                of            Exercise Price      Remaining            Aggregate
                  Stock Options                 Shares        per Share           Contractual Term     Intrinsic Value
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Outstanding at
                  January 1, 2007                  2,137,402           $0.79                      2.5              92,954
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Granted                            243,000           $0.60
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Exercised                                -               -
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Forfeited/expired                 (259,000)          $0.84
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Outstanding at                   2,121,402           $0.77                      2.7              25,058
                  March 31, 2007
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  ----------------------------- ------------- ------------------- -------------------- -------------------
                  Exercisable at
                  March 31, 2007                   1,754,602           $0.75                      2.5              24,780
                  ----------------------------- ------------- ------------------- -------------------- -------------------


                   The weighted-average grant date fair value of all share options granted during the three months ended March 31, 2007 and 2006 was $0.27 and $0.59, respectively. The intrinsic value of all stock options exercised during the first quarters of 2007 and 2006 was $0 and $56,000, respectively. Cash received from the exercise of all stock options in the first three months of 2007 and 2006 was $0 and $8,604, respectively.

                   The Company has issued shares that vest over time (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the three months ended March 31, 2007:

                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested Shares                         Shares                           Weighted-Average
                                                                                                 Grant-Date     Fair
                                                                                                 Value
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested January 1, 2007                 100,000                         $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Granted                                       --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Vested                                   (100,000)                        $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Forfeited                                     --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested March 31, 2007                      --                             --
                   ----------------------------------- -------------------------------- -----------------------------

                  The total fair value of shares vested during the three months ended March 31, 2007 and 2006, was $51,000 and $430,000, respectively.

NOTE 4 -          PREPAID EXPENSES

                  Prepaid expenses at March 31, 2007 include a payment for errors and omissions insurance coverage. The unamortized amount at March 31, 2007 is $622,000, which will be written off over the next ten months.

NOTE 5 -          OTHER ASSETS

                  Other assets include receivables for underwriting fees of $977,000 and security deposits of $289,000.

NOTE 6 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2007 includes an insurance premium financing agreement with a current balance of $585,000, payable in eight remaining monthly installments of $74,781 each, including interest at the rate of 5.87% per annum.

NOTE 7 -          DEFINITIVE MERGER AGREEMENT

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

                  In June 2006, the Okun Purchasers purchased in the open market and privately negotiated transactions, 2,159,348 shares of the Company's common stock, and in privately negotiated transactions, 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of the Company's common stock) and $1,190,000 principal amount of the Company's convertible debentures (convertible into 2,380,000 shares of the Company's common stock).

                  On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of the Company's common stock. As a result of these purchases and conversions, the Okun Purchasers beneficially owned 24.6% of the Company's common stock (assuming none of the shares of Series A Preferred Stock were converted into common stock).

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

                  On December 29, 2006, the Company received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged the Company's failure to satisfy conditions and the Company's alleged breach of various representations, warranties, covenants and agreements in the merger agreement (See Note 8-Legal Matters-Termination of Merger Agreement; Litigation and Settlement).

NOTE 8 -          LEGAL MATTERS

                  The Company is a respondent or co-respondent in various legal proceedings, including customer arbitrations and regulatory investigations. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on the Company's condensed consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate, and could impair the Company's ability to meet the statutory net capital requirements of its securities business.

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

                  NASD Enforcement Sales Practice Investigation

                  The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has indicated that it will be seeking a monetary penalty and certain undertakings by FMSC. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which will not have a materially adverse effect on our financial statements.

12
                  Termination of Merger Agreement, Litigation; and Settlement
                  -----------------------------------------------------------

                  On December 29, 2006, the Company received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged the Company's failure to satisfy conditions and the Company's alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

                  On January 8, 2007, the Company filed a lawsuit in the Supreme Court of New Jersey, Monmouth County, Chancery Division against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the "Okun Defendants"). The purpose of this lawsuit was to enforce the terms of the merger pursuant to the merger agreement executed on May 5, 2006. Pursuant to the merger agreement shareholders of the Company's common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. The Company's complaint demands specific performance of the merger agreement and completion of the merger. In the alternative, the Company sought compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought to void the lease agreement that the Company entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, NJ. The Company claimed that the Okun Defendants fraudulently induced the Company to execute this new lease by falsely representing that the Okun Purchasers would consummate the merger.

                  On February 12, 2007, the Company received the Okun Purchasers' answer to the lawsuit which contained several counterclaims against it. In their counterclaims, the Okun Purchasers alleged that the Company breached the merger agreement and failed to disclose certain material facts about the Company, and sought the return of $2 million held in escrow as well as compensatory damages, interest and costs.

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

                  On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of the Company's voting securities. According to the amended Schedule 13D, additional shares of the Company's common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of the Company's former officers and directors. (See Note 7-

                  On May 9, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants ("Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement. Under the Settlement Agreement, Louis J. Rogers, formerly of Triple Net Properties LLC, will become the Chief Executive Officer and a director of the Company. Victor K. Kurylak, the Company's current Chief Executive Officer, will remain as President of the Company and also as President and Chief Executive Officer of First Montauk Securities Corp., the broker-dealer subsidiary of the Company. In addition, Mr. Okun, through affiliates, has agreed to invest an additional $2,000,000 in the Company through the purchase of preferred stock or convertible debt directly from the Company within 90 days after approval of the Settlement Agreement by the Federal District Court, District of New Jersey.

                  According to the terms of the Settlement Agreement, a Put Option will be issued to all Company shareholders other than the Okun affiliates. The Put Option is designed to allow the remaining minority shareholders of the Company to sell their shares to an Okun affiliate for $1.00 per common share of the Company, the original purchase price under the merger agreement, in 18 months. However, if the market price of the Company's common shares exceeds $1.25 per share for 45 days in any 60 trading day period during the 18 months with daily volume greater than 75,000 shares, and certain other conditions are satisfied, the Put Options will terminate. The Put Options are nontransferable and subject to various other terms and conditions. The Put Options will be issued on a record date to be determined by the parties to the settlement.

                  Upon Mr. Okun's investment of the $2,000,000 within 90 days, the Company's board of directors will increase the number of directors on the board by three members and fill these newly created directorships with three additional persons to be nominated by Mr. Okun. The existing independent directors of the Company will continue to serve until the next annual meeting but will not stand for reelection. The next annual meeting will be rescheduled from the previously announced date of June 22, 2007 to a date to be determined later in the year.

                  On May 11, 2007, the Company filed with the SEC a Form 8-K relating to the settlement, the Put Option, the investment of $2 million by Mr. Okun, and the appointment of Mr. Rogers as Chief Executive Officer and a director of the Company.

                  The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement which is filed as Exhibit 10.1 to the Report on Form 8-K.

                  As of March 31, 2007, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. As of March 31, 2007, it was not possible to predict the outcome of these legal matters pending against the Company.

NOTE 9 -          LOSS PER SHARE

                  Basic loss per share for the three months ended March 31, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted loss per share:

                  ------------------------------------------------- -------------------------------------------------
                                                                              Three months ended March 31,
                  ------------------------------------------------- -------------------------------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                                                                             2007                     2006
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                                                                          (unaudited)             (unaudited)
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                  Numerator - basic and diluted:
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------

                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                  Net loss                                                      $(517,548)              $(1,043,794)
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                  Deduct: Preferred stock dividends                               (42,903)                  (42,776)
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------

                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                  Numerator for basic and diluted loss per share                $(560,451)              $(1,086,570)
                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------

                  ------------------------------------------------- ----------------------- -------------------------
                  ------------------------------------------------- ----------------------- -------------------------
                  Denominator  for  basic  and  diluted  loss  per             18,483,338                15,335,937
                  share (weighted average)
                  ------------------------------------------------- ----------------------- -------------------------


                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ------------------------------------------- -------------------------------------------------------
                                                                                Three months ended
                  ------------------------------------------- -------------------------------------------------------
                  ------------------------------------------- -------------------------------------------------------
                                                                                    March 31,
                  ------------------------------------------- -------------------------------------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                                                                         2007                        2006
                                                                         ----                        ----
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------

                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Stock options                                          2,121,402                    2,323,402
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Warrants                                                 407,518                      464,724
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Convertible debentures                                    25,000                    2,440,000
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Convertible preferred stock                            2,588,978                    2,588,978
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Nonvested employee stock                                  --                          516,669
                  ------------------------------------------- --------------------------- ---------------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the three months ended March 31, 2007 and 2006 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) the timely completion of the acquisition of the Company by a private investor, and (xi) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the Commission, including our Form 10-K/A for the year ended December 31, 2006.

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

         Montauk Financial Group has approximately 237 registered representatives and services approximately 48,000 retail and institutional customers, which comprise over $3 billion in customer assets. All of our 102 branch office and satellite locations in 24 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended March 31, 2007 and 2006 (in thousands of dollars).

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                                March 31, 2007                     March 31, 2006
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
             Equities                     $    3,431            28%           $   6,335           48%
             Mutual Funds                      1,699            14%               1,601           12%
             Insurance                         1,085             9%               1,110            8%
             Alternative Products              1,545            13%                 564            4%
             Asset Management Fees             1,044             9%                 895            7%
             Fixed Income                         23            <1%                  18           <1%
                                           ----------        --------          ---------      --------
             Total                             8,827            73%              10,523           79%
       Principal Transactions                    594             5%               1,364           10%
       Investment Banking                      2,011            16%                 746            6%
       Interest and Other
             Interest                            582             5%                 576            4%
             Other                               231             1%                 103            1%
                                          -----------        --------          ---------      --------
             Total                               813             6%                 679            5%
                                          -----------        --------          ---------      --------
             Total revenues               $   12,245           100%            $ 13,312          100%
                                          ===========       =========          =========      =========


Overview

         Total revenues decreased $1.07 million, or 8%, for the three months ended March 31, 2007 (the "2007 quarter"), to $12.24 million from $13.31 million for the three months ended March 31, 2006 (the "2006 quarter"). The decrease in revenues is primarily attributable to a decline in the number of registered representatives from 285 at March 31, 2006 to 237 at March 31, 2007, a decrease of approximately 50 reps. Decreases in commissions from equity and principal transactions of $2.5 million, were partially offset by increases in investment banking revenue of $1.3 million and other income of $128,000.

         Expenses decreased in the 2007 quarter by $1.58 million, or 11%, compared to the 2006 quarter. There were reductions in most expenses categories, most notably communications and occupancy costs of $121,000 and commission expense of $457,000 in the 2007 quarter when compared to the 2006 quarter.

         The net loss attributable to common stockholders for the 2007 quarter decreased approximately $526,000 from a loss of $1.09 million, or ($.07) per basic and diluted share for the 2006 quarter to a loss of $560,000, or ($.03) per basic and diluted share for the 2007 quarter.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2007 quarter was $8.8 million compared to $10.5 million for the 2006 quarter, a decrease of approximately $1.7 million. Decreases in commissions from the sale of equities of $2.9 million were partially offset by increases in the sale of alternative products and mutual funds of $980,000 and $84,000, respectively and fees from managed accounts of $150,000. This decrease highlights the change in our business mix over the last several years, moving primarily from transaction based to more fee based in nature.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $770,000, or 56%, from $1.4 million for the 2006 quarter to $594,000 for the 2007 quarter. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions.

Investment Banking

         Investment banking revenues for the 2007 quarter increased $1.26 million from $746,000 in the 2006 quarter, to $2.01 million in the 2007 quarter, an increase of approximately 170%. The increase in investment banking revenues is attributable to the Company having completed a greater number of investment banking transactions in the first quarter of 2007. This category includes private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income for the 2007 quarter remained relatively unchanged for the 2007 quarter. Other income, which includes marketing and operations fees, increased by $128,000 when compared to the 2006 quarter.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 8%, or $718,000, from $9.6 million for the 2006 quarter, to $8.8 million for the 2007 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, increased for the 2007 quarter, to $1.91 million (16% of total revenues) from $1.59 million (12% of total revenues), an increase of approximately $320,000 over the 2006 quarter. Included in the 2007 quarter was approximately $198,000 of severance costs for various personnel and additional bonus accruals of $105,000.

Executive Separation

         Executive separation costs decreased $951,266 for the 2007 quarter when compared with the 2006 quarter. In February 2006, the Company entered into a separation agreement with our Chairman of the Board, which provided for the termination of his employment as of that date. In the 2007 quarter, there was no separation agreements entered into with any executives.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $232,000 in the 2007 quarter when compared to the 2006 quarter. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 7%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $121,000, from $545,000 in the 2006 quarter to $424,000 in the 2007 quarter primarily due to the termination of our New York City branch office lease in September 2006 and costs related to the operating of that office.

Legal matters and related costs

         Legal matters and related settlement costs increased $232,000, from $199,000 during the 2006 quarter to $431,000 for the 2007 quarter, most of which was related to legal fees. During the first quarter of 2006, we expensed $61,000 for legal fees in connection with the anticipated sale of our stock to a private investor. During the 2007 quarter, we expensed $190,000 related to various lawsuits involving the proposed merger that was terminated in December 2006 (See
Note 8-Legal Matters).

Other Operating Expenses

         Other operating costs decreased approximately $90,000, to $738,000 in the 2007 quarter from $828,000 during the 2006 quarter. The largest decrease in other operating expenses during the 2007 quarter were for the categories of depreciation, errors & omissions insurance, and professional fees of $41,000, $32,000 and $50,000, respectively.

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

         Overall, cash and cash equivalents decreased during the three months ended March 31, 2007 by $928,000. Net cash used in operating activities during the 2007 quarter was $879,000, which consists of a net loss of $518,000, increased by non-cash charges including depreciation of $38,000, amortization of stock compensation and deferred costs of $38,000. Cash was reduced by increases in securities owned, prepaid expenses and broker receivables of $80,000, $535,000 and $551,000, respectively, and decreases in accrued expenses of $412,000. Cash was increased by a decrease in the amount due from clearing firm of $532,000 and increases in accounts payable of $538,000.

         Additions to property and equipment of $5,100 accounted for the use of cash from investing activities during the three months ended March 31, 2007.

          Financing activities used net cash of $44,000 due to the payment of preferred stock dividends of $43,000 and capital leases of $1,000 during the first three months of 2007.

        The financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at March 31, 2007 of approximately $585,000, payable in eight remaining monthly installments of $74,781 each, including interest at the rate of 5.87% per annum.

Consolidated Contractual Obligations and Lease Commitments

            The table below provides information about our commitments related to debt obligations, leases, guarantees and investments as of March 31, 2007. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.


As of March 31, 2007                                Expected Maturity Date
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
                                                                                                               After
Category                             2007             2008             2009           2010            2011      2011          Total
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------

Debt Obligations                  $25,000                0                0              0               0         0        $25,000
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
Capital Lease Obligations               0                0                                                         0
                                                                          0              0               0                       $0
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
Operating Lease
Obligations                    $1,012,782         $890,496         $648,337        $50,762               0         0     $2,602,377
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------
Total                          $1,037,782         $890,496         $648,337        $50,762              $0        $0     $2,627,377
-------------------------- --------------- ---------------- ---------------- -------------- --------------- --------- --------------

Net Capital

         At March 31, 2007, Montauk Financial Group had net capital of $1,461,330, which was $1,211,330 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 2.38 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         As of March 31, 2007, we have 305,369 Series A preferred shares issued and outstanding. Quarterly dividends of $22,903 and $22,776 were paid during the three months ended March 31, 2007 and 2006, respectively.

         Mr. Okun beneficially owns 283,087 shares of Series A Preferred Stock.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which will have a deemed issue price of $1,000,000, and is convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provides that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $20,000 was paid during the three months ended March 31, 2007 and 2006.

         Mr. Okun beneficially owns all shares of Series B Preferred Stock which were purchased in a private transaction on February 23, 2007 at a price of $10.00 per share of Series B Preferred Stock.

Application of Critical Accounting Policies

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2006 Annual Report filed on Form 10-K/A. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Certain of our business activities expose us to market risk. This market risk represents the potential for loss that may result from a change in value of a financial instrument as a result of fluctuations in interest rates, equity prices or changes in credit rating of issuers of debt securities. This risk relates to financial instruments we hold as investment and for trading. Securities inventories are exposed to risk of loss in the event of unfavorable price movements. Securities positions are marked to market on a daily basis. Market-making activities are client-driven, with the objective of meeting clients' needs while earning a positive spread. At March 31, 2007 and December 31, 2006, the balances of our securities positions owned, and sold not yet purchased, were approximately $279,000 and $198,000, and $11 and $495, respectively. In our view, the potential exposure to market risk, trading volatility and the liquidity of securities held in the firm's inventory accounts could potentially have a material effect on its financial position.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

         Based on their evaluation, as of March 31, 2007, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NASD Enforcement Sales Practice Investigation

       The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has indicated that it will be seeking a monetary penalty and certain undertakings by FMSC. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. It is believed that any resolution will include a monetary penalty which will not have a materially adverse effect on our financial statements.

Termination of Merger Agreement, Litigation and  Settlement

        See Note 8 - Legal Matters - Termination of Merger Agreement; Litigation and Settlement.

Item 1A. Risk Factors

        Refer to December 31, 2006 Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Amended and Restated Employment Agreement with Victor Kurylak

As of May 9, 2007, the Company and Victor K. Kurylak, President and Chief Executive Officer of the Company, executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed in connection with the execution of the Settlement Agreement. Pursuant to the Amended Employment Agreement, Mr. Kurylak will continue his employment by the Company as President of the Company and also President and Chief Executive Officer of First Montauk Securities Corp., the Company's broker-dealer subsidiary. Mr. Kurylak will resign, however, from the position of Chief Executive Officer of the Company. In this modified capacity, Mr. Kurylak will report to the Chief Executive Officer of the Company and the Company's board of directors. In addition, Mr. Kurylak will continue to serve as a member of the board of directors of the Company.

The Amended Employment Agreement will expire on December 31, 2007 ("Term"), subject to renewal for one additional period of one year unless the Company provides written notice of its intention not to renew the Amended Employment Agreement at least 120 days prior to December 31, 2007. During the term of the Amended Employment Agreement, Mr. Kurylak will be compensated at the rate of $300,000 on an annualized basis. He is eligible for customary fringe benefits and to participate in the Company's executive bonus pool.

In the event of the termination of Mr. Kurylak's employment by the Company without "cause" or by Mr. Kurylak for "good reason" as these terms are defined in the Amended Employment Agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) base salary for the remainder of the Term; (c) a severance payment equal to $300,000 payable in a lump sum payment; (d) continued participation in the Company's benefit plans (or comparable plans); and (e) any applicable bonus. If Mr. Kurylak's employment is terminated by the Company for "cause" or by him without "good reason", he will be entitled only to accrued compensation. If termination of the Amended Employment Agreement occurs as a result of the expiration of such agreement without renewal by the Company at the end of the Term, Mr. Kurylak will be entitled to the accrued compensation, any applicable bonus and the severance payment.

In the event Mr. Kurylak is a member of the board of directors of the Company on the termination date, the payment of any and all compensation due under the Amended Employment Agreement, except the accrued compensation, is expressly conditioned on Mr. Kurylak's resignation from the board of directors of the Company within five (5) business of the termination date.

The Amended Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Kurylak's employment.

The foregoing description of Mr. Kurylak's Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which is filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on May 11, 2007.

Appointment of Louis Rogers as Chief Executive Officer of the Company

Pursuant to the Settlement Agreement, Mr. Louis Rogers is being appointed Chief Executive Officer and a director of the Company. The Company and Mr. Rogers shall enter into an employment agreement on mutually agreeable terms.

24


Item 6.  Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
10.1              Settlement Agreement dated as of May 8, 2007 among First Montauk Financial Corp., Edward H. Okun,
                  Investment Properties of America, LLC,  IPofA Water View, LLC, FMFG Acquisition Co. Inc., FMFG
                  Ownership I, FMFG Ownership II, Victor K. Kurylak, Ward R. Jones, Jr., Barry Shapiro, David
                  Portman and Mindy Horowitz (Filed as Exhibit 10.1 to the Form 8-K dated May 11, 2007)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.2              Amended and Restated Agreement, dated as of May 9, 2007 between Victor K. Kurylak and  First
                  Montauk Financial Corp. (Filed as Exhibit 10.2 to the Form 8-K dated May 11, 2007)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
99.1              Press Release dated May 9, 2007
----------------- ----------------------------------------------------------------------------------------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: May 15, 2007               /s/ Mindy A. Horowitz
                                  ---------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


                                  /s/ Victor K. Kurylak
                                  ---------------------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer