Form 10-Q
period 2007-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2007-08-14
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,254,248 shares of Common Stock were outstanding at August 14, 2007.


                                      FIRST MONTAUK FINANCIAL CORP.
                                                FORM 10-Q
                                              June 30, 2007

                                                 INDEX

                                                                                                Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Condensed Consolidated Statements of Financial Condition as of
              June 30, 2007 (unaudited) and December 31, 2006 .................................. F-1

           Condensed Consolidated Statements of Operations for the Six Months and
              Three Months Ended June 30, 2007 (unaudited) and 2006 (unaudited)................. F-2

           Condensed Consolidated Statements of Changes in Stockholders' Equity
             for the period from January 1, 2006 to June 30, 2007 (unaudited)............. F-3 - F-4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2007 (unaudited) and 2006 (unaudited) .................................... F-5

            Notes to Condensed Consolidated Financial Statements .............................. 6-19

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................... 20-27

         Item 3.  Risk Management ............................................................ 28-30

         Item 4.  Controls and Procedures .....................................................   30

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ...........................................................   31

         Item 1A. Risk Factors ................................................................   31

         Item 2.  Unregistered Sales of Equity Securities ....................................    31

         Item 3.  Defaults Upon Senior Securities ............................................    31

         Item 4.  Submission of Matters to a Vote of Security Holders ........................    31

         Item 5.  Other Information ..........................................................    32

         Item 6.  Exhibits ...................................................................    33

         Signatures ..........................................................................    34





                                      FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              June 30,            December 31,
                                                                                                2007                  2006
                                                                                            (unaudited)            (restated)
ASSETS
Cash and cash equivalents                                                                    $ 430,655           $ 1,145,751
Due from clearing firm                                                                       3,745,445             4,988,747
Securities owned, at market value                                                              284,776               198,447
Prepaid expenses                                                                               722,565               285,480
Employee and broker receivables - net of reserve for bad debt
       of $783,122 and $807,536 respectively                                                   313,275               343,491
Property and equipment - net                                                                   178,999               239,033
Other assets                                                                                 1,424,145               597,968
                                                                                   -------------------    -------------------
       Total assets                                                                        $ 7,099,860           $ 7,798,917
                                                                                   ====================   ===================
LIABILITIES
Accounts payable                                                                           $ 1,375,318           $   313,427
Accrued expenses                                                                               759,938             1,195,426
Income taxes payable                                                                            12,000                 4,167
Commissions payable                                                                          2,217,862             2,378,935
Securities sold, not yet purchased, at market value                                                 11                   495
6% convertible debentures                                                                       25,000                25,000
Capital leases payable                                                                               -                   820
Other liabilities                                                                               52,577                67,156
                                                                                   --------------------   -------------------
        Total liabilities                                                                    4,442,706             3,985,426
                                                                                   --------------------   -------------------

Commitments and contingencies

Series B convertible redeemable preferred stock, 445,102 shares authorized,
   $.10 par value, 0 and 197,824 shares issued and outstanding, respectively
   liquidation preference:  $0 and $1,000,000, respectively                                          -             1,000,000

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                  -                     -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
  22,282 and 305,369 shares issued and outstanding, respectively;
  liquidation preference: $111,410 and $1,526,845, respectively                                  2,228                30,537
Common stock, no par value, 60,000,000 shares authorized,
13,254,248 and 18,526,553 shares issued and outstanding, respectively                        9,627,127            11,646,620
Additional paid-in capital                                                                   4,035,064               950,592
Accumulated deficit                                                                        (11,007,265)           (9,814,258)
                                                                                   -------------------    -------------------
        Total stockholders' equity                                                           2,657,154             2,813,491
                                                                                   -------------------    -------------------
        Total liabilities and stockholders' equity                                         $ 7,099,860           $ 7,798,917
                                                                                   ====================   ===================



                             See notes to condensed consolidated financial statements.

                                                        F-1

                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Six Months Ended June 30,       Three Months Ended June 30,
                                                                         2007            2006              2007           2006
                                                                    (unaudited)         (unaudited)     (unaudited)    (unaudited)
Revenues:

Commissions                                                            $17,233,155   $20,427,390        $8,406,159     $9,904,625
Principal transactions                                                     954,976     2,484,800           360,560      1,120,246
Investment banking                                                       2,479,420     2,317,234           468,932      1,571,673
Interest and other income                                                1,522,131     1,688,306           709,414      1,009,164
                                                                      -------------  ------------       -----------   ------------
     Total revenue                                                      22,189,682    26,917,730         9,945,065     13,605,708
                                                                      -------------  ------------       -----------   ------------
Expenses:

Commissions, employee compensation and benefits                         19,226,882    22,120,306         8,478,812     11,040,703
Executive separation                                                             -       951,266                 -        -
Clearing and floor brokerage                                               799,553       695,779           391,993         (3,156)
Communications and occupancy                                               834,544       883,293           410,778        345,485
Legal matters and related costs                                            984,251       612,551           553,707        414,048
Other operating expenses                                                 1,423,214     1,534,775           685,692        699,886
Interest                                                                    12,843        66,746             8,761         32,795
                                                                      -------------  ------------       -----------   -------------
     Total expenses                                                     23,281,287    26,864,716        10,529,743     12,529,761

Income (loss) before income taxes                                       (1,091,605)       53,014          (584,678)     1,075,947
Provision for income taxes                                                  15,599        45,061             4,978         24,200
                                                                      -------------  ------------       -----------   --------------
   Net income (loss)                                                    (1,107,204)        7,953          (589,656)     1,051,747
   Preferred stock dividends                                               (85,803)      (85,641)          (42,900)       (42,866)
                                                                      -------------  -------------      -----------   --------------
   Net income (loss) applicable to common stockholders                $ (1,193,007)    $ (77,688)        $(632,556)    $1,008,881
                                                                  =================  =============      ===========   ==============

Income (loss) per share:
  Basic                                                                    $ (0.07)          $ -           $ (0.04)        $ 0.06
  Diluted                                                                  $ (0.07)          $ -           $ (0.04)        $ 0.05

Weighted average number of shares of stock outstanding:
  Basic                                                                 18,063,724    15,594,185        17,648,721     15,842,628
  Diluted                                                               18,063,724    15,594,185        17,648,721     19,363,508





                                           See notes to condensed consolidated financial statements.




                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2006 (RESTATED) AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)


                                              Series A Convertible    Series B Convertible                               Additional
                                                 Preferred Stock   Preferred Stock (Restated)       Common Stock         Paid-in
                                               Shares     Amount       Shares     Amount        Shares        Amount      Capital

Balances at January 1, 2006, as
 previously reported                          305,369    $30,537      197,824   $  19,782     15,937,407   $10,444,110  $ 1,930,810
Restatement to reclassify Series B
 stock as temporary equity                                           (197,824)    (19,782)                                 (980,218)
                                             --------------------    ---------------------    -------------------------   ----------
Balances at January 1, 2006, as restated      305,369     30,537         -           -        15,937,407    10,444,110      950,592

Increase in deferred compensation                                                                              (76,266)
Amortization of deferred compensation
Reclass to common stock                                                                                        (39,546)
Exercise of incentive stock options                                                               68,800        33,504
Cashless exercise of incentive stock options                                                      27,586
Cashless exercise of warrants                                                                     42,760        22,211
Expired warrant obligation                                                                             -        37,607
Conversion of bonds into common stock                                                          2,450,000     1,225,000
Payment of preferred stock dividends
Net loss for the period
                                             --------------------    ---------------------    -------------------------   ----------
Balances at December 31, 2006                 305,369     30,537           -          -       18,526,553    11,646,620      950,592

Amortization of deferred compensation                                                                           36,670
Payment of preferred stock dividends
Redemption of preferred A stock                       (1,629,549)                                                         1,629,549
Cancellation of preferred A stock            (283,087) 1,601,240                                                         (1,601,240)
Cancellation of preferred B stock                                                                                         1,000,000
Cancellation of common stock                                                                  (5,272,305)   (2,056,163)   2,056,163
Net loss for the period
                                             --------------------    ---------------------    -------------------------   ----------
Balances at June 30, 2007                      22,282     $2,228            -        $ -      13,254,248    $9,627,127  $ 4,035,064
                                             ====================    =====================    =========================   ==========







                                                  See notes to condensed consolidated financial statements.





                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED DECEMBER 31, 2006 (RESTATED) AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)


                                                           (Accumulated               Deferred              Stockholders'
                                                              Deficit)              Compensation               Equity

Balances at January 1, 2006, as previously reported        $ (8,809,203)             $ (388,185)             $3,227,851
Restatement to reclassify Series B stock
 as temporary equity                                                                                         (1,000,000)
                                                      ------------------        ----------------       -------------------
Balances at January 1, 2006, as restated                     (8,809,203)               (388,185)              2,227,851

Increase in deferred compensation                                                        76,266                       -
Amortization of deferred compensation                                                   272,373                 272,373
Reclass to common stock                                                                  39,546                       -
Exercise of incentive stock options                                                                              33,504
Cashless exercise of incentive stock options                                                                          -
Cashless exercise of warrants                                                                                    22,211
Expired warrant obligation                                                                                       37,607
Conversion of bonds into common stock                                                                         1,225,000
Payment of preferred stock dividends                           (168,506)                                       (168,506)
Net loss for the period                                        (836,549)                                       (836,549)
                                                      ------------------        ----------------       -------------------
Balances at December 31, 2006                                (9,814,258)                      -               2,813,491

Amortization of deferred compensation                                                                            36,670
Payment of preferred stock dividends                            (85,803)                                        (85,803)
Cancellation of preferred A stock
Cancellation of preferred B stock                                                                             1,000,000
Cancellation of common stock
Net loss for the period                                      (1,107,204)                                     (1,107,204)
                                                      ------------------        ----------------       -------------------
Balances at June 30, 2007                                 $ (11,007,265)                    $ -              $2,657,154
                                                      ==================        ================       ===================






                                        See notes to condensed consolidated financial statements.






                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                                      2007                  2006
                                                                                   (unaudited)           (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                               $ (1,107,204)              $ 7,953

Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation of property and equipment                                                71,947               151,260
 Amortization of stock compensation and deferred costs                                 36,670               332,178
 Note payable issued in connection with separation agreement                                -               295,547
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                             1,243,302               (37,613)
 Securities owned                                                                     (86,329)             (171,220)
 Prepaid expenses                                                                    (437,085)             (684,368)
 Employee and broker receivables                                                       30,216                57,913
 Other assets                                                                        (826,177)              119,851
 Accounts payable                                                                   1,061,891               244,282
 Accrued expenses                                                                    (435,488)             (221,495)
 Income taxes payable                                                                   7,833                 3,000
 Commissions payable                                                                 (161,073)             (246,164)
 Securities sold, not yet purchased                                                      (484)                5,362
 Other liabilities                                                                    (14,579)               69,139
                                                                                --------------         ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                (616,560)              (74,375)
                                                                                --------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                  (11,913)               (5,307)
                                                                                --------------         ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (11,913)               (5,307)
                                                                                --------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                                (820)               (4,543)
 Proceeds from exercise of incentive stock option                                           -                11,034
 Payment of preferred stock dividends                                                 (85,803)              (85,641)
                                                                                --------------         ----------------
NET CASH USED IN FINANCING ACTIVITIES                                                 (86,623)              (79,150)
                                                                                --------------         ----------------
Net decrease in cash and cash equivalents                                            (715,096)             (158,832)
Cash and cash equivalents at beginning of period                                    1,145,751             1,990,815
                                                                                --------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 430,655           $ 1,831,983
                                                                                ==============         ================
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                            $ 12,843              $ 63,176
                                                                                ==============         ================
 Income taxes                                                                         $ 8,361             $ 108,644
                                                                                ==============         ================
Noncash investing and financing activities:
 Proceeds from exercise of warrants                                                       $ -              $ 22,211
 6% convertible debentures converted into common stock                                    $ -           $ 1,225,000
 Cancellation and Redemption of Preferred A stock                                    $ 28,309           $      -
 Cancellation of Preferred B Stock                                               $  1,000,000           $      -
 Cancellation of Common stock                                                    $  2,056,199           $      -




                                      See notes to condensed consolidated financial statements.




                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -         BASIS OF PRESENTATION

                  The interim financial information as of June 30, 2007 and for the six-month and three-month periods ended June 30, 2007 and June 30, 2006 has been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the interim financial statements rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations ("MD&A") included elsewhere in this report on Form 10-Q and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, previously filed with the SEC on May 4, 2007.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2007, and results of operations for the six months and three months ended June 30, 2007 and 2006, cash flows for the six months ended June 30, 2007 and 2006 and changes in stockholders' equity for the six months ended June 30, 2007, as applicable, have been made. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

                  The condensed consolidated statement of financial condition for December 31, 2006 has been restated. The restatement reflects a change in the accounting for the Series B redeemable preferred stock from stockholder's equity to temporary equity resulting from a redemption feature in the Series B that was not in the control of the Company. The result of the restatement was the reduction of stockholders' equity at December 31, 2006 by $1 million and an increase in temporary equity of $1 million. In June 2007, the Series B preferred stock was surrendered by its owner and cancelled by the Company resulting in an increase in paid-in capital by the $1 million temporary equity.

                  We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and reductions in overhead costs. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

NOTE 2 -          RECENT ACCOUNTING PRONOUNCEMENTS

                  Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48")
                  -----------------------------------------------------

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

                  This Plan provides for accelerated vesting if there is a change in control as defined in the plan. All shares had been fully vested prior to the change in control due to the Okun transaction (See Note 7).

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

                  As a result of the adoption of FAS 123(R), the Company's results for the six and three month periods ended June 30, 2007 includes share-based compensation expense for employee options and shares totaling approximately $5,373 and $1,023, respectively. The Company's results for the six and three month periods ended June 30, 2006 includes share-based compensation expense for employee options and shares totaling approximately $213,000 and $114,000, respectively. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

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

                  Stock compensation expense related to non-employee options was approximately $31,297 and $(1,959) for the six and three month periods ended June 30, 2007 compared to approximately $50,000 and $13,000 for the six and three month periods ended June 30, 2006. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

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

                  The assumptions made in calculating the fair values of all options are as follows:

                      --------------- ----------------------------- ----------------------------------
                                             Six Months Ended               Three Months Ended
                      --------------- ----------------------------- ----------------------------------
                      --------------- -------------- -------------- ----------------- ----------------
                                      June 30, 2007  June 30, 2006   June 30, 2007     June 30, 2006
                      --------------- -------------- -------------- ----------------- ----------------
                      --------------- -------------- -------------- ----------------- ----------------
                      Expected                  69%            68%         69%                68%
                      volatility
                      --------------- -------------- -------------- ----------------- ----------------
                      --------------- -------------- -------------- ----------------- ----------------
                      Expected
                      dividend yield             0%             0%          0%                 0%
                      --------------- -------------- -------------- ----------------- ----------------
                      --------------- -------------- -------------- ----------------- ----------------
                      Risk-free
                      interest rate     3.71%-5.05%    3.71%-5.10%  3.71%-5.05%       3.71%-5.10%
                      --------------- -------------- -------------- ----------------- ----------------
                      --------------- -------------- -------------- ----------------- ----------------
                      Expected  term
                      (in years)          1-5 years      1-5 years   1-5 years          1-5 years
                      --------------- -------------- -------------- ----------------- ----------------

                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first six months of 2007.

                  ----------------------------- -------------- ------------------ --------------------- ------------------
                                                               Weighted Average   Weighted Average
                                                Number         Exercise Price     Remaining             Aggregate
                  Stock Options                 of Shares      per Share          Contractual Term      Intrinsic Value
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at
                  January 1, 2007                   2,137,402          $0.79                       2.5             92,954
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Granted                             278,000          $0.59
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercised                                 -              -
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Forfeited/expired                 (448,002)          $0.74
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at                    1,967,400          $0.77                       2.6              9,464
                  June 30, 2007
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercisable at
                  June 30, 2007                     1,620,600          $0.78                       2.4              9,350
                  ----------------------------- -------------- ------------------ --------------------- ------------------


                   The weighted-average grant date fair value of all share options granted during the six months ended June 30, 2007 and 2006 was $0.21 and $0.59, respectively. The intrinsic value of all stock options exercised during the first six months of 2007 and 2006 was $0 and $55,000, respectively. Cash received from the exercise of all stock options in the first six months of 2007 and 2006 was $0 and $11,034, respectively.

                   The Company has issued shares that vest over time (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the six months ended June 30, 2007:

                   ----------------------------------- -------------------------------- -----------------------------
                                                                                                 Weighted-Average
                                                                                                 Grant-Date
                       Nonvested Shares                         Shares                           Fair Value
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested January 1, 2007                 100,000                         $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Granted                                       --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Vested                                   (100,000)                        $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Forfeited                                     --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested June  30, 2007                      --                             --
                   ----------------------------------- -------------------------------- -----------------------------

                  The total fair value of shares vested during the six months ended June 30, 2007 and 2006, was $51,000 and $825,000, respectively.

NOTE 4 -          PREPAID EXPENSES

                  Prepaid expenses at June 30, 2007 include a payment for errors and omissions insurance coverage. The unamortized amount at June 30, 2007 is $435,000, which will be written off over the next seven months.

NOTE 5 -          OTHER ASSETS

                  Other assets include receivables due from vendors for insurance and mutual funds commissions of $335,000, deposits of $395,000 and a receivable of $600,000 based upon a negotiated settlement with our insurance carrier.

NOTE 6 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2007 includes an insurance premium financing agreement with a current balance of $368,000, payable in five remaining monthly installments of $74,781 each, including interest at the rate of 5.87% per annum, legal fees due of $522,000 and an amount owed for the Company's annual conference of $111,000.

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

NOTE 8 -          COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2010. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:

                       Year ending December 31,

                                 2007                          $   430,903
                                 2008                              690,496
                                 2009                              648,337
                                 2010                               50,762
                                 2011 and beyond                        --
                                                                  --------
                                                               $ 1,820,498
                                                                 =========

                  Master Services Agreement:

                  Effective November 2006, the Company entered into a master services agreement with an outside entity for development of certain software, data integration and business processing improvement consulting services. The term of the agreement is for a minimum of 3 years and under the agreement the Company will pay $480,000 over an initial 12 month period and then $20,000 a month thereafter.

                  Employment Agreements:

                  In January 2007, First Montauk Securities Corp. ("FMSC"), the Company's broker-dealer subsidiary, entered into an employment agreement with a new Executive Vice President, Secretary and General Counsel which provides him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 per year through December 31, 2008, provided he is still employed by the Company at the end of each year.

                  As of May 9, 2007, the Company and Victor K. Kurylak, President and Chief Executive Officer of the Company, executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement. Pursuant to the Amended Employment Agreement, Mr. Kurylak was to continue his employment with the Company as President. Mr. Kurylak was to resign, however, from the position of Chief Executive Officer of the Company in connection with the May Settlement Agreement upon appointment of his successor and execution by his successor of an employment agreement with the Company. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak's resignation was not accepted and thus cancelled. On June 15, 2007, the Company and Mr. Kurylak executed an Amendment Number One to the Amended and Restated Employment Agreement ("Amendment to Amended Employment Agreement") to correctly state that Mr. Kurylak is employed in the capacity of President and Chief Executive Officer of both the Company and FMSC.

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

                  Legal Matters:

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

                  SEC Investigation

                  The SEC is investigating whether FMSC, and/or certain former employees failed reasonably to supervise the securities trading and research activities of a former analyst. The investigation covered the time period from approximately March 2000 until January 2004 when the analyst resigned. The SEC has recently advised us that it intends to recommend bringing an enforcement proceeding against FMSC, one of its former principals and another former employee for failing to supervise reasonably. The SEC will be seeking a monetary penalty and an order suspending the former principal from acting in a supervisory capacity for a period of time. FMSC is entitled to make a Wells submission to the SEC Staff and intends to make such a submission or otherwise attempt to negotiate a resolution with the SEC. FMSC is currently engaged in a process of negotiating a resolution to this matter with the SEC Staff but it is too early in such process to determine what the ultimate resolution may be. The Company believes that any resolution may include a monetary penalty that could have a materially adverse effect on our financial condition.

                  NASD Enforcement Sales Practice Investigation

                  The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has indicated that it will be seeking a monetary penalty and certain undertakings by FMSC. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. FMSC is currently engaged a process of negotiating a resolution to this matter with the NASD Staff but it is too early in such process to determine what the ultimate resolution may be. The Company believes that any resolution may include a monetary penalty that could have a materially adverse effect on our financial condition.

                  Termination of Merger Agreement; Litigation and Settlement

                  On December 29, 2006, the Company received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged the Company's failure to satisfy conditions and the Company's alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

                  On January 8, 2007, the Company filed a lawsuit in the Supreme Court of New Jersey, Monmouth County, Chancery Division against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the "Okun Defendants"). The purpose of this lawsuit was to enforce the terms of the merger pursuant to the merger agreement executed on May 5, 2006. Pursuant to the merger agreement shareholders of the Company's common stock would have received $1.00 in cash for each share of common stock. The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. The Company's complaint demanded specific performance of the merger agreement and completion of the merger. In the alternative, the Company sought compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought to void the lease agreement that the Company entered into with another Okun affiliate to relocate the Company's corporate offices to a building purchased by that Okun affiliate in Red Bank, NJ. The Company claimed that the Okun Defendants fraudulently induced the Company to execute this new lease by falsely representing that the Okun Purchasers would consummate the merger.

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

                  On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they now beneficially own 52.8% of the Company's voting securities. According to the amended Schedule 13D, additional shares of the Company's common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of the Company's former officers and directors. (See Note 7-Definitive Merger Agreement)

                  On May 9, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants ("May Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement. However, on May 23, 2007 the Company announced that it and the Okun Defendants had agreed to consent to the entry of a court order to vacate and set aside the May Settlement Agreement. The Company filed with the SEC Forms 8-K relating to the May Settlement Agreement and its subsequent setting aside on May 11 and 23, 2007, respectively.

                  On June 15, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants ("June Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement. The June Settlement Agreement provided that Okun's affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun's affiliates would hold less than 25% of the outstanding common shares of stock in First Montauk. These shares have since been surrendered and cancelled. The Company also obtained an exclusive 60 day option (the "Option Period") to purchase the balance of the shares held by the Okun affiliated entities (the "Option Securities") for the aggregate purchase price of $2,500,000 (the "Option"). During the Option Period, the Company shall be entitled to vote the Option Securities on any matter before the Company's shareholders. The June Settlement Agreement also provided that the lease between an Okun affiliated entity and the Company shall be deemed void ab initio.

                  In return, the Company agreed to direct the escrow agent, Signature Bank New York, to pay to an Okun affiliated entity the $2 million on deposit by Mr. Okun and the Okun Defendants under the Escrow Agreement executed and delivered pursuant to the May 5, 2006 Merger Agreement.

                  The foregoing description of the June Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement which is filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on June 15, 2007.

                  As of June 30, 2007, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. As of June 30, 2007, it was not possible to predict the outcome of these legal matters pending against the Company.

NOTE 9 -          EARNINGS (LOSS) PER SHARE

                  Basic earnings (loss) per share for the six and three months ended June 30, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings (loss) per share:

                                                        Six months ended June 30,                Three months ended June 30,
                                                 ----------------------------------------- -----------------------------------------
                                                 ----------------------- ----------------- ------------------- ---------------------
                                                          2007                 2006               2007                 2006
                                                          ----                 ----               ----                 ----
                                                      (unaudited)          (unaudited)        (unaudited)          (unaudited)
           Numerator - basic:
           Net income (loss)                          $     (1,107,204)      $     7,953      $     (589,656)       $    1,051,747
           Add:: preferred stock dividends                     (85,803)          (85,641)            (42,900)              (42,866)
                                                 ----------------------- ----------------- ------------------- ---------------------
           Numerator for basic earnings (loss)        $     (1,193,007)       $  (77,688)     $     (632,556)       $    1,008,881
           per share
                                                 ======================= ================= =================== =====================
           Numerator - diluted:

           Net income (loss)                          $     (1,107,204)       $  (77,688)      $    (589,656)       $    1,008,881
           Add: preferred stock dividends                      (85,803)           85,641             (42,900)               42,866
           Add: convertible debentures
           interest, net of tax                                   (750)           35,061                (375)                  375
                                                 ----------------------- ----------------- ------------------- ---------------------

           Numerator for diluted earnings
           (loss) per share                               $ (1,193,757)         $ 43,041          $ (632,931)          $ 1,052,122
                                                 ======================= ================= =================== =====================

           Denominator:

           Weighted average common shares
           outstanding                                      18,063,724        15,594,185          17,648,721            15,842,628
           Effect of dilutive securities:

               Stock options and warrants                            --                --                  --              841,276
               Convertible preferred stock                           --                --                  --            2,588,978
               Nonvested employee stock                              --                --                  --               40,625
               Convertible debentures                                --                --                  --               50,000

                                                 ----------------------- ----------------- ------------------- ---------------------

           Denominator for basic and diluted                18,063,724        15,594,185          17,648,721            19,363,507
           loss per share (weighted average)
                                                 ======================= ================= =================== =====================

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ------------------ ----------------------------- -----------------------------------------
                                           Six months ended                   Three months ended
                                               June 30,                            June 30,
                                         2007           2006               2007                 2006
                                         ----           ----               ----                 ----
                  ------------------ -------------- -------------- --------------------- -------------------
                  ------------------ -------------- -------------- --------------------- -------------------
                  Stock options          1,967,400      1,655,300       1,730,400            1,685,552
                  ------------------ -------------- -------------- --------------------- -------------------
                  ------------------ -------------- -------------- --------------------- -------------------
                  Warrants                 407,518        149,133         407,518              157,092
                  ------------------ -------------- -------------- --------------------- -------------------
                  ------------------ -------------- -------------- --------------------- -------------------
                  Convertible
                  debentures                50,000         50,000          50,000                   --
                  ------------------ -------------- -------------- --------------------- -------------------
                  ------------------ -------------- -------------- --------------------- -------------------
                  Convertible
                  preferred stock           44,564      2,588,978          44,564                   --
                  ------------------ -------------- -------------- --------------------- -------------------
                  ------------------ -------------- -------------- --------------------- -------------------
                  Nonvested
                  employee stock                --         58,153           -                   59,375
                  ------------------ -------------- -------------- --------------------- -------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the six months and three months ended June 30, 2007 and 2006 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 10 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At June 30, 2007, FMSC had net capital of $1,222,915, which was $972,915 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 2.78 to 1.

NOTE 11 - SUBSEQUENT EVENT - SHAREHOLDER RIGHTS PLAN

                  The Board of Directors of First Montauk declared a dividend of one preferred share purchase right for each outstanding share of First Montauk's common stock pursuant to a Rights Agreement dated as of August 8, 2007, between First Montauk and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"). The dividend was paid on August 8, 2007 to the Company's shareholders of record on that date ("Record Date"). In addition, the Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between August 8, 2007 and the earliest of:

     o the "distribution date", which is the earlier of: (1) the close of business on the tenth (10th) business day (unless further extended by a resolution adopted by a majority of the Continuing Directors of the Board of Directors of the Company as of the close of business on August 9, 2007 (the date of the Company's 2007 Annual Meeting)) after a public announcement that (i) a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock (the "Requisite Percentage") or (ii) in the case of Edward H. Okun, FMFG Ownership Inc., FMFG Ownership II, Inc. and any of their respective Affiliates and Associates (collectively, the "Okun Parties") and their respective successors and assigns acquired additional shares of the common stock and beneficially own more than an aggregate of 3,300,308 shares of common stock after the Record Date (each person specified in (i) and (ii) hereafter referred to as an Acquiring Person" ); and (2) a date that the Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming an Acquiring Person ;

     o   the date on which the rights expire, which is August 8, 2017; and

     o the date, if any, on which the Board of Directors redeems the preferred share purchase rights.

                  Each preferred share purchase right entitles its registered holder to purchase from the Company one one-hundredth of a share of a new Series C Participating Cumulative Preferred Stock, at a price of $2.00 per one one-hundredth of a preferred share, subject to adjustment as described below.

                  If an Acquiring Person acquires beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock after August 8, 2007 , after the distribution date the preferred share purchase rights will entitle each right holder, other than the Acquiring Person or any affiliate or associate of the Acquiring Person (whose preferred share purchase rights shall be null and void and nontransferable), to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price.

                  After an Acquiring Person becomes the beneficial owner of the Requisite Percentage or more of the outstanding shares of common stock but before the Acquiring Person becomes the beneficial owner of more than 50% of the common shares, the Board of Directors may elect to exchange each preferred share purchase right, other than those that have become null and void and nontransferable as described above, for shares of common stock, without payment of the purchase price. The exchange rate in this situation would be one-half of the number of shares of common stock that would otherwise be issuable at that time upon the exercise of one preferred share purchase right.

                  At any time prior to an Acquiring Person acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, the Board of Directors may redeem the preferred share purchase rights in whole, but not in part. the redemption price of $0.0001 per preferred share purchase right, subject to adjustment as provided in the Rights Agreement, may be paid in cash, shares of common stock or other First Montauk securities deemed by the Board of Directors to be at least equivalent in value. The Board of Directors may also supplement or amend any provision of the Rights Agreement, including the date on which the distribution date or expiration date would occur, the time during which the preferred share purchase rights may be redeemed and the terms of the preferred shares. In the case of a redemption, the preferred share purchase rights are designed to ensure that the Board of Directors has adequate time to consider any proposed acquisition transaction involving First Montauk and to protect First Montauk and its shareholders against any proposed acquisition transaction in which all shareholders are not treated equitably and do not receive fair value for their shares of common stock. The preferred share purchase rights have certain antitakeover effects and will cause substantial dilution to a person that attempts to acquire First Montauk on terms not approved by the Board of Directors. The preferred share purchase rights should not affect any prospective offeror willing to make an all-cash offer at a full and fair price, or willing to negotiate with the Board of Directors. Similarly, the preferred share purchase rights will not interfere with any merger or other business combination approved by the Board of Directors since the Board of Directors may, at its option, redeem all, but not less than all, of the then outstanding preferred share purchase rights at the redemption price.

                  The foregoing description of the Shareholder Rights Plan is qualified in its entirety by reference to the full text of the Rights Agreement, which is filed as Exhibit 4.1 to the Company's Report on Form 8-K filed on August 8, 2007.

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

         Montauk Financial Group has approximately 225 registered representatives and services approximately 48,000 retail and institutional customers, which comprise approximately $3 billion in customer assets. All of our 93 branch office and satellite locations in 24 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended June 30, 2007 and 2006 (in thousands of dollars).

                                                                 Three Months Ended
                                          -----------------------------------------------------------------
                                          ------------------------------ --- ------------------------------
                                                  June 30, 2007                      June 30, 2006
                                          ------------------------------     ------------------------------
                                             Amount        % of Total           Amount        % of Total
                                                            Revenues                           Revenues
     Commissions
           Equities                         $   3,384            34%           $   4,757           35%
           Mutual Funds                         1,593            16%               1,610           12%
           Insurance                            1,229            12%               1,080            8%
           Alternative Products                 1,070            11%               1,373           10%
           Asset Management Fees                1,026            10%               1,009            7%
           Fixed Income                           104             1%                  76            1%
                                          -------------- ---------------     -------------- ---------------
           Total                                8,406            84%               9,905           73%
     Principal Transactions                       361             4%               1,120            8%
     Investment Banking                           469             5%               1,572           12%
     Interest and Other
           Interest                               588             6%                 767            6%
           Other                                  121             1%                 242            1%
                                          -------------- ---------------     -------------- ---------------
           Total                                  709             7%               1,009            7%
                                          -------------- ---------------     -------------- ---------------
           Total revenues                     $ 9,945           100%            $ 13,606          100%
                                          ============== ===============     ============== ===============

Overview

         Total revenues decreased $3.66 million, or 27%, for the three months ended June 30, 2007 (the "2007 quarter"), to $9.95 million from $13.61 million for the three months ended June 20, 2006 (the "2006 quarter"). The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives from 256 at June 30, 2006 to 191 at June 30, 2007, a decrease of approximately 65 representatives. There were decreases in each category of revenues, the largest coming from equity commissions and principal transactions of $2.1 million and investment banking of $1.1 million.

         Expenses decreased in the 2007 quarter by $2 million, or 16%, compared to the 2006 quarter. The Company received $1 million from NFS in June 2006 as reimbursement for costs previously incurred. Included in expenses in 2006 is $820,000 of these expense offsets. Without taking this credit into account expenses would have decreased by $2.8 million for the 2007 quarter.


         The net loss applicable to common stockholders for the 2007 quarter was $633,000, or ($.04) per basic and diluted share compared to a net income attributable to common stockholders for the 2006 quarter of $1,009,000, or $0.06 per basic and $0.05 per diluted share.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2007 quarter was $8.4 million compared to $9.9 million for the 2006 quarter, a decrease of approximately $1.5 million. Decreases in commissions from the sale of equities of $1.4 million accounted for the majority of the reduction in commission revenues, while all other revenue categories remained fairly constant. This decrease highlights the result of the reduction in producing registered representatives' from the 2006 quarter to the 2007 quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $759,000, or 68%, from $1.1 million for the 2006 quarter to $361,000 for the 2007 quarter. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions and the use of our clearing firm to handle more of our fixed income securities transactions on an agency basis.

Investment Banking

         Investment banking revenues for the 2007 quarter decreased $1.1 million from $1.57 million in the 2006 quarter, to $469,000 in the 2007 quarter, a decrease of approximately 70%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions in the second quarter of 2007 when compared to the same quarter in 2006. This category includes private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income for the 2007 quarter decreased by approximately $300,000 when compared to the 2006 quarter. Included in interest and other income for the 2006 quarter is an additional $180,000 of margin interest rebate, a partial allocation of the $1.0 million received from NFS in June 2006.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 27%, or $2.62 million, from $9.6 million for the 2006 quarter, to $6.98 million for the 2007 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, increased for the 2007 quarter, to $1.5 million from $1.4 million, an increase of approximately $100,000 over the 2006 quarter.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, increased $395,000, to $392,000 in the 2007 quarter when compared to the 2006 quarter. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees for costs incurred in prior periods. Actual clearing costs for the 2006 quarter, excluding the settlement amount from NFS of $544,000, would have been $540,000. Therefore, clearing costs for the 2007 quarter would have decreased approximately $148,000 compared to the 2006 quarter. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 7%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs increased $66,000, from $345,000 in the 2006 quarter to $411,000 in the 2007 period. In the 2006 quarter there was a $135,000 reduction in costs incurred in prior periods related to data aggregation as part of the $1 million received from NFS in June 2006. Excluding this reduction, communications and occupancy costs would have decreased by approximately $69,000.

Legal matters and related costs

         Legal matters and related settlement costs increased $140,000, from $414,000 during the 2006 quarter to $554,000 for the 2007 quarter, most of which was related to legal fees. Legal settlements decreased by $59,000 during the 2007 quarter when compared to the 2006 quarter. The 2006 quarter included an additional reserve of $75,000 in connection with the settlement with the New Jersey Bureau of Securities. Legal fees during the second quarter of 2007 were $488,000 compared to $290,000 during the second quarter of 2006. In 2006, we incurred $122,000 in legal fees in connection with the anticipated acquisition of the Company by a private investor, compared to $240,000, net of a negotiated agreement with our insurance carrier to reimburse $600,000 for legal fees related to various lawsuits involving the termination of the proposed merger in December 2006 (See Note 8-Legal Matters).

Other Operating Expenses

         Other operating expenses remained relatively constant for the 2007 and 2006 quarters at $686,000 and $700,000, respectively.


Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues by Source

The following provides a breakdown of total revenues by source for the six-month periods ended June 30, 2007 and 2006 (in thousands of dollars).

                                                                 Six Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                                 June 30, 2007                      June 30, 2006
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
       Commissions
       Equities                          $    6,816             31%           $ 11,097           41%
       Mutual Funds                           3,292             15%              3,211           12%
       Insurance                              2,314             10%              2,190            8%
       Alternative Products                   2,614             12%              1,937            7%
       Asset Management Fees                  2,070              9%              1,904            7%
       Fixed Income                             127              1%                 89           <1%
                                         -------------- ---------------     -------------- ---------------
       Total                                 17,233             78%             20,428           76%
       Principal Transactions                   955              4%              2,485            9%
       Investment Banking                     2,480             11%              2,317            9%
       Interest and Other
       Interest                               1,168              5%              1,334            5%
       Other                                    354              2%                354            1%
                                         -------------- ---------------     -------------- ---------------
       Total                                  1,522              7%              1,688            6%
                                         -------------- ---------------     -------------- ---------------
       Total revenues                    $   22,190            100%          $  26,918           100%
                                         ============== ===============     ============== ===============


Overview


         Overall, revenues decreased $4.7 million for the six months ended June 30, 2007 (the "2007 period"), to $22.2 million, compared to $26.9 million, for the six months ended June 30, 2006 (the "2006 period"). Commission revenues decreased by $3.2 million while revenues from principal transactions decreased by $1.5 million. The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives from 256 at June 30, 2006 to 191 at June 30, 2007, a decrease of approximately 65 representatives. Included in interest and other income for the 2006 period is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS in June 2006, as discussed previously.

         Expenses in the 2007 period decreased by approximately $3.58 million, which includes an $820,000 credit in 2006 due to a partial allocation of the $1.0 million received from NFS in June 2006 and $951,000 of executive separation costs during the 2006 period. Taking into consideration these two items, expenses decreased by $3.45 million during the 2007 period when compared to the 2006 period, a decrease of 13%.

         Net loss applicable to shareholders in the 2007 period was $1,193,000, or ($0.07) per basic and diluted shares compared to a net loss applicable to shareholders of $77,000, or $0.00 per basic and diluted shares for the same period in 2006 .

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2007 period decreased $3.2 million to $17.2 from $20.4 million in the same period in 2006, again related to the reduction in the number of registered representatives from the 2006 period to the 2007 period. The decrease was primarily attributable to a reduction in revenue from agency equity transactions of $4.3 million, offset by increases in commissions from alternative products, which include commissions on REIT's, 1031 exchanges and oil & gas programs, of $677,000, fees from managed accounts of $166,000 and insurance revenues of $124.000.

Principal Transactions

         Principal transactions decreased $1.5 million, from $2.5 million for the 2006 period to $955,000 for the 2007 period. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions and the use of our clearing firm to handle more of our fixed income securities transactions.

Investment Banking

         Investment banking revenues increased by $163,000 for the 2007 period, from $2.32 million in the 2006 period, to $2.48 million in the 2007 period.

Interest and Other Income

         Interest and other income for the 2007 period decreased by $166,000 when compared to the 2006 period, which period included an additional $180,000 of margin interest rebate, a partial allocation of the $1.0 million received from NFS in June 2006.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 18%, or $3.3 million, from $19.1 million for the 2006 period, to $15.8 million for the 2007 period. Compensation and benefits expense for management, operations and clerical personnel, which include salaries and payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, increased for the 2007 period, to $3.4 million from $3.0 million, an increase of approximately $387,000 over the 2006 period. Included in the 2007 period was approximately $232,000 of severance costs for various personnel and additional bonus accruals of $154,000.

Executive Separation

         Executive separation costs decreased $951,266 for the 2007 period when compared with the 2006 period. In February 2006, the Company entered into a separation agreement with our then Chairman of the Board, which provided for the termination of his employment as of that date. In the 2007 period, there was no separation agreements entered into with any executives.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, increased from $696,000 in the 2006 period to $799,000 in the 2007 period, an increase of $103,000. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees for costs incurred in prior periods. Actual clearing costs for the 2006 period, excluding the settlement amount from NFS of $544,000, would have been $1.24 million, a decrease of $441,000 for the 2007 period. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 7%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $48,000, from $883,000 in the 2006 period to $835,000 in the 2007 period. In the 2006 period there was a $135,000 reduction in costs incurred in prior periods related to data aggregation as part of the $1 million received from NFS in June 2006. Excluding this reduction, communications and occupancy costs would have decreased by approximately $183,000. This decrease is primarily due to the termination of our New York City branch office lease in September 2006 and costs related to the operating of that office.

Legal matters and related costs

         Legal matters and related settlement costs increased $371,000, from $613,000 during the 2006 period to $984,000 for the 2007 period, most of which was related to legal fees. Legal settlements decreased by $53,000 during the 2007 period when compared to the 2006 period. The 2006 period included an additional reserve of $75,000 in connection with the settlement with the New Jersey Bureau of Securities. Legal fees during the first six months of 2007 were $920,000 compared to $496,000 during the first six months of 2006. In 2006, we incurred $183,000 in legal fees connection with the anticipated acquisition of the Company by a private investor, compared to $379,000, net of a negotiated agreement with our insurance carrier to reimburse $600,000 for legal fees related to various lawsuits involving the termination of the proposed merger in December 2006 (See Note 8-Legal Matters).

Other Operating Expenses

         Other operating expenses decreased $112,000 for the 2007 period, from $1.53 million in the 2006 period to $1.42 million in the 2007 period. The largest decreases were in depreciation expense of $79,000 and errors and omission insurance premiums of $64,000.

Liquidity and Capital Resources

         Approximately 63% of our assets consist of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the six months ended June 30, 2007 by $715,000. Net cash used in operating activities during the 2007 quarter was $616,000, which consists of a net loss of $1,107,000, increased by non-cash charges including depreciation of $72,000, amortization of stock compensation and deferred costs of $37,000. Cash was reduced by increases in securities owned, prepaid expenses and receivable from insurance and deposits of $86,000, $437,000, $600,000 and $241,000, respectively, and decreases in accrued expenses and commissions' payable of $435,000 and $161,000, respectively. Cash was increased by a decrease in the amount due from clearing firm of $1,243,000 and increases in accounts payable of $1,062,000.

         Additions to property and equipment of $11,900 accounted for the use of cash from investing activities during the six months ended June 30, 2007.

          Financing activities used net cash of $87,000 due to the payment of preferred stock dividends of $86,000 and capital leases of $820 during the first six months of 2007.

        The financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at June 30, 2007 of approximately $368,000, payable in five remaining monthly installments of $74,781 each, including interest at the rate of 5.87% per annum.

         We believe that our cash and cash equivalents will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and reductions in overhead costs. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

Contractual Obligations

         The Company has contractual obligations to make future payments in connection with its short-term debt, severance payments and non-cancelable lease agreements. The following table sets forth these contractual obligations by year. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

                                                                   Expected Maturity Date

   Category                                        2007          2008         2009         2010          Total
   -------------------------------------- -------------- ------------- ------------ ------------ --------------
   -------------------------------------- -------------- ------------- ------------ ------------ --------------

   Short-term debt (1)                          $26,048            $0           $0           $0        $26,048

   Guaranteed Severance (2)                     116,667        16,667            0            0        133,334

   Operating Leases                             430,903       690,496      648,337       50,762      1,820,498

   Master Services Agreement (3)                200,000       240,000      200,000            0        640,000
                                          -------------- ------------- ------------ ------------ --------------
   Total                                       $773,618      $947,163     $848,337      $50,762     $2,619,880
                                          ============== ============= ============ ============ ==============

        (1) Short-term debt in 2007 includes a convertible debenture in the amount of $25,000 with accrued interest of $1,048 maturing on 12/11/07.

        (2) Guaranteed severance payments are due and owing to our prior General Counsel of $133,334. Payments are made bi monthly at the rate of $16,667 per month with the last payment due in January 2008.

        (3) In 2007, the Company entered into a master services agreement with an outside entity for development of certain software, data integration and business process improvement consulting services. The term of the agreement is for a minimum of 3 years.

Net Capital

         At June 30, 2007, Montauk Financial Group had net capital of $1,222,915, which was $972,915 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 2.78 to 1.

Common Stock

         On June 15, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants ("June Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement between the Company and the Okun Purchasers. The June Settlement Agreement provided that Okun's affiliated entities would surrender 5,272,305 of their common share holdings. These shares have since been surrendered and cancelled. (See Note 8 - Legal Matters - Termination of Merger Agreement; Litigation and Settlement).

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 8-Legal Matters-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the parties to surrender all shares of Series A Preferred Stock previously owned by the Okun Defendants. On June 15, 2007, 283,087 shares of Series A Preferred Stock were surrendered and cancelled by the Company.

          As of June 30, 2007, we have 22,282 Series A preferred shares issued and outstanding. Quarterly dividends of $22,903 and $22,866 were paid during the three months ended June 30, 2007 and 2006, respectively.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which had a deemed issue price of $1,000,000, and was convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provided that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also included a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $20,000 was paid during the three months ended June 30, 2007 and 2006.

         Mr. Okun purchased all the shares of Series B Preferred Stock in a private transaction on February 23, 2007 at a price of $10.00 per share of Series B Preferred Stock. On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 8-Legal Matters-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the parties to surrender all shares of Series B Preferred Stock previously owned by the Okun Defendants. On June 15, 2007, 197,824 shares of Series B Preferred Stock were surrendered and cancelled by the Company. There are currently no shares of Series B Preferred Stock outstanding.

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

Item 3.  Risk Management

Business Risk. Our business is subject to significant risk from a decline in revenues due to the loss of registered representatives, expenses related to legal matters associated with our terminated merger plans and regulatory exposure. We may incur further losses in the future and such losses would necessarily affect the nature, scope and level of our future business.

         Our ability to continue as a going concern is dependent on our ability to maintain and increase operating revenues, reduce operating expenses, and raise additional capital. We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and reductions in overhead costs. We cannot make any assurances that we will be successful in these activities, which would therefore have a materially adverse affect on our financial condition.

         Our ability to obtain additional financing from other sources depends on many factors, some of which are beyond our control, including the state of the capital markets and the uncertainties that are common in the securities industry. The necessary additional financing may not be available to us or may be available only on terms that would result in dilution to the current owners of our common stock. If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

         As a securities broker-dealer, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

            o     the volatility of capital markets;
            o     governmental regulation;
            o     litigation;
            o     intense competition;
            o substantial fluctuations in the volume and price level of securities; and
            o     dependence on third parties.

         As a result, revenues and earnings may vary significantly from period to period. In periods of low volume, profitability is impaired because certain expenses remain relatively fixed. In the event of a substantial change in market conditions or a loss of a substantial number of registered representatives from whom our revenues are derived, our financial condition and results of operations would be adversely affected.

Market Risk. Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer. The Company's broker-dealer, First Montauk Securities Corp., carries debt obligations on behalf of its customers and acts as a market maker in approximately 15 over-the-counter equity securities. In connection with these activities, the Company maintains inventories to facilitate client transactions. Occasionally, the Company invests for its own proprietary equity investment accounts.

         The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

                                             June 30, 2007                        December 31, 2006
                                   ----------------------------------- ----------------------------------------
                                                    Securities Sold
                                     Securities       but not yet                         Securities Sold but
                                       Owned           Purchased       Securities Owned    not yet Purchased
  ------------------------------- --------------- ------------------- ------------------ ---------------------
   Marketable:
      Government                     $ 6,931            $    0               $   2,015             $ 0
      Corporate                            0                 0                       0               0
      Municipal                            0                 0                       0               0
      Certificates of deposit          2,970                 0                       0               0
                                   --------------- ------------------- ------------------ ---------------------
        Total debt securities          9,901                 0                   2,015               0

   Equity securities                 169,726                 0                  97,941             495
   Mutual funds                            0                11                   6,008               0
   Options                                 0                 0                       0               0
   Warrants                          105,149                 0                  92,483               0
                                   --------------- ------------------- ------------------ ---------------------
          Total                     $284,776              $ 11                $198,447            $495
                                   =============== =================== ================== =====================


         Changes in value of the Company's inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company's primary method of controlling risk is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into. Position limits in inventory accounts are monitored on a daily basis. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.

         Since the inventory accounts are used primarily to facilitate customer transactions the number of positions and absolute dollar amounts are maintained well within Company limits and therefore represents minimal market risk to the Company. Our policy is to hold securities pending customer transactions and therefore we generally do not maintain positions longer than one year.

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

         Based on their evaluation, as of June 30, 2007, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings


SEC Investigation

     The SEC is investigating whether FMSC, and/or certain former employees failed reasonably to supervise the securities trading and research activities of a former analyst. The investigation covered the time period from approximately March 2000 until January 2004 when the analyst resigned. The SEC has recently advised us that it intends to recommend bringing an enforcement proceeding against FMSC, one of its former principals and another former employee for failing to supervise reasonably. The SEC will be seeking a monetary penalty and an order suspending the former principal from acting in a supervisory capacity for a period of time. FMSC is entitled to make a Wells submission to the SEC Staff and intends to make such a submission or otherwise attempt to negotiate a resolution with the SEC. FMSC is currently engaged in a process of negotiating a resolution to this matter with the SEC Staff but it is too early in such process to determine what the ultimate resolution may be. The Company believes that any resolution may include a monetary penalty that could have a materially adverse effect on our financial condition.

NASD Enforcement Sales Practice Investigation

     The NASD Department of Enforcement is conducting an investigation of the sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. On April 9, 2007, NASD notified FMSC through a "Wells call" that it intends to file an administrative action against it in connection with an alleged failure to reasonably supervise the activities of three former registered representatives of FMSC. NASD has indicated that it will be seeking a monetary penalty and certain undertakings by FMSC. FMSC is entitled to make a Wells submission to the NASD Staff and currently intends to make such a submission or otherwise attempt to negotiate a resolution with NASD. FMSC is currently engaged a process of negotiating a resolution to this matter with the NASD Staff but it is too early in such process to determine what the ultimate resolution may be. The Company believes that any resolution may include a monetary penalty that could have a materially adverse effect on our financial condition.


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

Item 5.  Other Information

Amended and Restated Employment Agreement with Victor Kurylak

As of May 9, 2007, the Company and Victor K. Kurylak, President and Chief Executive Officer of the Company, executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement. Pursuant to the Amended Employment Agreement, Mr. Kurylak was to continue his employment with the Company as President . Mr. Kurylak was to resign, however, from the position of Chief Executive Officer of the Company in connection with the May Settlement Agreement upon appointment of his successor and execution by his successor of an employment agreement with the Company. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak's resignation was not accepted and thus cancelled. On June 15, 2007, the Company and Mr. Kurylak executed an Amendment Number One to the Amended and Restated Employment Agreement ("Amendment to Amended Employment Agreement") to correctly state that Mr. Kurylak is employed in the capacity of President and Chief Executive Officer of both the Company and FMSC. The Amended Employment Agreement will expire on December 31, 2007 ("Term"), subject to renewal for one additional period of one year unless the Company provides written notice of its intention not to renew the Amended Employment Agreement at least 120 days prior to December 31, 2007. During the term of the Amended Employment Agreement, Mr. Kurylak will be compensated at the rate of $300,000 on an annualized basis. He is eligible for customary fringe benefits and to participate in the Company's executive bonus pool.

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

The foregoing description of Mr. Kurylak's Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which is filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on May 11, 2007, and the Amendment to the Amended Employment Agreement, which is filed herewith as Exhibit 10.3.

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

*10.3             Amendment Number One to the Amended and Restated Employment Agreement, dated as of June 15, 2007, between Victor K. Kurylak and First Montauk Financial Corp.

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

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: August 14, 2007            /s/ Mindy A. Horowitz
                                  --------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


                                  /s/ Victor K. Kurylak
                                  --------------------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer