Form 10-Q
period 2007-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2007-11-14
CIK 83125

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,254,248 shares of Common Stock were outstanding at November 14, 2007.

                          FIRST MONTAUK FINANCIAL CORP.
                                    FORM 10-Q
                               SEPTEMBER 30, 2007

                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Condensed Consolidated Statements of Financial Condition
            as of September 30, 2007 (unaudited) and December 31, 2006 ..    F-1

           Condensed Consolidated Statements of Operations for the Nine Months
            and Three Months Ended September 30, 2007 (unaudited)
            and 2006 (unaudited) ........................................    F-2

           Condensed Consolidated Statements of Changes in Stockholders'
            Equity for the period from January 1, 2006
            to September 30, 2007 (unaudited) ...........................F-3-F-4

           Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2007 (unaudited) and 2006 (unaudited) ...    F-5

         Notes to Condensed Consolidated Financial Statements ...........   6-19

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................  20-28

         Item 3.  Risk Management ........................................ 28-30

         Item 4.  Controls and Procedures ................................    31

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ......................................    32

         Item 1A. Risk Factors ...........................................    32

         Item 2.  Unregistered Sales of Equity Securities.................    32

         Item 3.  Defaults Upon Senior Securities ........................    32

         Item 4.  Submission of Matters to a Vote of
                   Securities Holders ....................................    32

         Item 5.  Other Information .....................................  33-34

         Item 6.  Exhibits ...............................................    35

         Signatures ......................................................    36

                                                FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  September 30,         December 31,
                                                                                                      2007                  2006
                                                                                                   (unaudited)           (restated)
ASSETS
Cash and cash equivalents                                                                         $ 1,326,390           $ 1,145,751
Due from clearing firm                                                                              2,512,741             4,988,747
Securities owned, at market value                                                                     168,941               198,447
Prepaid expenses                                                                                      464,637               285,480
Employee and broker receivables - net of reserve for bad debt
    of $783,122 and $807,536 respectively                                                             273,858               343,491
Property and equipment - net                                                                          195,431               239,033
Other assets                                                                                        1,091,323               597,968
                                                                                                    ---------             ----------
    Total assets                                                                                    6,033,321             7,798,917
                                                                                                    =========             ==========
LIABILITIES
Accounts payable                                                                                      929,241               313,427
Accrued expenses                                                                                      960,197             1,195,426
Income taxes payable                                                                                   11,358                 4,167
Commissions payable                                                                                 2,233,920             2,378,935
Securities sold, not yet purchased, at market value                                                        11                   495
6% convertible debentures                                                                              25,000                25,000
Capital leases payable                                                                                      -                   820
Other liabilities                                                                                      47,670                67,156
                                                                                                    ---------             ----------
    Total liabilities                                                                               4,207,397             3,985,426
                                                                                                    ---------             ----------
Commitments and contingencies

Series B convertible redeemable preferred stock, 445,102 shares authorized,
    $.10 par value, 0 and 197,824 shares issued and outstanding, respectively
    liquidation preference:  $0 and $1,000,000, respectively                                                -             1,000,000

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                         -                     -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
  22,282 and 305,369 shares issued and outstanding, respectively;
  liquidation preference: $111,410 and $1,526,845, respectively                                         2,228                30,537
Common stock, no par value, 60,000,000 shares authorized,
  13,254,248 and 18,526,553 shares issued and outstanding, respectively                             9,628,630            11,646,620
Additional paid-in capital                                                                          4,035,064               950,592
Accumulated deficit                                                                               (11,839,998)           (9,814,258)
                                                                                                  ------------           -----------
    Total stockholders' equity                                                                      1,825,924             2,813,491
                                                                                                  ------------           -----------
    Total liabilities and stockholders' equity                                                    $ 6,033,321           $ 7,798,917
                                                                                                  ============           ===========



                                         See notes to condensed consolidated financial statements.

                                                                      F-1


                                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Nine Months Ended September 30,  Three Months Ended September 30,
                                                                         2007              2006             2007            2006
                                                                     (unaudited)        (unaudited)      (unaudited)     (unaudited)
Revenues:

Commissions                                                          $ 24,941,439       $29,509,203      $7,708,284     $ 9,081,813
Principal transactions                                                  1,261,458         3,318,729         306,482         833,929
Investment banking                                                      3,440,269         2,914,197         960,849         596,963
Interest and other income                                               2,068,309         2,449,776         546,178         761,470
                                                                       ----------        ----------       ---------      -----------
     Total revenue                                                     31,711,475        38,191,905       9,521,793      11,274,175
                                                                       ----------        ----------       ---------      -----------
Expenses:

Commissions, employee compensation and benefits                        27,491,131        31,712,982       8,264,249       9,592,676
Executive separation                                                            -           951,266               -               -
Clearing and floor brokerage                                            1,134,419         1,111,675         334,866         415,896
Communications and occupancy                                            1,262,127         1,369,832         427,583         486,539
Legal matters and related costs                                         1,221,588           772,193         237,337         159,642
Other operating expenses                                                2,471,582         2,296,864       1,048,368         762,089
Interest                                                                   17,875            74,803           5,032           8,057
                                                                       ----------        ----------      ----------      -----------
     Total expenses                                                    33,598,722        38,289,615      10,317,435      11,424,899
                                                                       ----------        ----------      ----------      -----------
Loss before income taxes                                               (1,887,247)          (97,710)       (795,642)       (150,724)
Provision (benefit) for income taxes                                       16,199            14,331             600         (30,730)
                                                                       -----------       -----------     ----------      -----------
   Net loss                                                            (1,903,446)         (112,041)       (796,242)       (119,994)
   Preferred stock dividends                                             (122,294)         (126,204)        (36,490)        (42,866)
                                                                       -----------       ------------    -----------     -----------
   Net loss applicable to common stockholders                        $ (2,025,740)       $ (238,245)     $ (832,732)     $ (162,860)
                                                                       ===========       ============    ===========     ===========
Loss per share:
  Basic                                                                   $ (0.12)          $ (0.01)        $ (0.06)        $ (0.01)
  Diluted                                                                 $ (0.12)          $ (0.01)        $ (0.06)        $ (0.01)

Weighted average number of shares of stock outstanding:
  Basic                                                                16,439,992        16,531,580      13,245,477      18,382,826
  Diluted                                                              16,439,992        16,531,580      13,245,477      18,382,826




                                                 See notes to condensed consolidated financial statements.



                                              FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD FROM JANUARY 1, 2006 TO SEPEMBER 30, 2007 (UNAUDITED)

                                                                Series B Convertible
                                         Series A Convertible     Preferred Stock
                                            Preferred Stock         (Restated)             Common Stock
                                       --------------------------------------------  -------------------------   Additional
                                           Shares     Amount     Shares     Amount       Shares      Amount      Paid-in Capital
                                        --------------------------------------------  ------------------------- ----------------

Balances at January 1, 2006, as
previously reported                        305,369    $ 30,537      197,824   $ 19,782  15,937,407  $10,444,110   $ 1,930,810
Restatement to reclassify Series B
stock as temporary equity                                         (197,824)   (19,782)                             (980,218)
                                           ---------  ---------   ----------- -------- ----------   ----------     -----------
Balances at January 1, 2006, as restated   305,369      30,537        -          -     15,937,407   10,444,110      950,592

Increase in deferred compensation                                                                      (76,266)
Amortization of deferred compensation
Reclass to common stock                                                                                (39,546)
Exercise of incentive stock options                                                        68,800       33,504
Cashless exercise of incentive stock options                                               27,586
Cashless exercise of warrants                                                              42,760       22,211
Expired warrant obligation                                                                   -          37,607
Conversion of bonds into common stock                                                   2,450,000    1,225,000
Payment of preferred stock dividends
Net loss for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at December 31, 2006              305,369      30,537        -          -     18,526,553   11,646,620      950,592

Amortization of deferred compensation                                                                   38,173
Payment of preferred stock dividends
Redemption of Preferred A stock                     (1,629,549)                                                   1,629,549
Cancellation of Preferred A stock         (283,087)  1,601,240                                                   (1,601,240)
Cancellation of Preferred B stock                                                                                 1,000,000
Cancellation of common stock                                                           (5,272,305)  (2,056,163)   2,056,163
Net loss for the period
                                        ---------------------- ---------------------  ------------------------- -------------
Balances at September 30, 2007              22,282      $2,228        -        $ -     13,254,248   $9,628,630   $4,035,064
                                        ====================== =====================  ========================= =============


                                              See notes to consolidated financial statements.



                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE PERIOD FROM JANUARY 1, 2006 TO SEPEMBER 30, 2007 (UNAUDITED)


                                                                   (Accumulated            Deferred          Stockholders'
                                                                     Deficit)            Compensation            Equity

Balances at January 1, 2006, as previously reported                   $ (8,809,203)          $ (388,185)          $3,227,851
Restatement to reclassify Series  B stock
  as temporary equity                                                                                             (1,000,000)
                                                                       ------------           ----------          -----------
Balances at January 1, 2006, as restated                                (8,809,203)            (388,185)           2,227,851

Increase in deferred compensation                                                                76,266                    -
Amortization of deferred compensation                                                           272,373              272,373
Reclass to common stock                                                                          39,546                    -
Exercise of incentive stock options                                                                                   33,504
Cashless exercise of incentive stock options                                                                               -
Cashless exercise of warrants                                                                                         22,211
Expired warrant obligation                                                                                            37,607
Conversion of bonds into common stock                                                                              1,225,000
Payment of preferred stock dividends                                      (168,506)                                 (168,506)
Net loss for the period                                                   (836,549)                                 (836,549)
                                                                       ------------           ----------          -----------
Balances at December 31, 2006                                           (9,814,258)                   -            2,813,491

Amortization of deferred compensation                                                                                 38,173
Payment of preferred stock dividends                                      (122,294)                                 (122,294)
Cancellation of preferred A stock
Cancellation of preferred B stock                                                                                  1,000,000
Cancellation of common stock
Net loss for the period                                                 (1,903,446)                               (1,903,446)
                                                                       ------------           ----------          -----------
Balances at September 30, 2007                                        $(11,839,998)                 $ -           $1,825,924
                                                                       ============           ==========          ===========





                                         See notes to condensed consolidated financial statements.



                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
                                                                                 2007                  2006
                                                                             (unaudited)          (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $(1,903,446)          $ (112,041)

Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation of property and equipment                                           89,195              202,413
 Amortization of stock compensation and deferred costs                           38,173              351,752
 Increase (decrease) in cash attributable to changes in assets and liabilities:
Payment on note payable                                                               -             (200,000)
 Due from clearing firm                                                       2,476,006             (505,741)
 Securities owned                                                                29,505               10,999
 Prepaid expenses                                                              (179,156)            (257,264)
 Employee and broker receivables                                                 69,632             (107,632)
 Other assets                                                                  (493,355)              23,301
 Accounts payable                                                               615,814              (75,213)
 Accrued expenses                                                              (235,229)            (629,401)
 Income taxes payable                                                             7,191                  500
 Commissions payable                                                           (145,015)             281,961
 Securities sold, not yet purchased                                                (484)               1,186
 Other liabilities                                                              (19,486)              22,575
                                                                              ----------            ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             349,345             (992,605)
                                                                              ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                            (45,593)             (13,232)
                                                                              ----------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (45,593)             (13,232)
                                                                              ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                          (819)              (6,925)
Proceeds from exercise of incentive stock option                                      -               22,034
 Payment of preferred stock dividends                                          (122,294)            (126,204)
                                                                              ----------            ----------
NET CASH USED IN FINANCING ACTIVITIES                                          (123,113)            (111,095)
                                                                              ----------            ----------
Net increase (decrease) in cash and cash equivalents                            180,639           (1,116,932)
Cash and cash equivalents at beginning of period                              1,145,751            1,990,815
                                                                              ----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,326,390           $  873,883
                                                                              ==========           ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                 $    17,500           $   33,891
                                                                              ==========           ===========
  Income taxes                                                              $    10,823           $  118,018
                                                                              ==========           ===========
Noncash financing activities:
 Proceeds from exercise of warrants                                         $         -           $   22,211
 6% convertible debentures converted into common stock                      $         -           $1,225,000
 Cancellation and Redemption of Preferred A stock                           $    28,309           $        -
 Cancellation of Preferred B stock                                          $ 1,000,000           $        -
 Cancellation of Common stock                                               $ 2,056,163           $        -




                                 See notes to condensed consolidated financial statements.



                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -      BASIS OF PRESENTATION

                  The interim financial information as of September 30, 2007 and for the nine-month and three-month periods ended September 30, 2007 and 2006 has been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the interim financial statements rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations ("MDA") included elsewhere in this report on Form 10-Q and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, previously filed with the SEC on May 4, 2007.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2007, and results of operations for the nine months and three months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2007 and 2006 and changes in stockholders' equity for the nine months ended September 30, 2007, as applicable, have been made. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

                  During the 2007 quarter, we cut costs by approximately $1.4 million on an annualized basis. This was accomplished through reductions in our work force, subletting a portion of our office space and the renegotiation of our outsourced mailroom contract. We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and continued reductions in overhead costs. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

NOTE 2 -          RECENT ACCOUNTING PRONOUNCEMENTS

                  Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48")

                  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our consolidated financial statements to date.

                  Statement of Financial Accounting Standard 159, Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159")

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

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

                  As a result of the adoption of FAS 123(R), the Company's results for the nine and three month periods ended September 30, 2007 include share-based compensation expense for employee options and shares totaling approximately $6,200 and $937, respectively. . The Company's results for the nine and three month periods ended September 30, 2006 includes share-based compensation expense for employee options and shares totaling approximately $235,000 and $22,000, respectively. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

                  Employee stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

                  Stock compensation expense related to non-employee options was approximately $32,000 and $590 for the nine month and three month periods ended September 30, 2007 compared to approximately $48,000 for the nine months ended September 30, 2006. For the three months ended September 30, 2006, the Company had a $2,000 reversal due to the reduction in the market price of the stock. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

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

                  The assumptions made in calculating the fair values of all options are as follows:


              ------------------------- ------------------------------------------- -------------------------------------------
                                                      Nine Months Ended                         Three Months Ended
              ------------------------- ------------------------------------------- -------------------------------------------
              ------------------------- --------------------- --------------------- --------------------- ---------------------
                                         September 30, 2007    September 30, 2006    September 30, 2007    September 30, 2006
                                                       ----                  ----                  ----                  ----
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              Expected volatility                        66%                   66%                   66%                   66%
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              Expected dividend yield                     0%                    0%                    0%                    0%
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              Risk-free interest rate            3.71%-4.54%           3.71%-5.10%           3.71%-4.54%           3.71%-4.59%
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              ------------------------- --------------------- --------------------- --------------------- ---------------------
              Expected term (in years)             1-5 years             0-5 years             1-5 years           0-4.5 years
              ------------------------- --------------------- --------------------- --------------------- ---------------------


                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first nine months of 2007.

                  ----------------------------- -------------- ------------------- -------------------- ------------------
                                                                                   Weighted
                                                               Weighted            Average
                                                               Average             Remaining            Aggregate
                                                Number         Exercise Price      Contractual          Intrinsic
                  Stock Options                 of Shares      per Share           Term                 Value
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Outstanding at
                  January 1, 2007                   2,137,402           $0.79                      2.5             92,954
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Granted                             412,000           $0.54
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Exercised                             --                --
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Forfeited/expired                 (607,602)           $0.80
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Outstanding at                    1,941,800           $0.74                      2.4              4,284
                  September 30, 2007
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  ----------------------------- -------------- ------------------- -------------------- ------------------
                  Exercisable at
                  September 30, 2007                1,556,240           $0.74                      2.1              4,212
                  ----------------------------- -------------- ------------------- -------------------- ------------------

                  The weighted average estimated fair value of all stock options granted during the nine months ended September 30, 2007 and 2006 was $.54 and $0.59, respectively. The intrinsic value of options exercised during the first nine months of 2007 and 2006 was $0 and $49,000, respectively. Cash received from the exercise of all stock options in the first nine months of 2007 and 2006 was $0 and $22,000, respectively.

                   The Company has issued shares that vest over time (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the nine months ended September 30, 2007:

                   ----------------------------------- -------------------------------- -----------------------------
                                                                                           Weighted-Average
                                                                                           Grant-Date
                       Nonvested Shares                          Shares                    Fair Value
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested January 1, 2007                 100,000                         $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Granted                                       --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Vested                                   (100,000)                        $0.57
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Forfeited                                     --                             --
                   ----------------------------------- -------------------------------- -----------------------------
                   ----------------------------------- -------------------------------- -----------------------------
                       Nonvested September  30, 2007                 --                             --
                   ----------------------------------- -------------------------------- -----------------------------


                  The total fair value of shares vested during the nine months ended September 30, 2007 and 2006, was $51,000 and $773,500, respectively.

NOTE 4 -          PREPAID EXPENSES

                  Prepaid expenses at September 30, 2007 include a payment for errors and omissions insurance coverage. The unamortized amount at September 30, 2007 is $249,000, which will be written off over the next four months.

NOTE 5 -          OTHER ASSETS

                  Other assets at September 30, 2007 include commissions receivable due from vendors for insurance, mutual funds and fees of $615,000 and deposits of $474,000.

NOTE 6 -          ACCOUNTS PAYABLE

                  Accounts payable at September 30, 2007 includes an insurance premium financing agreement with a current balance of $148,000, payable in two remaining monthly installments of $75,000 each, including interest at the rate of 5.87% per annum and legal fees of $413,000.

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

NOTE 8 -          COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2011. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:

                      Year ending December 31,

                           2007                          $  245,925
                           2008                             853,911
                           2009                             672,805
                           2010                              61,407
                           2011 and beyond                   18,627
                                                          ---------
                                                         $1,852,675
                                                          =========

                  Master Services Agreement:

                  Effective November 2006, the Company entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services. The term of the agreement is for a minimum of 3 years and under the agreement the Company will pay $480,000 over an initial 12 month period and then $20,000 per month thereafter. On October 12, 2007, the Company received a letter from the vendor acknowledging delays in the implementation of the development project and agreeing to suspend billing to the Company beginning with the September 2007 payment. A resumption of payments would not begin until mutually agreeable specific milestones and deliverables as contained in a revised project plan are met. As of the filing of this report, the revised project plan has not been finalized. To date, the Company has paid $400,000 to the vendor, which is included in other assets on the Condensed Consolidated Statements of Financial Condition.

                  Employment Agreements:

                  In January 2007, First Montauk Securities Corp. ("FMSC"), the Company's broker-dealer subsidiary, entered into an employment agreement with a new Executive Vice President, Secretary and General Counsel which provides him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 per year through December 31, 2008, provided he is still employed by the Company at the end of each year. He resigned on August 31, 2007, effective September 28, 2007. As part of the negotiation of his existing employment contract he received his 2007 bonus of $100,000.

                  As of May 9, 2007, the Company and Victor K. Kurylak, President and Chief Executive Officer of the Company, executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement (see below). Pursuant to the Amended Employment Agreement, Mr. Kurylak was to continue his employment with the Company as President. Mr. Kurylak was to resign, however, from the position of Chief Executive Officer of the Company in connection with the May Settlement Agreement upon appointment of his successor and execution by his successor of an employment agreement with the Company. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak's resignation as CEO was not accepted and thus cancelled. On June 15, 2007, the Company and Mr. Kurylak executed an Amendment Number One to the Amended and Restated Employment Agreement ("Amendment to Amended Employment Agreement") to correctly state that Mr. Kurylak remains employed in the capacity of President and Chief Executive Officer of both the Company and FMSC.

                  Mr. Kurylak's employment contract has been renewed for one year under the terms of the Amended Employment Agreement previously filed.

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

                  SEC Proposed Settlement

                  The Company has recently resolved a regulatory investigation by the SEC concerning FMSC's, and a former employee's failure to reasonably supervise the securities trading and research activities of a former institutional analyst. The investigation covered the time period from March through December 2003. It is anticipated that the SEC will issue an Order Instituting Public Administrative and Cease-And-Desist Proceedings and Impose Remedial Sanctions. The settlement will result in the imposition of a censure and $100,000 fine against FMSC, and a six month supervisory suspension and fine of $50,000 against the Company's former president and CEO. The settlement should be concluded in the fourth quarter of 2007 or the first quarter of 2008. The fine against the Company has been accrued for in the third quarter of 2007.

                  NASD AWC

                  On September 14, 2007 FMSC entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the Financial Industry Regulatory Authority ("FINRA", formerly the National Association of Securities Dealers "NASD"). The AWC resolved an investigation by the FINRA Staff into sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. Without admitting or denying the allegations set forth in the AWC, FMSC accepted FINRA's findings and consented to a censure, paid a $175,000 and agreed to an undertaking requiring a written certification by a senior officer of the firm, reviewing the firm's systems and procedures regarding its supervisory procedures, and training and monitoring of supervisors.

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

                  On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they beneficially owned 52.8% of the Company's voting securities. According to the amended Schedule 13D, additional shares of the Company's common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of the Company's former officers and directors (See Note 7- Definitive Merger Agreement).

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

                  On June 15, 2007, the Company announced that it had reached a new agreement with Mr. Okun and the Okun Defendants ("June Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement. The June Settlement Agreement provided that Okun's affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun's affiliates would hold less than 25% of the outstanding common shares of stock in First Montauk. These shares have since been surrendered and cancelled. The Company also obtained an exclusive 60 day option (the "Option Period") to purchase the balance of the shares held by the Okun affiliated entities (the "Option Securities") for the aggregate purchase price of $2,500,000 (the "Option"), which expired on August 14, 2007, without the Company exercising its option. The June Settlement Agreement also provided that the lease between an Okun affiliated entity and the Company shall be deemed void ab initio.

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

                  As of September 30, 2007, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. As of September 30, 2007, it was not possible to predict the outcome of these legal matters pending against the Company.

NOTE 9 -          LOSS PER SHARE

                  Basic loss per share for the nine and three months ended September 30, 2007 and 2006 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted earnings (loss) per share:


                                                  Nine months ended                        Three months ended
                                                     September 30                            September 30
                                                  -----------------                        ------------------
                                             2007                  2006                 2007                 2006
                                             ----                  ----                 ----                 ----

Numerator - basic:

Net loss                                  $ (1,903,446)    $  (112,041)            $  (796,242)       $  (119,994)
Deduct:  preferred stock dividends          (  122,294)       (126,204)               ( 36,490)           (42,866)
                                           ------------       ---------             -----------        -----------

Numerator for basic loss                  $ (2,025,740)    $  (238,245)            $  (832,732)       $  (162,860)
  per share                                ============     ===========             ===========        ===========

Numerator - diluted:

Net loss                                  $ (1,903,446)    $  (112,041)            $  (796,242)       $  (119,994)
Add: preferred stock dividends                (122,294)       (126,204)               ( 36,490)         (  42,866)
Add: convertible debenture
  interest, net of tax                      (    1,125)       ( 34,902)               (    750)         (     375)
                                           ------------     -----------             -----------        -----------

Numerator for diluted                     $ (2,026,865)    $  (273,147)            $  (833,482)       $  (163,235)
loss per share                             ============     ===========             ===========        ===========

Denominator:
Weighted average common
shares outstanding                          16,439,992      16,531,580              13,245,477         18,382,826
Effect of dilutive securities:
     Stock options and warrants                   --              --                      --                 --
     Convertible preferred stock                  --              --                      --                 --
     Nonvested employee stock                     --              --                      --                 --
     Convertible debentures                       --              --                      --                 --
                                           ------------     -----------             ----------         ----------
Denominator for basic and
diluted loss per share                      16,439,992      16,531,580              13,245,477         18,382,826
                                           ============     ===========             ==========         ==========


                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ------------------ ------------------------------- -----------------------------------------
                                           Nine months ended                    Three months ended
                                             September 30,                        September 30,
                                          2007            2006              2007                 2006
                                          ----            ----              ----                 ----
                  ------------------ --------------- --------------- -------------------- --------------------
                  ------------------ --------------- --------------- -------------------- --------------------
                  Stock options           1,941,800       1,655,300      1,730,400             1,685,552
                  ------------------ --------------- --------------- -------------------- --------------------
                  ------------------ --------------- --------------- -------------------- --------------------
                  Warrants                  407,518         149,133        407,518               157,092
                  ------------------ --------------- --------------- -------------------- --------------------
                  ------------------ --------------- --------------- -------------------- --------------------
                  Convertible
                  debentures                 50,000          50,000         50,000                50,000
                  ------------------ --------------- --------------- -------------------- --------------------
                  ------------------ --------------- --------------- -------------------- --------------------
                  Convertible
                  preferred stock            44,564       2,588,978         44,564             2,588,978
                  ------------------ --------------- --------------- -------------------- --------------------
                  ------------------ --------------- --------------- -------------------- --------------------
                  Nonvested
                  employee stock                 --          58,153          -                    59,375
                  ------------------ --------------- --------------- -------------------- --------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the nine months and three months ended September 30, 2007 and 2006 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 10 -         TERMINATIONS

                  On August 31, 2007, Mr. Phillip P. D'Ambrisi resigned his positions as Chief Operating Officer of the Company and its wholly owned subsidiary, First Montauk Securities Corp. ("FMSC"). Mr. D'Ambrisi also resigned effective August 31, 2007 as a member of the board of directors of the Company and FMSC.

                  Effective September 1, 2007, the Company and Mr. D'Ambrisi entered into a consulting agreement ("Consulting Agreement") pursuant to which Mr. D'Ambrisi will provide certain services to the Company during the term of such Agreement. A copy of the Consulting Agreement was filed as Exhibit 10.1 to the Company's Report on Form 8-K on September 7, 2007.

                  On August 31, 2007, Mr. Jeffrey J. Fahs, resigned as Executive Vice President, General Counsel and Secretary of the Company and its subsidiaries effective as of September 28, 2007. As part of the negotiation of his existing employment contract he received his 2007 bonus of $100,000.

NOTE 11 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At September 30, 2007, FMSC had net capital of $592,691, which was $342,691 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 5.89 to 1.

NOTE 12 -         SHAREHOLDER RIGHTS PLAN
                  The Board of Directors of First Montauk declared a dividend of one preferred share purchase right for each outstanding share of First Montauk's common stock pursuant to a Rights Agreement dated as of August 8, 2007, between First Montauk and Continental Stock Transfer & Trust Company, as Rights Agent
                  (the "Rights Agreement"). The dividend was paid on August 8,
                  2007 to the Company's shareholders of record on that date
                  ("Record Date"). In addition, the Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between August 8, 2007 and the earliest of:

                  o the "distribution date", which is the earlier of: (1) the close of business on the tenth (10th) business day (unless further extended by a resolution adopted by a majority of the Continuing Directors of the Board of Directors of the Company as of the close of business on August 9, 2007 (the date of the Company's 2007 Annual Meeting)) after a public announcement that (i) a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock (the "Requisite Percentage") or (ii) in the case of Edward H. Okun, FMFG Ownership Inc., FMFG Ownership II, Inc. and any of their respective Affiliates and Associates (collective, the "Okun Parties") and their respective successors and assigns acquired additional shares of the common stock and beneficially own more than an aggregate of 3,300,308 shares of common stock after the Record Date (each person specified in (i) and (ii) hereafter referred to as an "Acquiring Person); and (2) a date that the Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming an Acquiring person;

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

                  If an Acquiring Person acquires beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock after August 8, 2007, after the distribution date the preferred share purchase rights will entitle each right holder, other than the Acquiring Person or any affiliate or associate of the Acquiring Person (whose preferred share purchase rights shall be null and void and nontransferable), to purchase, for the purchase price, the number of shares of common stock which at the time of the transaction would have a market value of twice the purchase price.

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

                  At any time prior to an Acquiring Person acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock , the Board of Directors may redeem the preferred share purchase rights in whole, but not in part. The redemption price of $0.0001 per preferred share purchase right, subject to adjustment as provided in the Rights Agreement, may be paid in cash, shares of common stock or other First Montauk securities deemed by the Board of Directors to be at least equivalent in value. The Board of Directors may also supplement or amend any provision of the Rights Agreement, including the date on which the distribution date or expiration date would occur, the time during which the preferred share purchase rights may be redeemed and the terms of the preferred shares. In the case of a redemption, the preferred share purchase rights are designed to ensure that the Board of Directors has adequate time to consider any proposed acquisition transaction involving First Montauk and to protect First Montauk and its shareholders against any proposed acquisition transaction in which all shareholders are not treated equitably and do not receive fair value for their shares of common stock. The preferred share purchase rights have certain antitakeover effects and will cause substantial dilution to a person that attempts to acquire First Montauk on terms not approved by the Board of Directors. The preferred share purchase rights should not affect any prospective offeror willing to make an all-cash offer at a full and fair price, or willing to negotiate with the Board of Directors. Similarly, the preferred share purchase rights will not interfere with any merger or other business combination approved by the Board of Directors since the Board of Directors may, at its option, redeem all, but not less than all, of the then outstanding preferred share purchase rights at the redemption price.

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

         Montauk Financial Group has approximately 214 registered representatives and services approximately 48,000 retail and institutional customers, which comprise approximately $3 billion in customer assets. All of our 90 branch office and satellite locations in 24 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the Securities and Exchange Commission, Financial Industry Regulatory Authority (formerly the National Association of Securities Dealers), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of Boston, MA, and Penson Financial Services Inc of Dallas, TX, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support and transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2007 and 2006 (in thousands of dollars).


                                                                 Three Months Ended
                                          -----------------------------------------------------------------
                                          ------------------------------ --- ------------------------------
                                               September 30, 2007                 September 30, 2006
                                          ------------------------------     ------------------------------
                                                             % of Total                        % of Total
          Commissions                       Amount            Revenues            Amount        Revenues

           Equities                         $   2,932            31%           $   3,905           34%
           Mutual Funds                         1,437            15%               1,320           12%
           Insurance                            1,268            13%               1,584           14%
           Alternative Products                   965            10%               1,264           11%
           Asset Management Fees                1,010            11%                 980            9%
           Fixed Income                            96             1%                  29            1%
                                          -------------- ---------------     -------------- ---------------
           Total                                7,708            81%               9,082           81%
     Principal Transactions                       307             3%                 834            7%
     Investment Banking                           961            10%                 597            5%
     Interest and Other
           Interest                               456             5%                 588            5%
           Other                                   90             1%                 173            2%
                                          -------------- ---------------     -------------- ---------------
           Total                                  546             6%                 761            7%
                                          -------------- ---------------     -------------- ---------------
           Total revenues                     $ 9,522           100%            $ 11,274          100%
                                          ============== ===============     ============== ===============

Overview

         Total revenues decreased $1.75 million, or 16%, for the three months ended September 30, 2007 (the "2007 quarter"), to $9.52 million from $11.27 million for the three months ended September 20, 2006 (the "2006 quarter"). The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives. There were decreases in several categories of revenues, the largest coming from equity commissions and principal transactions of $1.5 million. On the other hand, investment banking revenues increased $364,000 in 2007 when compared to the comparable period in 2006.

         Expenses decreased in the 2007 quarter by $1.1 million, or 10%, compared to the 2006 quarter. Commission, employee compensation and benefits decreased by $1.3 million, from $9.6 million in the 2006 quarter to $8.3 million in the 2007 quarter.

         The net loss applicable to common stockholders for the 2007 quarter was $833,000, or ($0.06) per basic and diluted share compared to a net loss applicable to common stockholders for the 2006 quarter of $163,000, or ($0.01) per basic and diluted share.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2007 quarter was $7.7 million compared to $9.1 million for the 2006 quarter, a decrease of approximately $1.4 million. Decreases in commissions from the sale of equities of $1.0 million accounted for the majority of the reduction in commission revenues. This decrease highlights the result of the reduction in producing registered representatives' from the 2006 quarter to the 2007 quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased $528,000, or 63%, from $834,000 for the 2006 quarter to $306,000 for the 2007 quarter. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions and the use of our clearing firm to handle more of our fixed income securities transactions on an agency basis, rather than on a principal basis.

Investment Banking

         Investment banking revenues for the 2007 quarter increased $364,000 from $597,000 in the 2006 quarter, to $961,000 in the 2007 quarter, an increase of approximately 61%. Investment banking revenue includes fees from private offerings of securities for public companies, which is a function of the number of the Company's corporate clientele needing financing for capital expansion. In addition, the Company is constantly looking to expand the number of banking clients. This category also includes new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income decreased by approximately $215,000 during the 2007 period when compared to the 2006 period. Of the total decrease, $132,000 was from the reduction in interest income. This decrease was directly related to the amount of margin debit carried by customers.

         Revenues received from vendors for marketing fees decreased by approximately $99,000, due in large part to the reduction in alternative investment products sold during the 2007 period.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 16%, or $1.34 million, from $8.21 million for the 2006 quarter, to $6.87 million for the 2007 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, remained constant during the 2007 quarter, at approximately $1.4 million.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs, which are greatly affected by volume and type of transactions, decreased $81,000, to $335,000 in the 2007 quarter from $416,000 during the 2006 quarter. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 6.1%. Clearing costs, as a percentage of gross revenues, can fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $59,000, from $486,000 in the 2006 quarter to $427,000 in the 2007 period. In September 2006, we terminated the lease on our NYC office, and therefore eliminated all of the costs associated with that office including rent, market data services, telephone and other office related expenses.

Legal matters and related costs

         Legal matters and related settlement costs increased $77,000, from $160,000 during the 2006 quarter to $237,000 for the 2007 quarter, most of which was related to an increase in legal settlement costs of $63,000. In 2006, we recorded a note due from two of our brokers who were named in a case we settled in the same period. The estimated cost of this settlement was accrued for earlier in 2006. As a result of recording the receivable due from the brokers, the net legal settlement costs for the 2006 quarter was a credit of $45,000. This compares to settlement costs of $9,000 in the 2007 period.

Other Operating Expenses

         Other operating expenses increased $286,000 for the 2007 quarter. During this quarter, the Company settled two ongoing investigations; one with the SEC and the other with FINRA (see Note 8 -Commitments and Contingencies - Legal Matters). The total fines and censures related to these two investigations is $275,000 and were accrued for by the Company in August and September 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues by Source

The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2007 and 2006 (in thousands of dollars).

                                                                Nine Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                              September 30, 2007                 September 30, 2006
                                         ------------------------------     ------------------------------
                                                             % of
                                                             Total                           % of Total
       Commissions                          Amount          Revenues         Amount           Revenues
       -----------                          ------          --------         ------           --------
       Equities                          $    9,801             31%           $ 14,987          39%
       Mutual Funds                           4,729             15%              4,531          12%
       Insurance                              3,582             11%              3,774          10%
       Alternative Products                   3,579             11%              3,201           8%
       Asset Management Fees                  3,080             10%              2,884           8%
       Fixed Income                             171              1%                132          <1%
                                         -------------- ---------------     -------------- ---------------
       Total                                 24,942             79%             29,509          77%
       Principal Transactions                 1,261              4%              3,319           9%
       Investment Banking                     3,440             11%              2,914           8%
       Interest and Other
       Interest                               1,631              5%              1,915           5%
       Other                                    437              1%                535           1%
                                         -------------- ---------------     -------------- ---------------
       Total                                  2,068              6%              2,450           6%
                                         -------------- ---------------     -------------- ---------------
       Total revenues                    $   31,711            100%          $  38,192         100%
                                         ============== ===============     ============== ===============

Overview

         Overall, revenues decreased $6.4 million for the nine months ended September 30, 2007 (the "2007 period"), to $31.7 million, compared to $38.1 million, for the nine months ended September 30, 2006 (the "2006 period"). Commission revenues decreased by $4.6 million while revenues from principal transactions decreased by $2.1 million. The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives. Included in interest and other income for the 2006 period is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS in June 2006. This was a result of an amendment of Exhibit A of the clearing agreement signed by our wholly owned subsidiary, First Montauk Securities Corp. ("FMSC") on June 29, 2006.

         Expenses in the 2007 period decreased by approximately $4.69 million, a decrease of 12% over the 2006 period. The 2006 period includes an $820,000 credit due to a partial allocation of the $1.0 million received from NFS in June 2006 and $951,000 of executive separation costs. Included in the 2007 decrease are a reduction in commission, employee compensation and benefits of $4.2 million, from $31.7 million in the 2006 period to $27.5 million in the 2007 period and executive separation costs of $951,000.

         Net loss applicable to shareholders in the 2007 period was $2,026,000, or ($0.12) per basic and diluted share compared to a net loss applicable to shareholders of $238,000, or ($0.01) per basic and diluted share for the same period in 2006.

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2007 period decreased $4.6 million to $24.9 from $29.5 million in the same period in 2006, related to the reduction in the number of registered representatives from the 2006 period to the 2007 period. The decrease was primarily attributable to a reduction in revenue from agency equity and principal transactions of $5.2 million, offset by increases in commissions from alternative products, which include commissions on REIT's, 1031 exchanges and oil & gas programs of $378,000, mutual funds of $198,000 and fees from managed accounts of $196,000.

Principal Transactions

         Principal transactions decreased $2.0 million, from $3.3 million for the 2006 period to $1.3 for the 2007 period. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions and the use of our clearing firm to handle more of our fixed income securities transactions.

Investment Banking

         Investment banking revenues increased by $526,000 for the 2007 period, from $2.9 million in the 2006 period, to $3.4 million in the 2007 period. Investment banking revenue includes fees from private offerings of securities for public companies, which is a function of the number of the Company's corporate clientele needing financing for capital expansion. The Company is constantly looking to expand the number of banking clients. This category also includes new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income for the 2007 period decreased by $381,000 when compared to the 2006 period, which period included an additional $180,000 of margin interest rebate, a partial allocation of the $1.0 million received from NFS in June 2006. Of the total decrease, $299,000 was from the reduction in interest income. Taking into consideration the $180,000 received from NFS, the actual decrease would have been approximately $119,000. This decrease was directly related to the amount of margin debit carried by customers.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 17%, or $4.6 million, from $27.3 million for the 2006 period, to $22.7 million for the 2007 period. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, increased for the 2007 period, to $4.8 million from $4.4 million, an increase of approximately $400,000 over the 2006 period. Included in the 2007 period was approximately $251,000 of severance costs for various personnel and bonus accruals associated with employment contracts of $200,000.

Executive Separation

         Executive separation costs decreased $951,266 for the 2007 period when compared with the 2006 period. In February 2006, we entered into a separation agreement with our then Chairman of the Board, which provided for the termination of his employment as of that date. In the 2007 period, there was no separation agreements entered into with any executives.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, increased slightly from $1.11 million in the 2006 period to $1.13 in the 2007 period. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees for costs incurred in prior periods. Actual clearing costs for the 2006 period, excluding the settlement amount from NFS of $544,000, would have been $1.66 million. Based on this adjustment, clearing and floor brokerage costs for 2007 would have decreased approximately $520,000 for the 2007 period. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 7%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased approximately $110,000, from $1.37 million in the 2006 period to $1.26 million in the 2007 period. In the 2006 period there was a $135,000 reduction in costs incurred in prior periods related to data aggregation as part of the $1 million received from NFS in June 2006. Excluding this reduction, communications and occupancy costs would have decreased by approximately $245,000. This decrease is primarily due to the termination of our New York City branch office lease in September 2006 and costs related to the operating of that office.

Legal matters and related costs

         Legal matters and related settlement costs increased approximately $450,000, from $772,000 during the 2006 period to $1.2 million for the 2007 period, most of which was related to legal fees. Legal fees during the first nine months of 2007 were $1.15 million compared to $710,000 during the first nine months of 2006. In 2006, we incurred $271,000 in legal fees in connection with the anticipated acquisition of the Company by a private investor. In 2007, we incurred $407,000, for legal fees related to various lawsuits involving the termination of the proposed merger in December 2006 (See Note 8 - Commitments and Contingencies - Legal Matters). The amount for the 2007 period was net of a $600,000 reimbursement from our insurance carrier which was received in August 2007. Other legal fees include costs associated with the SEC investigation and the resolution of the settlement with both the SEC and FINRA, as well as fees associated with customer claims.

Other Operating Expenses

         Other operating expenses increased approximately $175,000 for the 2007 period, from $2.3 million in the 2006 period to $2.5 million in the 2007 period. During the 2007 quarter, the Company settled two regulatory inquiries; one with the SEC and the other with FINRA (see Note 8 -Commitments and Contingencies - Legal Matters).The total fines related to these two investigations is $275,000 and were accrued for by the Company in August and September 2007.

Liquidity and Capital Resources

         Approximately 66% of our assets consist of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents increased during the nine months ended September 30, 2007 by $181,000. Net cash provided by operating activities during the 2007 period was $349,000, which consists of a net loss of $1,903,000, increased by non-cash charges including depreciation of $89,000, amortization of stock compensation and deferred costs of $38,000. Cash was increased by decreases in the amount due from clearing firm, securities owned, and broker receivables of $2.5 million, $30,000 and $70,000, respectively, and increases in accounts payable of $616,000. Cash was decreased by an increase in prepaid expenses, deposits and commissions receivable from outside vendors of $179,000, $320,000 and $190,000, respectively and decreases in accrued expenses, commissions payable and other liabilities of $235,000, $145,000 and $19,000, respectively.

         Additions to property and equipment of $46,000 accounted for the use of cash from investing activities during the nine months ended September 30, 2007.

          Financing activities used net cash of $123,000 due to the payment of preferred stock dividends of $122,000 and capital leases of $820 during the first nine months of 2007.

        The financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at September 30, 2007 of approximately $148,000, payable in two remaining monthly installments of $74,781 each, including interest at the rate of 5.87% per annum.

        During the 2007 quarter, we cut costs by approximately $1.4 million on an annualized basis. This was accomplished through reductions in our work force, subletting a portion of our office space and the renegotiation of our outsourced mailroom contract. We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and continued reductions in overhead costs. Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

Contractual Obligations

         The Company has contractual obligations to make future payments in connection with its short-term debt, severance payments and non-cancelable lease and service agreements. The following table sets forth these contractual obligations by year. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

                               Expected Maturity Date

   Category         2007        2008             2009        2010       Total
   -------------- --------     -------        --------      -------   ----------
   -------------- --------     -------        --------      -------   ----------
   Short-term
   debt (1)       $ 25,296          $0              $0          $0      $25,296

   Severance
   payments (2)     50,000      16,668               0           0       66,668

   Operating
   leases          245,924     853,911         672,805      61,407    1,834,047
                  --------    --------        --------      -------   ----------

   Total          $321,220    $870,579        $672,805      $61,407   $1,926,011
                  ========    ========        ========      =======   ==========

   (1) Short-term debt in 2007 includes a convertible debenture in the amount of $25,000 with accrued interest of $296, maturing on 12/11/07.

   (2) Severance payments of $66,668 are due and owing to our former general counsel. Payments are made semi-monthly at the rate of $16,667 per month with the final payment due in January 2008.

         Effective November 2006, we entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services. The term of the agreement is for a minimum of 3 years. Under the agreement, we will pay $480,000 over an initial 12 month period and then $20,000 a month thereafter. On October 12, 2007, the Company received a letter from the vendor acknowledging delays in the implementation of the development project and agreeing to suspend billing to us beginning with the September 2007 payment. A resumption of payments would not begin until mutually agreeable specific milestones and deliverables as contained in a revised project plan are met. As of the filing of this report, the revised project plan has not been finalized.

Net Capital

         At September 30, 2007, Montauk Financial Group had net capital of $592,691, which was $342,691 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 5.89 to 1.

Common Stock

         On June 15, 2007, we reached an agreement with Mr. Okun and the Okun Defendants ("June Settlement Agreement") to settle the three separate lawsuits arising out of the termination of the merger agreement between the Company and the Okun Purchasers. On June 15, 2007, the Okun affiliated entities surrendered 5,272,305 of their common share holdings. (See Note 8 - COMMITMENTS AND CONTINGENCIES - Legal Matters - Termination of Merger Agreement; Litigation and Settlement).

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 8-COMMITMENTS AND CONTINGENCIES- Legal Matters-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the parties to surrender all shares of Series A Preferred Stock previously owned by the Okun Defendants. On June 15, 2007, 283,087 shares of Series A Preferred Stock were surrendered and cancelled.

          As of September 30, 2007, we have 22,282 Series A preferred shares issued and outstanding. Quarterly dividends of $19,601 and $23,532 were paid during the three months ended September 30, 2007 and 2006, respectively.

Series B Convertible Redeemable Preferred Stock

         In connection with a Separation Agreement we entered into with Mr. William J. Kurinsky in 2005, we issued an aggregate of 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share, which had a deemed issue price of $1,000,000, and was convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provided that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also included a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act of 1933 and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933 to issue the shares of Series
B. A quarterly dividend of $16,889 and $20,000 were paid during the three months ended September 30, 2007 and 2006, respectively.

         Mr. Okun purchased all the shares of Series B in a private transaction on February 23, 2007 at a price of $10.00 per share of Series B. On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 8-COMMITMENTS AND CONTINGENCIES- Legal Matters-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the parties to surrender all shares of Series B previously owned by the Okun Defendants. On June 15, 2007, 197,824 shares of Series B were surrendered and cancelled. There are currently no shares of Series B outstanding.

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

         Our ability to continue as a going concern is dependent on our ability to maintain and increase operating revenues, reduce operating expenses, and raise additional capital. During the quarter, the Company reduced expenses by approximately $1.5 million annually. This included a reduction in the workforce, subletting of office space, and renegotiating of outsourced office functions. We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 6 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and continued reductions in overhead costs. We cannot make any assurances that we will be successful in these activities, which would therefore have a materially adverse affect on our financial condition.

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

                                           September 30, 2007                     December 31, 2006
                                   ----------------------------------- ----------------------------------------
                                                    Securities Sold
                                     Securities       but not yet          Securities      Securities Sold but
                                       Owned           Purchased             Owned         not yet Purchased
                                   --------------- ------------------- ------------------ ---------------------
   Marketable:
      Government                       $ 6,825              $  0             $ 2,015              $  0
      Corporate                              0                 0                   0                 0
      Municipal                              0                 0                   0                 0
      Certificates of deposit                                  0                   0                 0
                                             0
                                   --------------- ------------------- ------------------ ---------------------
    Total debt securities                6,825                 0               2,015                 0

   Equity securities                    91,863                 0              97,941               495
   Mutual funds                                               11               6,008                 0
                                            96
   Options                                 425                 0                   0                 0
   Warrants                             69,732                 0              92,483                 0
                                   --------------- ------------------- ------------------ ---------------------
          Total                       $168,941              $ 11            $198,447              $495
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

       Based on their evaluation, as of September 30, 2007, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

SEC Proposed Settlement

         The Company has recently resolved a regulatory investigation by the SEC concerning FMSC's, and a former employee's failure to reasonably to supervise the securities trading and research activities of a former institutional analyst. The investigation covered the time period from March through December 2003. It is anticipated that the SEC will issue an Order Instituting Public Administrative and Cease-And-Desist Proceedings and Imposing Remedial Sanctions. The settlement will result in the imposition of a censure and $100,000 fine against FMSC, and a six month supervisory suspension and fine of $50,000 against the Company's former president and C.E.O. The settlement should be concluded in the fourth quarter of 2007 or the first quarter of 2008. The fine against the Company has been accrued for in the third quarter of 2007.

NASD AWC

         On September 14, 2007 FMSC entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the Financial Industry Regulatory Authority ("FINRA", formerly the National Association of Securities Dealers "NASD"). The AWC resolved an investigation by the FINRA Staff into sales practice activities of certain individuals who were formerly registered representatives of FMSC, as well as the supervision of those activities by FMSC. Without admitting or denying the allegations set forth in the AWC, FMSC accepted FINRA's findings and consented to a censure, paid a $175,000 and agreed to an undertaking requiring a written certification by a senior officer of the firm, reviewing the firm's systems and procedures regarding its supervisory procedures, and training and monitoring of supervisors.

Termination of Merger Agreement, Litigation and Settlement

         See Note 8 - COMMITMENTS AND CONTINGENCIES - Legal Matters - Termination of Merger Agreement; Litigation and Settlement.

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

Item 5.  Other Information

Amended and Restated Employment Agreement with Victor Kurylak

As of May 9, 2007, the Company and Victor K. Kurylak, President and Chief Executive Officer of the Company, executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement. Pursuant to the Amended Employment Agreement, Mr. Kurylak was to continue his employment with the Company as President . Mr. Kurylak was to resign, however, from the position of Chief Executive Officer of the Company in connection with the May Settlement Agreement with the Okun defendants. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak's resignation was not accepted and thus cancelled. On June 15, 2007, the Company and Mr. Kurylak executed an Amendment Number One to the Amended and Restated Employment Agreement ("Amendment to Amended Employment Agreement") to correctly state that Mr. Kurylak remains employed in the capacity of President and Chief Executive Officer of both the Company and FMSC. Mr. Kurylak's employment contract has been renewed for one year under the terms of the Amended Employment Agreement previously filed. During the term of the Amended Employment Agreement, Mr. Kurylak will be compensated at the rate of $300,000 on an annualized basis. He is eligible for customary fringe benefits and to participate in the Company's executive bonus pool.

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

The foregoing description of Mr. Kurylak's Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which was filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on May 11, 2007, and Amendment No. 1 to the Amended Employment Agreement, which was filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007.

Senior Employee Resignations

On August 31, 2007, Mr. Phillip P. D'Ambrisi resigned his positions as Chief Operating Officer of the Company and its wholly owned subsidiary, First Montauk Securities Corp. ("FMSC"). Mr. D'Ambrisi also resigned effective August 31, 2007 as a member of the board of directors of the Company and FMSC.

Effective September 1, 2007, the Company and Mr. D'Ambrisi entered into a consulting agreement ("Consulting Agreement") pursuant to which Mr. D'Ambrisi will provide certain services to the Company during the term of such Agreement. A copy of the Consulting Agreement was filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on September 7, 2007.

On August 31, 2007, Mr. Jeffrey J. Fahs, resigned as Executive Vice President, General Counsel and Secretary of the Company and its subsidiaries effective as of September 28, 2007. As part of the negotiation of his existing employment contract he received his 2007 bonus of $100,000.

Item 6.       Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
10.1              Settlement Agreement dated as of May 8, 2007 among First Montauk Financial Corp., Edward H. Okun,
                  Investment Properties of America, LLC,  IPofA Water View, LLC, FMFG Acquisition Co. Inc., FMFG
                  Ownership I, FMFG Ownership II, Victor K. Kurylak, Ward R. Jones, Jr., Barry Shapiro, David
                  Portman and Mindy Horowitz (Filed as Exhibit 10.1 to the Form 8-K dated May 11, 2007)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.2              Amended and Restated Agreement, dated as of May 9, 2007 between Victor K. Kurylak and  First
                  Montauk Financial Corp. (Filed as Exhibit 10.2 to the Form 8-K dated May 11, 2007)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
10.3              Amendment Number One dated as of June 15, 2007 to the Amended and Restated Employment Agreement,
                  dated as of May 9, 2007 , between Victor K. Kurylak and First Montauk Financial Corp. (Filed as
                  Exhibit 10.3 to Form 10-Q for the Quarter ended June 30, 2007, dated August 14, 2007)
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*10.4             Consulting Agreement, dated as of September 1, 2007, between
                  Philip D'Ambrisi and First Montauk Financial Corp. (Filed as
                  Exhibit 10.1 to Form 8-K dated September 6, 2007).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST MONTAUK FINANCIAL CORP.
                                         (Registrant)


Dated: November 14, 2007                 /s/ Mindy A. Horowitz
                                         ---------------------------------------
                                         Mindy A. Horowitz
                                         Acting Chief Financial Officer

                                         /s/ Victor K. Kurylak
                                         ---------------------------------------
                                         Victor K. Kurylak
                                         President and Chief Executive Officer