Form 10-K
period 2007-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-03-31
CIK 83125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  0-6729

FIRST MONTAUK FINANCIAL CORP.
 (Exact name of registrant as specified in its charter)

NEW JERSEY	22-1737915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey	07701
(Address of principal executive offices)	(Zip Code)

(732) 842-4700
(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [  ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]        No [X]

As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was  $2,986,879 based on the closing sale price as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
[Common Stock, no par value per share]	13,257,248 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

PART I

This Annual Report on Form 10-K, including Item 1 (“Business”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements involve certain known and unknown risks, uncertainties and other factors, many of which are beyond our control, and are not limited to those discussed in Item 1A, “Risk Factors.” All statements that do not relate to historical or current facts are forward-looking statements. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to present or anticipated products and markets, future revenues, capital expenditures, expansion plans, future financing and liquidity, personnel, and other statements regarding matters that are not historical facts or statements of current condition. Any or all forward-looking statements contained within this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, we cannot guarantee any forward-looking statements. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the U.S. Securities and Exchange Commission (“SEC”).

Item 1.   Business

Introduction

First Montauk Financial Corp. (the “Company”) is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. (“FMSC”), has operated as a full service retail and institutional securities brokerage firm since 1987.  Since July 2000, FMSC has operated under the registered trade name “Montauk Financial Group”.  References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary FMSC. Montauk Financial Group provides a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. First Montauk Financial Corp. also sells insurance products through its subsidiary, Montauk Insurance Services, Inc.

Montauk Financial Group has approximately 185 registered representatives and services over 45,000 retail and institutional customer accounts, which comprise over $3 billion in customer assets. All of Montauk Financial Group’s 88 branch offices and satellite locations in 24 states are owned and operated by affiliates; independent owners who maintain all applicable licenses and are responsible for all office overhead and expenses.  Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

Montauk Financial Group is registered as a broker-dealer with the SEC,  Financial Industry Regulatory Authority (“FINRA”) (formerly the National Association of Securities Dealers), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation (“SIPC”), and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services, LLC ("NFS"), a Fidelity Investments company and Penson Financial Services, Inc. (“Penson”) with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support, transaction processing services on all principal national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

Our revenues consist primarily of commissions and fee income from individual and institutional securities transactions, mutual fund and annuity sales, fees from managed accounts and investment banking activities, such as private and public securities offerings.  The following table represents the percentage of revenues generated in each of these activities during the year ended December 31, 2007:

Equities:
Listed and Over-The-Counter Stocks	30%
Debt Instruments:
Municipal, Government and Corporate Bonds and Unit Investment Trusts	4%
Mutual Funds	15%
Options: Equity & Index	2%
Insurance and Annuities	11%
Corporate Finance and Investment Banking	9%
Investment Advisory Fees	11%
Alternative Investments (1)	10%
Proprietary trading	1%
Miscellaneous (2)	7%
Total	100%

(1)     Alternative Investments include REITs, 1031 Exchanges and medical receivable notes.
(2)     Miscellaneous includes interest income, operations and marketing fees.

The following table reflects our various sources of revenue and the percentage of total revenues for 2007.  Revenues from agency transactions in securities for customers of Montauk Financial Group are shown as commissions.  Montauk Financial Group also executes customer orders on a riskless principal basis, which are reflected as part of “Riskless Principal trades” on the table below.

	Year Ended December 31, 2007

Commissions from equities, options and mutual funds, insurance, investment advisory fees and alternative investments	$31,728,518	80%

Riskless Principal trades in equity and fixed income securities on behalf of customers	$1,331,525	3%

Proprietary trading	$203,269	1%

Interest and other income	$2,712,648	7%

Investment banking (1)	$3,579,838	9%

Total Revenues	$39,555,798	100%

(1)	Investment banking revenues consists of commissions, selling concessions, consulting fees and other income from underwriting and syndicate activities and placement agent fees.

Affiliated Registered Representative Program

Montauk Financial Group’s primary method of operations is through its affiliated registered representatives, who operate as independent contractors. A registered representative who becomes affiliated with Montauk Financial Group establishes his/her own office and is solely responsible for the payment of all expenses associated with the operation of the branch office, including rent, utilities, furniture, equipment, market data services, and general office supplies. Under this program, the affiliated representative retains a significantly higher percentage of the commissions and fees generated by his/her sales than a registered representative in a traditional brokerage arrangement.  The affiliate program is designed to attract experienced brokers with existing clientele who desire to operate their own offices, as well as other professionals in all facets of the financial services industry.

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

Each affiliated representative is required to obtain and maintain in good standing each license required by the SEC and FINRA to conduct the type of securities business in which the affiliate will engage, and to register in the various states in which he/she intends to service customers.  Montauk Financial Group is ultimately responsible for supervising each affiliated registered representative. Montauk Financial Group can incur substantial liability from improper actions of any of the affiliated representatives, and therefore it maintains a professional liability errors and omissions insurance policy which provides coverage for certain actions taken and/or omissions made by its registered representatives, employees and other agents in connection with the purchase and sale of securities and other financial products and services.

Revenue Sources

        Through our affiliate program we derive a substantial portion of our revenues from customer commissions on brokerage transactions in equity and debt securities for retail and institutional investors such as corporations, partnerships and limited liability companies, investment advisors, hedge funds, and pension and profit sharing plans. In executing customer orders to buy or sell a security in which we make a market, we may sell to, or purchase from, customers at a price that is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. We may also act as agent and execute a customer’s purchase or sale order with another broker-dealer market-maker at the best inter-dealer market price available and charge a commission. We believe our mark-ups, mark-downs and commissions are competitive based on the services we provide to our customers.  In executing customer orders to buy or sell listed and over-the-counter securities in which we do not make a market, we generally act as an agent and charges commissions that we believe are competitive, based on the services that we provide to our customers.

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

Montauk Insurance Services

        In 1991, we formed Montauk Insurance Services, Inc. for the purpose of offering and selling variable annuities, variable and traditional life, and health insurance products.  Currently, Montauk Insurance is licensed to sell life insurance and annuities in all 50 states. Montauk Insurance derives revenue from the sale of insurance-related products and services to the customers of Montauk Financial Group’s registered representatives, who are also licensed to sell certain insurance products. In 2007, we earned gross commissions of $4.39 million from the sale of insurance and annuity products.

Asset Management Advisory Services

Montauk Financial Group is registered as an investment adviser with the SEC, and is registered or eligible to conduct business as an investment adviser in all 50 states and the District of Columbia.  As an investment adviser, Montauk Financial Group operates the Portfolio Advisory Strategies Platform (the "Platform") through which we are able to offer clients a choice of various discretionary and non-discretionary investment advisory programs (“Programs”).  One such Program, the Unified Managed Asset Allocation and Investment Management Program, is sponsored by Montauk Financial Group and enables affiliated representatives to provide individualized investment management services to clients regarding the purchase and sale of securities.  Other Programs available through the Platform are sponsored or administered by third-party investment advisers.  Each of the Programs generally requires the client to pay an asset-based fee for portfolio advisory services, brokerage execution and custody, and periodic account performance reporting.  During 2007, investment advisory fees represented 11% of the Company's overall revenues, compared to 7% for 2006, and the Company intends to continue to focus efforts on growing this line of business.

Investment Banking

Montauk Financial Group participates in private and public offerings of equity and debt securities and provides general investment banking consulting services to various public and private corporations. We continue to review investment banking opportunities and anticipate that we will engage in additional public and private offerings in the future as business and market conditions warrant.  Our investment banking services include bridge and senior loan financing, private placements and public offerings of debt and equity securities, and exclusive banking consultation.  Under circumstances where we act as an underwriter, we may assume greater risk than would normally be assumed in our normal trading activity.  Under the federal securities laws, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and our underwriting commitments may be limited by the requirement that we must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the SEC. During 2007, we did not serve as managing underwriter in any public offerings, but participated as a selling group member on numerous occasions. Members of selling groups do not have the same level of capital requirements in an underwritten offering as underwriters under FINRA rules.

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

Government Regulation

The securities industry in the United States is subject to extensive regulation under various federal and state laws and regulations.  The SEC is the federal agency charged with the administration of most of the federal securities laws.  Much of the regulation of the securities industry, however, has been assigned to various self-regulatory organizations, principally in our case FINRA. The self-regulatory organizations, among other things, promulgate regulations and provide oversight in areas of:

•	sales practices,
•	trade practices among broker-dealers,
•	capital requirements,
•	record keeping, and
•	conduct of employees and affiliates of member organizations.

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

Net Capital Requirements.   Every U.S. registered broker-dealer doing business with the public is subject to the SEC’s Uniform Net Capital Rule, which specifies minimum net capital requirements. Although we are not directly subject to the Net Capital Rule, Montauk Financial Group, as a registered broker-dealer is.  The Net Capital Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the “basic method”) or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with the Net Capital Rule (the “alternative method”). Montauk Financial Group applies the basic method of calculation.

Compliance with applicable net capital rules could limit our operations, such as underwriting and trading activities, that require the use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by our subsidiaries to us.  As of December 31, 2007, Montauk Financial Group had $849,710 of net capital and $599,710 of excess net capital.

Employees

Currently, we have approximately 185 registered representatives of which 178 are associated with affiliate offices. These affiliated registered representatives are not employees. In addition, we employ approximately 43 support personnel in the areas of operations, compliance, legal, accounting, technology, recruiting and administration. We believe our relationship with our employees is satisfactory.

Fidelity Bond and SIPC Account Protection

As required by the FINRA and certain other regulatory authorities, Montauk Financial Group carries a fidelity bond covering loss or theft of securities, as well as embezzlement and forgery.  The bond provides total coverage of $5,000,000 (with a $50,000 deductible provision per incident).  In addition, SIPC  protects accounts against brokerage firm liquidations for up to $500,000 for each customer, subject to a limitation of $100,000 for claims for cash balances. Customer accounts held at our clearing firm also have “Excess SIPC” net equity protection through CAPCO Insurance Company. Neither SIPC nor Excess SIPC protects client accounts against market losses. SIPC  is funded through assessments on registered broker-dealers and charges a flat annual fee of $150.

Securities Broker/Dealer Professional Liability Insurance

Montauk Financial Group carries a securities Broker/Dealer professional liability insurance policy covering negligent acts, error or omission by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, financial investment advice and the purchase and/or sale of securities.  This policy excludes coverage for certain types of business activities, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts.  The policy term is from January 31, 2008 to January 31, 2009 with a $1 million limit of liability for each covered event and a $3 million aggregate liability limit. We are responsible for a $100,000 deductible payment per claim. In the event that the cost of this coverage becomes cost prohibitive or otherwise unavailable, the lack of coverage may have an adverse impact on our financial condition in the event of future material claims, which may not be covered by our existing policy.

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

General Business Developments during 2007 and Subsequent Events

Termination of Merger Agreement; Litigation and Settlement

On May 5, 2006, we entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (collectively referred to as the "Okun Purchasers"), which are wholly-owned by Mr. Edward H. Okun, a private investor.  Mr. Okun is the controlling person of Investment Properties of America, LLC (“IPofA”), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreement in the merger agreement.

On January 8, 2007, we filed a lawsuit against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the “Okun Defendants”) seeking to enforce the terms of the merger. Pursuant to the merger agreement, shareholders of our common stock would have received $1.00 in cash for each share of common stock.  The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demanded specific performance of the merger agreement and completion of the merger. In the alternative, we sought  compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought  to void the lease agreement that we entered into with another Okun affiliate to relocate the Company’s corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey.

On February 12, 2007, we received the Okun Defendants' to the lawsuit, which contained several counterclaims against us.  In their counterclaims, the Okun Defendants alleged that we breached the merger agreement and failed to disclose certain material facts about us. They also  sought the return of $2 million held in escrow as well as compensatory damages, interest and costs.  The Okun Defendants filed two additional actions; one on February 2, 2007 in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of our directors and officers, filed on February 16, 2007. We believed these actions were  based on the same facts and circumstances as the previous action that we filed against the Okun Defendants for their breach of the merger agreement, and were  part of their response to the original lawsuit we filed in the New Jersey Superior Court.

On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they beneficially owned 52.8% of our voting securities.  According to the amended Schedule 13D, additional shares of our common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) outstanding were purchased for $10.00 per share. Each share of Series B Preferred Stock is convertible into 10 shares of common stock. The Series B Preferred Stock and certain of the shares of common stock were purchased from two of our former officers and directors.

On May 9, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants (“May Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  However, on May 23, 2007 the Company announced that it and the Okun Defendants had agreed to consent to the entry of a Court Order to vacate and set aside the May Settlement Agreement.

On June 15, 2007, the Company announced that it had reached a new agreement with Mr. Okun and the Okun Defendants (“June Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  The June Settlement Agreement provided that Okun’s affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun’s affiliates would hold less than 25% of the outstanding common shares of stock in First Montauk.  These shares have since been surrendered and cancelled. The Company also obtained an exclusive 60 day option (the “Option Period”) to purchase the balance of the shares held by the Okun affiliated entities (the “Option Securities”) for the aggregate purchase price of $2,500,000 (the “Option”), which expired on August 14, 2007, without the Company exercising its option. The June Settlement Agreement also provided that the lease between an Okun affiliated entity and the Company, with respect to relocating the Company’s corporate offices, shall be deemed void ab initio.

In return, the Company agreed to direct the escrow agent, Signature Bank New York, to pay to an Okun affiliated entity the $2 million on deposit by Mr. Okun and the Okun Defendants under the Escrow Agreement executed and delivered pursuant to the May 5, 2006 Merger Agreement.

The foregoing description of the June Settlement Agreement is qualified in its entirety by reference to the full text of the Settlement Agreement, which is filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 15, 2007.

Shareholder Rights Plan

The Board of Directors of First Montauk declared a dividend of one preferred share purchase right for each outstanding share of our common stock pursuant to a Rights Agreement dated as of August 8, 2007, between us and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”). The dividend was paid on August 8, 2007 to our shareholders of record on that date (“Record Date”). In addition, our Board of Directors authorized the issuance of one preferred share purchase right for each additional share of common stock that becomes outstanding between August 8, 2007 and the earliest of:

•
the “distribution date”, which is the earlier of: (1) the close of business on the tenth (10th) business day (unless further extended by a resolution adopted by a majority of the Continuing Directors of our Board of Directors as of the close of business on August 9, 2007 (the date of our 2007 Annual Meeting)) after a public announcement that (i) a person has acquired beneficial ownership of 10% or more of the outstanding shares of common stock (the “Requisite Percentage”) or (ii) in the case of Edward H. Okun, FMFG Ownership Inc., FMFG Ownership II, Inc. and any of their respective Affiliates and Associates (collective, the “Okun Parties”) and their respective successors and assigns acquired additional shares of the common stock and beneficially own more than an aggregate of 3,300,308 shares of common stock after the Record Date (each person specified in (i) and (ii) hereafter referred to as an “Acquiring Person); and (2) a date that the Board of Directors designates following the commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock that could result in the offeror becoming an Acquiring person;

•	the date on which the rights expire, which is August 8, 2017; and

•	the date, if any, on which our Board of Directors redeems the preferred share purchase rights.

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

At any time prior to an Acquiring Person acquiring beneficial ownership of the Requisite Percentage or more of the outstanding shares of common stock, our Board of Directors may redeem the preferred share purchase rights in whole, but not in part. The redemption price of $0.0001 per preferred share purchase right, subject to adjustment as provided in the Rights Agreement, may be paid in cash, shares of common stock or other of our securities deemed by the Board of Directors to be at least equivalent in value. The Board of Directors may also supplement or amend any provision of the Rights Agreement, including the date on which the distribution date or expiration date would occur, the time during which the preferred share purchase rights may be redeemed and the terms of the preferred shares. In the case of a redemption, the preferred share purchase rights are designed to ensure that the Board of Directors has adequate time to consider any proposed acquisition transaction involving us and to protect us and our shareholders against any proposed acquisition transaction in which all shareholders are not treated equitably and do not receive fair value for their shares of common stock.  The preferred share purchase rights have certain antitakeover effects and will cause substantial dilution to a person that attempts to acquire us on terms not approved by our Board of Directors. The preferred share purchase rights should not affect any prospective offeror willing to make an all-cash offer at a full and fair price, or willing to negotiate with the Board of Directors. Similarly, the preferred share purchase rights will not interfere with any merger or other business combination approved by our Board of Directors since our Board of Directors may, at its option, redeem all, but not less than all, of the then outstanding preferred share purchase rights at the redemption price.

The foregoing description of the Shareholder Rights Plan is qualified in its entirety by reference to the full text of the Rights Agreement, which is filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on August 8, 2007.

Management Agreements

In January 2007, FMSC, the Company’s broker-dealer subsidiary, entered into an employment agreement with a new Executive Vice President, Secretary and General Counsel which provided him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 per year through December 31, 2008, provided he is still employed by the Company at the end of each year. He resigned on August 31, 2007, effective September 28, 2007. As part of the negotiation of his existing employment contract he received his 2007 bonus of $100,000.

As of May 9, 2007, we and Victor K. Kurylak, our President and Chief Executive Officer, executed an Amended and Restated Employment Agreement (“Amended Employment Agreement”). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement with the Okun Defendants (see above-“Termination of Merger Agreement; Litigation and Settlement ). Pursuant to the Amended Employment Agreement, Mr. Kurylak was to continue his employment with us as President, but resign from the position as our Chief Executive Officer upon appointment of his successor and execution by his successor of an employment agreement with us. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak’s resignation as CEO was not accepted and thus cancelled. On June 15, 2007, we and Mr. Kurylak executed an Amendment Number One to the Amended Employment Agreement (“Amendment to Amended Employment Agreement”) to state that Mr. Kurylak would remain employed in the capacity of President and Chief Executive Officer for both us and FMSC. Mr. Kurylak’s employment contract has been subsequently renewed for one year from January 1, 2008 under the terms of the Amended Employment Agreement previously filed.

In the event of the termination of Mr. Kurylak’s employment by us without “cause” or by Mr. Kurylak for “good reason” as these terms are defined in the Amended Employment Agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) base salary for the remainder of the term; (c) a severance payment equal to $300,000 payable in a lump sum payment;  (d) continued participation in our benefit plans (or comparable plans); and (e) any applicable bonus. If Mr. Kurylak’s employment is terminated by us for “cause” or by him without “good reason”, he will be entitled only to accrued compensation. If termination of the Amended Employment Agreement occurs as a result of the expiration of such agreement without renewal by the Company at the end of the term, Mr. Kurylak will be entitled to the accrued compensation, any applicable bonus and the severance payment.

In the event Mr. Kurylak is a member of the board of directors of the Company on the termination date, the payment of any and all compensation due under the Amended Employment Agreement, except the accrued compensation, is expressly conditioned on Mr. Kurylak’s resignation from the board of directors of the Company within five (5) business of the termination date.

The Amended Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Kurylak’s employment.

Financing Agreement

On December 7, 2007 we entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC") pursuant to which we issued to AEFC-IC a 10% Convertible Secured Note due on December 31, 2008 for an aggregate principal amount up to $2,000,000 (the "AEFC-IC Note"). The AEFC-IC Note will accrue interest on the unpaid principal amount at the rate of 10% per annum which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of Common Stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of our common stock at an exercise price of $0.35 per share, as adjusted (the "Prepayment Warrant"). In the event we (i) do not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, we will issue AEFC-IC a warrant to purchase shares of our common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note. The parties also executed a registration rights agreement.

In connection with, and concurrent with, the execution of the Note Purchase Agreement, the AEFC-IC Note and the related documents, we entered into the First Amendment, dated as of December 7, 2007 ("First Amendment to the Rights Agreement"), of the Rights Agreement, dated August 1, 2007, between us and Continental Stock Transfer & Trust Company, as Rights Agent ("Rights Agreement") as more fully described above. The First Amendment to the Rights Agreement provides that AEFC-IC will not be deemed to be an "Acquiring Person" under the Rights Agreement by reason of (i) the execution of the AEFC-IC Note Purchase Agreement; (ii) the issuance of the AEFC-IC Note; (iii) the issuance of shares of common stock upon the conversion of the AEFC-IC Note into shares of our common stock.; (iv) the issuance of any warrants to AEFC-IC pursuant to the Note Purchase Agreement or any shares of common stock upon exercise of such warrants; (v) the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by Edward H. Okun or any affiliates of Mr. Okun (collectively, the "Okun Parties"); (vi) the approval, execution or delivery of any agreement with respect to the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; (vii) the public or other announcement of the Note Purchase Agreement or any of the transactions contemplated thereby, or the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; or (viii) the consummation of the Note Purchase Agreement and any other transactions contemplated by the Note Purchase Agreement or any agreement to purchase all or any of the 3,300,308 shares of common stock owned by the Okun Parties.

Separation Agreements

On August 31, 2007, Mr. Phillip P. D'Ambrisi resigned from his positions as our Chief Operating Officer as well as the Chief Operating Officer of FMSC.  Mr. D'Ambrisi also resigned as a member of our board of directors and the FMSC Board effective August 31, 2007. We and Mr. D'Ambrisi entered into a consulting agreement pursuant to which Mr. D'Ambrisi provided certain services to us during the term of such Agreement.

Please see “Employment Contracts, Termination of Employment & Change in Control Agreements” under Item 11 of this Annual Report for further details regarding the employment and termination agreements of our executive officers.

Election of Directors

On November 8 and 9, 2006, respectively, Mr. William J. Kurinsky and Mr. Herbert Kurinsky resigned their respective positions as Class I directors on our Board of Directors. One of the Class I director vacancies was filled on January 5, 2007 with the election of Mr. Phillip P. D’Ambrisi. The other Class I director vacancy was filled on February 22, 2007 with the election of Ms. Celeste M. Leonard. Effective August 31, 2007, Mr. D'Ambrisi resigned his position as a Class I director of the Company and FMSC, respectively.

Debenture Redemptions

On December 11, 2007, the remaining convertible debenture came due and was redeemed for $25,000. As of the date of this Annual Report, there are no 6% convertible debentures outstanding.

Item 1A.Risk Factors

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

Risks Related to Our Business and Industry

Our business is inherently risky and we have suffered losses in previous years

For the year ended December 31, 2007 we reported a net loss of  $2,085,000. For the year ended December 31, 2006 we reported a net loss of $837,000 and for the year ended December 31, 2005 we reported net income of $2,424,000. Since our business is subject to significant risk from litigation as well as weakness in the securities markets, we may incur further losses in the future, and such losses would necessarily affect the nature, scope and level of our future operations. Our results of operations to date are not necessarily indicative of the results of future operations. The securities business, by its very nature, is subject to various risks and contingencies, many of which are beyond the ability of our management to control. These contingencies include economic conditions generally and in particular those affecting securities markets, interest rates, discretionary income available for investment; losses which may be incurred from underwriting and trading activities; customer inability to meet commitments, such as margin obligations; customer fraud; and employee misconduct and errors. Further, the nature and extent of underwriting, trading and market making activities, and hence the volume and scope of our business is directly affected by our available net capital.

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

Principal and brokerage transactions and lending activities expose us to losses

Our trading, market making and underwriting activities involve the purchase, sale or short sale of securities as a principal and, accordingly, involve the risk of changes in the market prices of those securities and the risk of a decrease in the liquidity of markets which would limit our ability to resell securities purchased or to repurchase securities sold in principal transactions. Montauk Financial Group’s brokerage activities and principal transactions are subject to credit risk. For example, a customer may not respond to a margin call, and since the securities being held as collateral have diminished in value, there is a risk that we may not recover the funds loaned to the customer. These parties include trading counterparts, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to us due to a variety of reasons, including without limitation, bankruptcy, lack of liquidity or operational failure. Significant failures by third parties to perform their obligations owed to us could adversely affect our revenues and results of operations.

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

We are subject to various risks in the securities industry

        As a securities broker-dealer, Montauk Financial Group is subject to uncertainties that are common in the securities industry. These uncertainties include:

•	the volatility of capital markets;
•	governmental regulation;
•	litigation;
•	intense competition;
•	substantial fluctuations in the volume and price level of securities; and
•	dependence on third parties.

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

We have incurred liability due to securities-related litigation

Many aspects of our business involve substantial risks of liability, including exposure to liability under applicable federal and state securities laws in connection with the activity of our associated persons, as well the underwriting and distribution of securities.  In recent years, there has been an increasing incidence of litigation involving the securities industry in general, which seek compensatory, rescissionary and punitive damages.  During the year ended December 31, 2007, we incurred $1,673,000 in litigation costs and expenses related to various legal claims and settlements, including $400,000 in legal costs (net of insurance reimbursement) associated with the Okun lawsuits, as well as approximately $520,000 in costs associated with the SEC investigation and the resolutions of the settlement with both the SEC and FINRA (See Item 3. Legal Proceedings). As of December 31, 2007, we have accrued for litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this accrual will be adequate to cover actual costs that may be subsequently incurred.   It is not possible to predict the outcome of legal and regulatory matters pending against Montauk Financial Group. All such cases are, and will continue to be, vigorously defended.  However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse awards or judgments.  After considering all relevant facts, available insurance coverage and consultation with litigation counsel, it is possible that our consolidated financial condition, results of operations, or cash flows could be materially affected by unfavorable outcomes or settlements of certain pending litigation.

We remain subject to extensive regulation and the failure to comply with these regulations could subject us to penalties or sanctions

The securities industry in general and our business in particular is subject to extensive regulation by the SEC, state securities regulators and other governmental regulatory authorities. The broker-dealer is also regulated by industry self-regulatory organizations, including FINRA and the Municipal Securities Rulemaking Board. Montauk Financial Group is a registered broker-dealer with the SEC and a member firm of FINRA.  Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

•	sales practices and supervision;
•	trading practices among broker-dealers;
•	use and safekeeping of customers' funds and securities;
•	capital structure of securities firms;
•	record keeping; and
•	the conduct of directors, officers, agents and employees.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA, which is Montauk Financial Group’s primary regulator. FINRA adopts rules, subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations.

Compliance with these regulations involves a number of risks, particularly where the regulations may be subject to varying interpretation. If we are found to have violated an applicable regulation, an administrative or judicial action may be initiated against us that may result in penalties, which could have a material adverse effect on our operating results and financial condition, including but not limited to:

•	censure;
•	fine;
•	civil damage awards, including treble damages for insider trading violations;
•	the issuance of cease-and-desist orders; or
•	the deregistration or suspension of our broker-dealer activities and/or our employees.

We depend upon our registered representatives

Most aspects of our business are dependent on highly skilled and experienced individuals. We have devoted considerable efforts to recruiting and compensating those individuals and provide incentives to encourage them to remain employed by or associated with us. Individuals associated with us may leave our company at any time to pursue other opportunities. The continued loss of a significant number of registered representatives could continue to materially and adversely affect our operating results.

We depend upon our senior management

For the foreseeable future, we will be substantially dependent upon the personal efforts and abilities of our senior management, including our Chief Executive Officer and President, Mr. Victor K. Kurylak, Ms. Mindy A. Horowitz, our acting Chief Financial Officer and Senior Vice President, and Ms. Celeste Leonard, our Chief Compliance Officer, to coordinate, implement and manage our business plans and programs. The loss or unavailability of the services of any of them would likely have a material adverse affect on our business, operations and prospects. In addition, loss of key members of management could require us to invest capital to search for a suitable replacement. Such a search could serve as a distraction to the remaining members of management preventing them from focusing on the ongoing development of our business, which, in turn, could cause us to continue to lose money.

Montauk Financial Group must comply with Net Capital Requirements

The business of our broker-dealer, like that of other securities firms, is capital intensive. The SEC and FINRA have stringent provisions with respect to net capital requirements applicable to the operation of securities firms. A significant operating loss or any charge against net capital could adversely affect our ability to significantly expand or, depending upon the magnitude of the loss or charge, to maintain our present level of business.

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

We rely primarily on one clearing firm and the termination of the clearing agreement with this firm could disrupt Montauk Financial Group’s business

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

Our broker-dealer subsidiary faces limitations on trading and market-making activities in our securities

Due to regulatory positions and requirements of both the SEC and FINRA relating to the circumstances and extent to which a registered broker-dealer and FINRA-member may engage in market-making transactions in the securities of its parent company, Montauk Financial Group does not engage in trading or market-making activities relating to our common stock or warrants where Montauk Financial Group would speculate in, purchase or sell our securities for its own account. The purpose and effect of such limitation restricts Montauk Financial Group from being a factor in the determination of the market or price of our securities. Montauk Financial Group does, however, execute transactions for its customers on an "agency basis" where it does not acquire our securities for its own proprietary account. It will, however, earn usual and customary brokerage commissions in connection with the execution of such brokerage transactions. If, under current or future regulations of both the SEC and FINRA, Montauk Financial Group is permitted to participate as a market maker, it may do so on the basis of showing a bid and offer for our securities at specified prices representing customer interest.

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

We believe that, based upon recent developments in the market for directors' and officers' liability insurance, such provisions are necessary to attract and retain qualified individuals to serve as directors. In addition, such provisions will allow directors to perform their duties in good faith without concern for the application of monetary liability on a retroactive basis in the event that a court determines their conduct to have been negligent or grossly negligent. On the other hand, such provisions significantly limit the potential remedies available to a shareholder, or us, and it is possible that the protection afforded by such provisions may reduce the level of diligence or care demonstrated by such directors.

Risks Related to Our Common Stock

We do not pay dividends on our common stock

We do not pay dividends on the issued and outstanding shares of our common stock.  However, we pay 6% quarterly dividends on the outstanding shares of our Series A Convertible Preferred Stock. We previously paid 8% quarterly dividends on the outstanding shares of our Series B Preferred Stock, but as of June 15, 2007 all shares of Series B Preferred Stock were cancelled. Since no shares of Series C Participating Cumulative Preferred Stock (authorized in connection with the Shareholder Rights Plan (See Item 1-"Business-Shareholder Rights Plan")), are issued and outstanding, no dividends are paid with respect thereto (See Note 17 to Consolidated Financial Statements-Series C Participating Cumulative Preferred Stock-Preferred Stock Purchase Rights). Applicable laws, rules and regulations under the New Jersey Business Corporation Act and the Securities Act , have affected our ability to declare and pay dividends.

We have sold restricted shares of our common stock which may depress the common stock price

As of March 31, 2008, of the 13,257,248 issued and outstanding shares of our common stock, approximately 4,720,308  shares may be deemed restricted shares and, in the future, may be sold in compliance with Rule 144 under the Securities Act.  Rule 144 was recently amended to provide, in general, that a person that is not an affiliate of our Company, that holds restricted securities for a period of six (6) months,  may sell such shares subject only to our compliance with the current public information requirement until the end of a one-year holding period and after one year, these securities may be freely sold without regard to such requirement. Possible or actual sales of our common stock by certain of our present shareholders under Rule 144 may, in the future, have a depressive effect on the price of the common stock in any market which may develop for such shares. Such sales at that time may have a depressive effect on the price of the common stock in the open market.

There is a limited public market for our securities

Our common stock is traded in the over-the-counter market and reported by the National Daily Quotation Service published by the National Quotation Bureau, Inc. and the Electronic Bulletin Board (“OTCBB”) maintained by FINRA. Although we may apply for inclusion of our common stock in the Nasdaq Smallcap Market and/or on the American Stock Exchange, we do not currently satisfy the minimum listing requirements. Accordingly, there can be no assurance that we will be successful in obtaining listing on Nasdaq or on the Amex, or if obtained, that it will be able to maintain a Nasdaq or Amex listing.

There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	limited release of the market price of our securities;
•	limited interest by investors in our securities;
•	volatility of our stock price due to low trading volume;
•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and
•	limited ability to issue additional securities or to secure additional financing.

Our common stock may be subject to “penny stock” rules, therefore the market for our common stock may be limited.

Since our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. If at any time our common stock has a market price per share of less than $5.00, and we do not have net tangible assets of at least $2,000,000 or average revenue of at least $6,000,000 for the preceding three years, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

•	must make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” and a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

Our Certificate of Incorporation and By-Laws contain provisions which may have an anti-takeover effect

Our amended and restated certificate of incorporation and by-laws contain provisions, which may discourage certain  transactions, which involve an actual or threatened change in control of the company. These provisions include a classified or staggered board of directors. As permitted by the New Jersey Corporation Law, our certificate of incorporation provides that a director or officer of our company will not be personally liable to the company or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, except under certain circumstances including a breach of the director's duty of loyalty to the company or our stockholders or any transaction from which the director derived an improper personal benefit.  The provisions referred to above may make the company a less attractive acquisition candidate. They may also discourage or impede offers to acquire the business not approved by the board of directors, including offers for some or all of the shares of any class or series of capital stock at substantial premiums above the then current market value of such shares.

Shareholder Rights Plan

        Effective August 8, 2007, our Board of Directors adopted a Shareholder Rights Plan. Under the Rights Agreement, we issued a dividend of one preferred purchase right for each outstanding share of our common stock. The Rights Agreement further provides that under certain limited circumstances following the 10th day after an Acquiring Person announces the acquisition of, or tender offer for, 10% or more of the outstanding shares of our common stock, each right would instead enable the registered holder (other than those rights beneficially owned by the Acquiring Person which would be null and void and nontransferable) to purchase that number of shares of our common stock, which would have a market value of twice the purchase price thereby diluting the percentage ownership of the Acquiring Person. The Shareholder Rights Plan is designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and other terms to all shareholders. (See above, Item 1-“Business-Shareholder Rights Plan”; Note 17 to Consolidated Financial Statements - Series C Participating Cumulative Preferred Stock - Preferred Stock Purchase Rights).

Item 1B. Unresolved Staff Comments.

None

Item 2.    Properties

Offices and Facilities

The Corporate Headquarters

We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. On September 22, 2004 we entered into a 4th Amendment to our Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey.  The amendment provides for a lease term of five (5) years, which commenced on February 1, 2005, for 27,255 square feet.  The lease provides for monthly rent payments of $50,762.  As additional rent, we are required to pay a proportional share of any increases in real estate taxes and operating expenses above the amount paid during the 2005 calendar year, insurance premiums and all utility charges related to the premises. The amendment contains a five-year option to renew at a rental payment equal to the then-current fair market rate per square foot applicable to the leased premises.

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

Management has established a reserve for litigation settlements for the suits related to the high-yield bonds and other litigation that are probable and can be reasonably estimated.  The reserve is included in accrued liabilities at December 31, 2007.  Management cannot give assurance that this reserve will be adequate to absorb actual costs that may be subsequently incurred.  Further, it is not possible to predict the outcome of other matters pending against the Company.

SEC Investigation

The Company has entered into a settlement as a result of a regulatory investigation by the SEC concerning the Company’s and a former employee’s failure to reasonably supervise the securities trading and research activities of a former institutional analyst. The investigation covered the time period from March through December 2003. The Company has executed an Offer of Settlement, which, if accepted and approved by the  Commissioners of the SEC, will result in issuance of an Order Instituting Public Administrative and Cease-And-Desist Proceedings and Impose Remedial Sanctions. The settlement will result in the imposition of a censure and fine of $100,000 against the Company, and a six-month supervisory suspension and fine of $50,000 against our former president and CEO, who is no longer affiliated with us. The settlement should be concluded in early 2008. The monetary fine has been accrued for in 2007 and has been placed in an interest bearing attorney escrow account pending finalization of the settlement by the SEC.

FINRA Settlement

In September 2007 FMSC entered into a Letter of Acceptance, Waiver and Consent ("AWC") with FINRA, the broker-dealer’s primary regulatory authority. The AWC resolved an investigation by FINRA Staff into sales practice activities of certain of our former registered representatives, as well as our supervision of those activities. Without admitting or denying the allegations set forth in the AWC, FMSC accepted FINRA's findings and consented to a censure, paid a fine of $175,000 and agreed to an undertaking requiring a written certification by a senior officer of the firm to review the firm's systems and procedures regarding its supervisory procedures, and training and monitoring of supervisors.

Termination of Merger Agreement, Litigation and Subsequent Purchase of Majority Voting Interest

On May 5, 2006, we entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (collectively referred to as the "Okun Purchasers"), which are wholly-owned by Mr. Edward H. Okun, a private investor.  Mr. Okun is the controlling person of Investment Properties of America, LLC (“IPofA”), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

On January 8, 2007, we filed a lawsuit in the Supreme Court of New Jersey, Monmouth County, Chancery Division against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the “Okun Defendants”). The purpose of this lawsuit was to enforce the terms of the merger pursuant to the merger agreement executed on May 5, 2006. Pursuant to the merger agreement our common sock shareholders would have received $1.00 in cash for each share of common stock.  The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demanded specific performance of the merger agreement and completion of the merger. In the alternative, we sought compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought to void the lease agreement that we entered into with another Okun affiliate to relocate our corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey. Our complaint claimed that the Okun Defendants fraudulently induced us to execute this new lease by falsely representing that the Okun Purchasers would consummate the merger.

On February 12, 2007 we received the Okun Defendants' answer to the lawsuit, which contained several counterclaims against us. In their counterclaims, the Okun Purchasers alleged that we breached the merger agreement and failed to disclose certain material facts about the Company. They also  sought the return of $2 million held in escrow as well as compensatory damages, interest and costs.

The Okun Defendants filed two additional actions; one on February 2, 2007, in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against us and certain of our directors and officers, filed on February 16, 2007. Those lawsuits were based on the same facts and circumstances as the New Jersey state lawsuit that we filed against the Okun Purchasers, Mr. Okun and the other Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit we filed in the New Jersey Superior Court.

On May 9, 2007, we announced a settlement agreement with Mr. Okun and the Okun Defendants (“May Settlement Agreement”) to resolve the three separate lawsuits arising out of the termination of the merger agreement.  However, on May 23, 2007 we announced that we and the Okun Defendants had agreed to consent to the entry of a Court Order to vacate and set aside the May Settlement Agreement.

On June 15, 2007, we announced a new agreement with Mr. Okun and the Okun Defendants (“June Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  The June Settlement Agreement provided that Okun’s affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun’s affiliates would hold less than 25% of our outstanding common shares. These shares have since been surrendered and cancelled. We also obtained an exclusive 60 day option (the “Option Period”) to purchase the balance of the shares held by the Okun affiliated entities (the “Option Securities”) for the aggregate purchase price of $2,500,000 (the “Option”), which expired on August 14, 2007, without the Company exercising its option. The June Settlement Agreement also provided that the lease between an Okun affiliated entity and the Company, with respect to relocating the Company’s corporate offices, shall be deemed void ab initio.

In return, we agreed to direct the escrow agent, Signature Bank New York, to pay to an Okun affiliated entity the $2 million on deposit by Mr. Okun and the Okun Defendants under the Escrow Agreement executed and delivered pursuant to the May 5, 2006 Merger Agreement.

As of December 31, 2007, the Company has accrued for potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. As of December 31, 2007, it was not possible to predict the outcome of these legal matters pending against the Company.

Item 4.    Submission of Matters on a Vote of Security Holders

We did not submit any matters to our shareholders for a vote during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market of and Dividends on our Common Equity and Related Stockholder Matters

A.    Principal Market and Market Information

Our common stock is traded in the over-the-counter market.  Trading in our common stock is reported on the FINRA Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our common stock commenced trading in the over-the-counter market in 1987. On March 28, 2008, our common stock had bid and offer prices of $0.15 and $0.20 per share, respectively.   At December 31, 2007 our common stock had a closing price of $0.20 per share. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following is the range of high and low bid prices for such securities for the periods indicated below:

Common Stock

Calendar Year 2008	High Bid	Low Bid

1st Quarter	$.20	$.11

Calendar Year 2007	High Bid	Low Bid

1st Quarter	$.61	$.46
2nd Quarter	$.70	$.35
3rd Quarter	$.40	$.28
4th Quarter	$.30	$.16

Calendar Year 2006	High Bid	Low Bid

1st Quarter	$1.22	$.80
2nd Quarter	$1.00	$.90
3rd Quarter	$.975	$.79
4th Quarter	$.94	$.40

B.    Number of Record Holders

The approximate number of record holders of our common stock as of March 31, 2008 was 448. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 350 beneficial holders of our common stock.

C.    Dividend Policy

We have not paid any dividends on our common stock since our inception, and do not expect to pay any dividends on our common stock in the foreseeable future and plan to retain earnings, if any, to finance the development and expansion of our business.  We pay quarterly dividends on outstanding shares of our Series A Preferred Stock at the rate of 6% per annum, subject to the limitations under the New Jersey Business Corporation Act. There are currently outstanding 22,282 shares of Series A Preferred Stock. We also paid quarterly dividends on our Series B Preferred Stock at the rate of 8% per annum, subject to the limitations under the New Jersey Business Corporation Act. As part of the June 15, 2007 settlement agreement entered into with Mr. Okun and the Okun Defendants, they agreed to surrender all of their shares of Series A and Series B Preferred Stock, together with  5,272,305 shares of our common stock. Therefore, there are currently no outstanding shares of Series B Preferred Stock.

D.    Issuance of Unregistered Securities

There were no issuances of unregistered securities during 2007.

E.    Stock Repurchases

        There were no repurchases of any securities during 2007.

F.    Securities Authorized For Issuance Under Equity Compensation Plans

See Item 11. “Executive Compensation”.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operations Results:
Revenues:
Commissions	$31,728,518	$39,920,168	$37,493,733	$42,732,238	$41,883,669
Principal transactions	1,534,794	4,079,243	5,578,820	9,058,259	9,466,359
Investment banking	3,579,838	3,420,685	6,640,402	2,716,042	2,439,144
Interest and other income	2,712,648	3,540,324	8,370,711	4,680,702	4,437,510
Total revenues	39,555,798	50,960,420	58,083,666	59,187,241	58,226,682

Expenses:
Commissions, employee compensation and benefits	33,995,993	43,137,778	44,398,131	46,851,474	46,218,107
Executive separation	--	1,151,266	1,432,937	--	--
Clearing and floor brokerage	1,477,482	1,527,675	1,926,005	2,466,027	2,934,164
Communications and occupancy	1,672,992	1,797,281	2,483,056	2,664,256	2,659,105
Legal matters and related costs	1,672,716	1,095,064	1,773,604	2,714,769	5,836,960
Other operating expenses	2,778,928	2,982,665	3,467,972	3,489,425	3,393,335
Interest	26,420	78,248	100,123	284,093	204,054
Total expenses	41,624,531	51,769,977	55,581,828	58,470,044	61,245,725

Income (loss) before income taxes	(2,068,733)	(809,557)	2,501,838	717,197	(3,019,043)
Provision (benefit) for income taxes	16,333	26,992	77,544	(13,305)	499,000
Net income (loss)	$(2,085,066)	$(836,549)	$2,424,294	$730,502	$(3,518,043)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operations Results:

Net income (loss) applicable to common stockholders	$(2,209,032)	$(1,005,055)	$2,138,954	$639,813	$(3,542,882)
Earnings (loss) per share:
Basic:	$(0.14)	$(0.06)	$0.15	$0.07	$(0.40)
Diluted:	$(0.14)	$(0.06)	$0.12	$0.04	$(0.40)

Weighted average common shares outstanding-- Basic	15,635,136	17,004,254	14,032,057	9,270,350	8,784,103
Weighted average common and common share equivalents outstanding – Diluted	15,635,136	17,004,254	20,109,178	15,629,920	8,784,103
Financial condition:
Total assets	$5,250,908	$7,798,917	$8,719,930	$9,834,374	$12,193,101
Total liabilities	$3,615,876	$3,985,426	$5,492,079	$12,932,991	$16,280,540
Stockholders’ equity (deficit)	$1,635,032	$3,813,491	$3,227,851	$(3,098,617)	$(4,087,439)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting “Forward Looking Statements”

From time to time, we may publish “forward-looking statements” within the meaning of Section 27A of the Securities Act  and Section 21E of the Exchange Act,  or make oral statements that constitute forward-looking statements.  These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include, but are not limited to:  (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic and political conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, and (x) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements.

Overview

Substantially all of our business activities consist of the securities brokerage and investment banking activities of our wholly owned subsidiary, FMSC, a FINRA registered broker-dealer. FMSC conducts operations in four principal categories, all of which are in the financial services industry. These categories are:

•	securities brokerage activities for which FMSC earns commissions or fees;
•
corporate finance revenues consisting primarily of fees generated from private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member;

•	proprietary trading for which FMSC records profit or loss, depending on trading results and riskless principal transactions with customers; and
•	other income, primarily interest earned on customer balances.

Because we operate in the financial services industry, our revenues and earnings are substantially affected by general financial market conditions. Therefore, the amount of our revenues depends greatly on levels of market activity requiring the services we provide.

Results of Operations

2007 Compared to 2006

Overview

The Company’s performance for 2007 resulted in a decrease in revenues of $11 million, to $40 million for 2007, compared to $51 million for 2006. The largest decrease in revenues was in the area of equity commissions and principal transactions, from $23.9 million in 2006 to $14.0 million in 2007.  The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives from 2006 to 2007. Included in interest and other income for 2006 is an additional $180,000 of margin interest, a partial allocation of the $1.0 million received from NFS in June 2006. This was a result of an amendment to Exhibit A of the clearing agreement signed by our wholly owned subsidiary, FMSC, on June 29, 2006.

Net loss applicable to common stockholders in 2007 was $2,209,032, or ($0.14) per basic and diluted share compared to a net loss applicable to common stockholders of $1,005,055, or ($0.06) per basic and diluted share for 2006.

Revenues by Source

The following provides a breakdown of total revenues by source for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars).

	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	% of Total Revenues	Amount	% of Total Revenues	Amount	% of Total Revenues
Commissions
Equities	$12,498	32%	19,846	39%	$20,530	35%
Mutual Funds	6,042	15%	6,179	12%	6,348	11%
Insurance	4,386	11%	4,951	10%	4,230	7%
Investment Advisory	4,314	11%	3,879	7%	3,235	5%
Alternative Products	4,164	10%	4,927	10%	3,009	5%
Fixed Income	324	1%	138	<1%	142	1%
Total	31,728	80%	39,920	78%	37,494	64%
Principal Transactions	1,535	4%	4,079	8%	5,579	10%
Investment Banking	3,580	9%	3,421	7%	6,640	12%
Interest and Other
Interest	2,055	5%	2,636	5%	2,506	4%
Deferred revenue	--	--	--	--	5,105	9%
Other	658	2%	904	2%	760	1%
Total	2,713	7%	3,540	7%	8,371	14%
Total revenues	$39,556	100%	$50,960	100%	$58,084	100%

Commission Revenue

Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for 2007 decreased $8.2 million to $31.7 million from $39.9 million in 2006, related to the reduction in the number of registered representatives from 2006 to 2007. The overall decrease was primarily attributable to a reduction in revenue from agency equity and principal transactions of $9.9 million. While commissions generated from equity transactions has declined year over year, revenues from management fees for advisory accounts has been on the rise. In 2007, management fees from advisory accounts accounted for $4.31 million of our revenues, while in 2006 and 2005 revenues were $3.88 million and $3.23 million, an increase of 11% and 33%, respectively.

Principal Transactions

Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities decreased $2.6 million, from $4.1 million for 2006 to $1.5 for 2007. The decrease is primarily due to the reduction in the number of registered representatives who engaged in these types of transactions and the use of our clearing firm to handle more of our fixed income securities transactions. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased by $1.05 million, from $2.2 million in 2006 to $1.15 million in 2007.  Revenues from riskless principal trades of equity securities decreased $306,000 from $671,000 in 2006 to $365,000 in 2007. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm.

Investment Banking

In 2007, investment banking revenues remained relatively constant, increasing $160,000, from $3.42 million in 2006 to $3.58 million in 2007.   Investment banking revenue includes fees from private offerings of securities for public companies, which is a function of the number of the Company’s corporate clientele needing financing for capital expansion. The Company is constantly looking to expand the number of banking clients. This category also includes new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

Interest and other income decreased $828,000 in 2007, or 23%, from $3.5 million in 2006 to $2.7 million in 2007. In 2006, an additional $180,000 of margin interest rebate, a partial allocation of the $1.0 million received from NFS in June 2006, was included in interest income.  Of the $828,000 total decrease, $581,000 was from the reduction in interest income. Taking into consideration the $180,000 received from NFS in 2006, the actual decrease would have been approximately $400,000. This decrease was directly related to the amount of margin debit carried by customers. In addition to the decrease in interest income, revenues from marketing fees, which are directly related to revenues from alternative investments, decreased $111,000.

Expenses

        Total expenses decreased by $10.2 million, or 20%, in 2007 to $41.6 million from $51.8 million in 2006. Included in the expenses for 2007 are severance payments for terminated employees of $341,000, consulting agreements for two prior executives of $219,000, litigation costs associated with the Okun affiliates of $400,000 (see Item 3. “Legal Proceedings”), and costs associated with an SEC investigation and the resolution of the settlement with both the SEC and FINRA of approximately $518,000. Included in expenses in 2006 is an $820,000 credit due to a partial allocation of the $1 million received from NFS in June 2006 and executive separation costs of $1,151,000.

        The following chart provides a breakdown of total expenses for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars).

			Year Ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Amount	% of Total Expenses	Amount	% of Total Expenses	Amount	% of Total Expenses
Commissions, employee compensation and benefits	$33,996	82%	$43,138	83%	$44,398	80%
Executive separation	--	--	1,151	2%	1,433	3%
Clearing and floor brokerage	1,478	4%	1,528	3%	1,926	3%
Communications and occupancy	1,673	4%	1,797	4%	2,483	5%
Legal matters and related costs	1,672	3%	1,095	2%	1,774	3%
Other operating expenses	2,779	7%	2,983	6%	3,468	6%
Interest	26	<1%	78	<1%	100	<1%
Total operating expenses	$41,624	100%	$51,770	100%	$55,582	100%
Provision for income taxes	$16		$27		$78

Commissions, Employee Compensation and Benefits

Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 23%, or $8.6 million, from $36.6 million for 2006, to $28.0 million for 2007. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, decreased for 2007, to $6.0 million from $6.5 million, a decrease of approximately $500,000 over 2006. Included in 2007 was approximately $257,000 of severance costs for various personnel and bonus payments associated with employment contracts of $300,000.

Executive Separation

Executive separation costs decreased $1,151,00 for 2007 when compared with 2006 with respect to two separation agreements, one with our former chairman of the Board of Directors and the other with our former general counsel. In 2007, there were no separation agreements entered into with any executives.

Clearing and Floor Brokerage

Clearing and floor brokerage costs which are greatly affected by volume and type of transactions decreased approximately $50,000 from 2006 to 2007. In June 2006, we allocated approximately $544,000 of the $1 million received in the settlement from NFS to clearing fees. Excluding the reduction for 2006, clearing and floor brokerage costs would have decreased by $594,000 or 29%.

Communications and Occupancy

Communications and occupancy costs decreased approximately $124,000, from $1.80 million in 2006 to $1.67 million in 2007. In 2006 there was a $135,000 reduction in costs incurred in prior periods related to data aggregation as part of the $1 million received from NFS in June 2006. Excluding this reduction, communications and occupancy costs would have decreased by approximately $259,000. This decrease is primarily due to the termination of our New York City branch office lease in September 2006 and costs related to the operations of that office.

Legal matters and related costs

        Legal matters and related settlement costs increased $577,000, from $1.10 million in 2006 to $1.67 million in 2007, most of which was related to legal fees and regulatory fines. Legal fees for 2007 were $1.26 million compared to $970,000 in 2006. In 2006, we incurred $271,000 in legal fees in connections with the anticipated acquisition of the Company by a private investor. In 2007, we incurred approximately $400,000 (net of insurance reimbursement) related to various lawsuits involving the termination of the anticipated acquisition in December 2006 (See Item 3. “Legal Proceedings” -Termination of Merger Agreement; Litigation and Settlement). Other legal fees in 2007 include costs associated with the SEC investigation and the resolution of the settlement with both the SEC and FINRA of approximately $518,000, as well as fees associated with customer claims. The cost of legal settlements for 2007 decreased approximately $27,000 when compared to 2006.

As of December 31, 2007, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred.  Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

SEC Investigation

The Company has entered into a settlement as a result of a regulatory investigation by the SEC concerning the Company’s and a former employee’s failure to reasonably supervise the securities trading and research activities of a former institutional analyst. The investigation covered the time period from March through December 2003. The Company has executed an Offer of Settlement, which, if accepted and approved by the  commissioners of the SEC, will result in issuance of an Order Instituting Public Administrative and Cease-And-Desist Proceedings and Impose Remedial Sanctions. The settlement will result in the imposition of a censure and fine of $100,000 against the Company, and a six-month supervisory suspension and fine of $50,000 against our former president and CEO, who is no longer affiliated with us. The settlement should be concluded in early 2008. The monetary fine has been accrued for in 2007 and has been placed in an interest bearing attorney escrow account pending finalization of the settlement by the SEC.

FINRA Settlement

In September 2007 FMSC entered into a Letter of Acceptance, Waiver and Consent ("AWC") with FINRA, the broker-dealer’s primary regulatory authority. The AWC resolved an investigation by FINRA Staff into sales practice activities of certain of our former registered representatives, as well as our supervision of those activities. Without admitting or denying the allegations set forth in the AWC, FMSC accepted FINRA's findings and consented to a censure, paid a fine of $175,000 and agreed to an undertaking requiring a written certification by a senior officer of the firm to review the firm's systems and procedures regarding its supervisory procedures, and training and monitoring of supervisors.

Termination of Merger Agreement, Litigation and Settlement

On May 5, 2006, we entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (collectively referred to as the "Okun Purchasers"), which are wholly owned by Mr. Edward H. Okun, a private investor.  Mr. Okun is the controlling person of Investment Properties of America, LLC (“IPofA”), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of our outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per share of Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

On December 29, 2006, we received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged our failure to satisfy conditions and our alleged breach of various representations, warranties, covenants and agreements in the merger agreement.

On January 8, 2007, we filed a lawsuit in the Supreme Court of New Jersey, Monmouth County, Chancery Division against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the “Okun Defendants”). The purpose of this lawsuit was to enforce the terms of the merger pursuant to the merger agreement executed on May 5, 2006. Pursuant to the merger agreement our common sock shareholders would have received $1.00 in cash for each share of common stock.  The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. Our complaint demanded specific performance of the merger agreement and completion of the merger. In the alternative, we sought compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought to void the lease agreement that we entered into with another Okun affiliate to relocate our corporate offices to a building purchased by that Okun affiliate in Red Bank, New Jersey. Our complaint claimed that the Okun Defendants fraudulently induced us to execute this new lease by falsely representing that the Okun Purchasers would consummate the merger.

On February 12, 2007 we received the Okun Defendants' answer to the lawsuit, which contained several counterclaims against us. In their counterclaims, the Okun Purchasers alleged that we breached the merger agreement and failed to disclose certain material facts about the Company. They also  sought the return of $2 million held in escrow as well as compensatory damages, interest and costs.

The Okun Defendants filed two additional actions; one on February 2, 2007, in the Circuit Court of the State of Florida against our President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against us and certain of our directors and officers, filed on February 16, 2007. Those lawsuits were based on the same facts and circumstances as the New Jersey state lawsuit that we filed against the Okun Defendants, Mr. Okun and the other Okun Defendants for their breach of the merger agreement, and are part of their response to the original lawsuit we filed in the New Jersey Superior Court.

On May 9, 2007, we announced a settlement agreement with Mr. Okun and the Okun Defendants (“May Settlement Agreement”) to resolve the three separate lawsuits arising out of the termination of the merger agreement.  However, on May 23, 2007 we announced that we and the Okun Defendants had agreed to consent to the entry of a Court Order to vacate and set aside the May Settlement Agreement.

On June 15, 2007, we announced a new agreement with Mr. Okun and the Okun Defendants (“June Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  The June Settlement Agreement provided that Okun’s affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun’s affiliates would hold less than 25% of our outstanding common shares. These shares have since been surrendered and cancelled. We also obtained an exclusive 60 day option (the “Option Period”) to purchase the balance of the shares held by the Okun affiliated entities (the “Option Securities”) for the aggregate purchase price of $2,500,000 (the “Option”), which expired on August 14, 2007, without the Company exercising its option. The June Settlement Agreement, with respect to relocating the Company’s corporate offices, also provided that the lease between an Okun affiliated entity and the Company shall be deemed void ab initio.

In return, we agreed to direct the escrow agent, Signature Bank New York, to pay to an Okun affiliated entity the $2 million on deposit by Mr. Okun and the Okun Defendants under the Escrow Agreement executed and delivered pursuant to the May 5, 2006 Merger Agreement.

Other Operating Expenses

 Other operating costs decreased by approximately $200,000, to $2.78 million in 2007, from $2.98 million in 2006. Included in the 2007 operating costs are decreases in depreciation expense of $135,000, E&O insurance premiums of $120,000, office expense of $81,000 and travel expenses of $54,000. Increases in operating expenses for 2007 included consulting fees of $176,000 directly related to agreements with two former executives.

Income tax expense for the years ended December 31, 2007, 2006 and 2005 was $16,000, $27,000 and $78,000, respectively.  The effective tax rate on pre-tax income (loss) was 0.8%, 3.3% and  3.1%,  during 2007, 2006 and 2005, respectively.    As of December 31, 2007, 2006 and 2005, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods.

2006 Compared to 2005

Overview

The Company’s performance for 2006 resulted in a decrease in revenues of $7.1 million, to $51 million, compared to $58.1 million for 2005. The decrease in revenue is primarily due to the 2005 recognition of $4.9 million of the remaining deferred revenue in connection with the termination of our Financial Agreement with Fiserv Securities, Inc. (“Fiserv”), our prior clearing firm. Included in interest and other income for 2006 is an additional $180,000 of margin interest rebate; a partial allocation of the $1.0 million received from NFS on June 29, 2006 relating to conversion and transition expenses incurred by FMSC in prior periods, as a result of its conversion from Fiserv Inc. to NFS in 2005. In addition, investment banking revenues decreased $3.2 million when compared to 2005. Our 2006 results were also negatively impacted by the loss of several large producing offices during 2006. Excluding the one-time revenue, total revenues decreased by approximately $2.2 million, or 4%, compared to 2005.

Commission Revenue

Commission revenue increased $2.4 million to $39.9 million from $37.5 million in 2005, due mainly to the increased revenue from alternative products of $1.9 million. Alternative products consist mainly of REIT’s, 1031 exchanges and promissory notes. While commissions generated from equity transactions has declined year over year, revenues from the sales of insurance and annuities and management fees from advisory accounts has been on the rise. In 2006, insurance revenues accounted for $4.95 million of our revenues, while in 2005 revenues were $4.23 million, an increase of 15%. Management fees from advisory accounts increased $644,000, or 15%, when compared to 2005.

Principal Transactions

Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities decreased $1.5 million, or 27%, from $5.6 million in 2005 to $4.1 million in 2006. Revenues from all fixed income sources, which include municipal, government, and corporate bonds and unit investment trusts decreased by $943,000, from $4.0 million in 2005 to $3.1 million in 2006.  Revenues from riskless principal trades of equity securities decreased $574,000 from $1.2 million in 2005 to $671,000 in 2006. Riskless principal trades are transacted through the firm’s proprietary account with a customer order in hand, resulting in no market risk to the firm. These decreases are primarily attributable to a decline over the last several years in the number of registered representatives conducting more of these types of transactions.

Investment Banking

In 2006, investment banking revenues decreased $3.2 million, or 48%, from $6.6 million in 2005, to $3.4 million in 2006. The decrease in the revenue was primarily due to an overall reduction in the number of private offerings in 2006 when compared to 2005. In 2005, however, we reported the highest annual investment banking revenues than in any other year in the Company’s history.

Interest and Other Income

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

Expenses

Total expenses decreased by $3.8 million, or 7%, in 2006 to $51.8 million from $55.6 million in 2005. Included in expenses in 2006 is an $820,000 credit due to a partial allocation of the $1 million received from NFS on June 29, 2006. Taking into consideration the $820,000 received from NFS, expenses decreased by $3.2 million. In addition, in February 2005, we recorded additional compensation expense of $1,433,000 in connection with a separation agreement with one of our senior officers, compared to $1,151,000 in 2006 with respect to two separation agreements, one with our former chairman of the Board of Directors and the other with our former general counsel.

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

Executive Separation

During the 2006 period, we recorded separation costs of $1,151,000 in connection with the termination of an employment agreement with our former chairman of the Board of Directors and the non-renewal of an employment agreement with our former general counsel. This compares to $1,433,000 in connection with a separation agreement with our former chief executive officer in 2005.

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

Legal matters and related costs

        Legal matters and related settlement costs decreased 38%, or $679,000, from $1.8 million in 2005 to $1.1 million in 2006. The reduction in 2006 is attributable to a decline in the number of customer complaints and arbitration claims. In addition, legal costs for 2005 include $269,000 of fees related to the proposed merger with Olympic Cascade Financial Corporation (“Olympic”) which was terminated on October 24, 2005, compared to $325,000 of legal fees related to the proposed merger with the Okun Purchasers.

 Liquidity and Capital Resources

We maintain a highly liquid balance sheet with approximately 64% for 2007 and 81% for 2006 and 2005, consisting of cash and cash equivalents, securities owned, and receivables from our clearing firm and other broker-dealers. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities.  These accounts are monitored on a daily basis in order to ensure compliance with regulatory net capital requirements and to preserve liquidity.

Overall, cash and cash equivalents decreased for 2007 by $277,000. Net cash used in operating activities during 2007 was $1,082,000, as a result of a net loss of $2,085,000 adjusted by non-cash charges including depreciation and amortization of $140,000. Cash was further reduced by a net increase in other assets of $561,000 and decreases in commissions payable, accounts payable and accrued expenses of $639,000, $57,000 and $639,000, respectively.  These decreases to cash were partially offset by decreases in the amount due from our clearing firm, securities owned, prepaid expenses, and employee and broker receivables of $2,640,000, $39,000, $35,000 and $55,000, respectively.

Net cash used in operating activities in 2006 was $668,000, as a result of net loss of $837,000 adjusted by non-cash charges including depreciation and amortization of $586,000 and payment of the $200,000 note issued in connection with a separation agreement. Cash was further reduced by net increases in the amount due from our clearing firm, employee and broker receivables and other assets of $232,000, $33,000 and $44,000, respectively, partially offset by a decrease in securities owned of $105,000. These increases to cash were offset by decreases in accounts payable, accrued expenses and income taxes payable of $173,000, $178,000 and $28,000, respectively, partially offset by an increase in commissions’ payable of $351,000.

Net cash provided by operating activities in 2005 was $995,000, as a result of net income of $2,424,000 adjusted by non-cash charges including depreciation and amortization of $1,449,000 and $1,200,000 from the issuance of stock and a note payable in connection with a separation agreement, offset by non-cash income of $5,105,000 from the amortization of deferred revenues. Cash was increased by a reduction in the amount due from our clearing firm of $1,059,000.

Additions to property and equipment of $46,000 accounted for the use of cash from investing activities for 2007. In 2006 and 2005, investing activities consumed $34,000 and $43,000, respectively, for additions to capital expenditures.

Financing activities in 2007 provided net cash of $851,000 due to the issuance of a convertible secured note in the amount of $1,000,000, partially offset by payments of preferred stock dividends of $124,000. Financing activities in 2006 used net cash of $143,000 due to the payment of preferred stock dividends and capital leases of $169,000 and $7,700, respectively, partially offset by proceeds from option exercises of $34,000. Financing activities in 2005 provided $4,000 in cash due to the receipt of $343,000 in proceeds from the exercise of stock options, offset by payments of preferred stock dividends and capital leases of $285,000 and $54,000, respectively.

Financing Activities

In 1999, we issued 349,511 shares of Series A Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of Series A Preferred Stock is convertible into two shares of common stock and pays a quarterly dividend of 6%. Quarterly dividends were paid through the first quarter of 2003, at which time we suspended the dividend payments in accordance with applicable state law. In the second quarter of 2005, the Board of Directors declared the dividend on the preferred stock in arrears. The Company paid dividends on the Series A Preferred Stock in the amount of $67,077 during 2007 and $168,506 during 2006. (See Note 17 to the consolidated financial statements).

In October 2002, we commenced a private offering of up to $3,000,000 of 6% convertible debentures to accredited investors.  Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of common stock. The offering expired on March 1, 2003.  In the offering, we sold an aggregate amount of $1,240,000 of debentures, $1,030,000 in 2002 and $210,000 in 2003.  The proceeds of the financing were used to satisfy general working capital needs.  Neither the debentures nor the shares underlying the debentures have been registered for offer or sale under the Securities Act; such securities were issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act,  and/or Rule 506 of Regulation D, promulgated thereunder relating to transactions by an issuer not involving any public offering.

In September 2003, we commenced an additional private offering of up to $3,000,000 of 6% convertible debentures to accredited investors.  Each debenture is convertible at an initial conversion price of $0.50 per share, subject to adjustment for stock dividends, combinations, splits, recapitalizations, and like events. Interest on the debentures accrues at the rate of 6% per annum and is payable in cash on a semi-annual basis on April 1st and October 1st of each year until maturity or conversion. Each debenture is due and payable five (5) years from issuance, unless previously converted into shares of common stock. The offering was completed on December 31, 2003. In the offering, we sold an aggregate principal amount of $1,895,000 of debentures.  The proceeds of the financing were used to satisfy general working capital needs.  The debentures have not been registered for offer or sale under the Securities Act; such securities were issued on the basis of the statutory exemption provided by Section 4(2) of the Securities Act,  and/or Rule 506 of Regulation D, promulgated there under relating to transactions by an issuer not involving any public offering.

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

During 2006, $35,000 of the Company’s convertible debentures was converted into 70,000 shares of common stock.  In June 2006, the Okun Purchasers purchased $1,190,000 principal amount of debentures, which were acquired from their holders in privately negotiated transactions. Subsequently, on June 20 and 23, 2006, the Okun Purchasers converted such debentures into 2,380,000 common shares. As of the date of this report, there are no convertible debentures outstanding.

During the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1,000,000 by NFS relating to conversion and transition expenses incurred by the broker-dealer as a result of its conversion from Fiserv to NFS in 2005. The payment was received by FMSC on June 29, 2006.

In connection with the separation agreement we entered into with Mr. William Kurinsky in 2005, we issued him an aggregate of 197,824 shares of a newly created class of Series B Preferred Stock. Such shares of Series B Preferred Stock are convertible into common stock on the basis of ten shares of common stock for each share of Series B Preferred Stock.  The Series B Preferred Shares have voting rights along with the common stock based upon the number of shares of common stock into which it would be converted.  The Series B Preferred Stock also includes a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act  and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act  to issue the shares of Series B Preferred Stock.  (See Note 18 to the consolidated financial statements). On February 23, 2007, Mr. Kurinsky sold all 197,824 shares of Series B Preferred Stock to FMFG Ownership II, Inc., an affiliate of Mr. Okun. On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 12-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the Okun Defendants  to surrender all shares of Series B Preferred Stock previously owned by the Okun Defendants, together with all shares of Series A Preferred Stock and  5,272,305 shares of our common stock owned by them. On June 15, 2007, 197,824 shares of Series B Preferred Stock were surrendered and cancelled. The Company paid $56,889 and $80,000 in dividends on the Series B Preferred Stock for 2007 and 2006, respectively. There are currently no shares of Series B Preferred Stock outstanding.

On December 7, 2007 we entered into the Note Purchase Agreement with AEFC-IC pursuant to which we issued to AEFC-IC the AEFC-IC Note which is due on December 31, 2008. The AEFC-IC Note is for an aggregate principal amount up to $2,000,000. The AEFC-IC Note will accrue interest on the unpaid principal amount at the rate of 10% per annum which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of common stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of our common stock at an exercise price of $0.35 per share, as adjusted (the "Prepayment Warrant"). In the event we (i) do not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, we will issue AEFC-IC a warrant to purchase shares of our common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note. The parties also executed a registration rights agreement.

In connection with, and concurrent with, the execution of the Note Purchase Agreement, the AEFC-IC Note and the related documents, we entered into the First Amendment, dated as of December 7, 2007 ("First Amendment to the Rights Agreement"), of the Rights Agreement, dated August 1, 2007, between us and Continental Stock Transfer & Trust Company, as Rights Agent ("Rights Agreement") as more fully described above. The First Amendment to the Rights Agreement provides that AEFC-IC will not be deemed to be an "Acquiring Person" under the Rights Agreement by reason of (i) the execution of the Note Purchase Agreement; (ii) the issuance of the AEFC-IC Note; (iii) the issuance of shares of common stock upon the conversion of the AEFC-IC Note into shares of our common stock; (iv) the issuance of any warrants to AEFC-IC pursuant to the Note Purchase Agreement or any shares of common stock upon exercise of such warrants; (v) the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by  the Okun Parties; (vi) the approval, execution or delivery of any agreement with respect to the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; (vii) the public or other announcement of the AEFC-IC Note Purchase Agreement or any of the transactions contemplated thereby, or the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; or (viii) the consummation of the Note Purchase Agreement and any other transactions contemplated by the Note Purchase Agreement or any agreement to purchase all or any of the 3,300,308 shares of common stock owned by the Okun Parties.

During 2007, we cut costs by approximately $1.5 million. This was accomplished through reductions in our work force, subletting a portion of our office space and the renegotiation of our outsourced mailroom contract. In addition we initially raised $1 million through the AEFC-IC Note.  We believe that our cash resources available will be sufficient to meet our minimum planned operating needs for the next 9 months.  Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and continued reductions in overhead costs.  Although we have plans to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  If additional funding cannot be obtained, we will review alternative courses of action to conserve our cash flow.

Net Capital

At December 31, 2007, Montauk Financial Group had net capital of $849,710, which was $599,710 in excess of its required net capital of $250,000 and the ratio of aggregate indebtedness to net capital was 2.91 to 1.

 Contractual Obligations

The Company has contractual obligations to make future payments in connection with its short-term debt and non-cancelable lease agreements. The follow table sets forth these contractual obligations by year. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.

	Maturity Date Expected
Category	2008	2009	2010	2011	Total

Operating Leases	1,148,504	843,667	184,981	18,627	2,195,779
Short-term debt (1)	1,000,000	0	0	0	1,000,000

Total	$2,148,504	$843,667	$184,981	$18,627	$3,195,779
  (1) Short-term debt includes a 10% convertible secured note in the amount of $1,000,000 maturing on December 31, 2008.

Effective November 2006, the Company entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services.  Under the terms of the agreement, the Company made payments totaling $400,000 to the vendor for software development, none of which has been amortized or expensed and has been included in other assets on the Consolidated Statements of Financial Condition.

On March 31, 2008, the Company agreed to amend the master services agreement with the vendor in exchange for a reimbursement of a portion of the system development costs paid by the Company. In addition, the vendor will provide data integration and commission collection services to the Company, which will be amortized over the duration of the amended agreement through December 2009.

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

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of our consolidated financial statements. (See Note 2 to the consolidated financial statements for further discussion of significant accounting policies.)

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

Clearing Agreement

Montauk Financial Group introduces all of its customer transactions, which are not reflected in the financial statements, to it’s clearing brokers, who maintain the customers’ accounts and clears such transactions.  Additionally, the clearing brokers provide the clearing and depository operations for Montauk Financial Group’s proprietary securities transactions.  These activities may expose us to off-balance sheet risk in the event that customers do not fulfill their obligations with the clearing brokers, as Montauk Financial Group has agreed to indemnify the clearing brokers for any resulting losses.  We will record a loss from a client transaction when information becomes available to management that allows it to estimate its impact on our financial statements.

Income Taxes

Due to significant operating losses from 2001-2003 we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2007, and we intend to maintain it until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

        The Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes” in January 2007 to measure its tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We don’t expect any impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No 141R will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

On March 19, 2008 the Financial Accounting Standards Board (FASB) issued Statement No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example:

  ·     A tabular summary of the fair values of derivative instruments and their gains and losses

·     Disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity

·     Cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments

The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

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

Our ability to continue as a going concern is dependent on our ability to maintain and increase operating revenues, reduce operating expenses, and raise additional capital. During the year, the Company raised $1,000,000 in the form of a short term secured convertible promissory note and reduced expenses by approximately $1.5 million. This included a reduction in the workforce, subletting of office space, and renegotiating of outsourced office functions. We believe that our cash resources will be sufficient to meet our minimum planned operating needs for the next 9 months. Beyond that period, management has other plans for increasing cash flow, including pursuing additional financing and continued reductions in overhead costs. We cannot make any assurances that we will be successful in these activities, which would therefore have a materially adverse affect on our financial condition.

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

As a securities broker-dealer, we are subject to uncertainties that are common in the securities industry. These uncertainties include:

●	the volatility of capital markets;
●	governmental regulation;
●	litigation;
●	intense competition;
●	substantial fluctuations in the volume and price level of securities; and
●	dependence on third parties.

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

Market Risk. Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer. The Company’s broker-dealer, FMSC , carries debt obligations on behalf of its customers and acts as a market maker in approximately 15 over-the-counter equity securities. In connection with these activities, the Company maintains inventories to facilitate client transactions. Occasionally, the Company invests for its own proprietary equity investment accounts.

The following table represents the fair value of trading inventories associated with the Company’s broker-dealer client facilitation, market-making activities and proprietary trading activities.

	December 31, 2007		December 31, 2006
	Securities Owned	Securities Sold but not yet Purchased	Securities Owned	Securities Sold but not yet Purchased
Debt securities:
Government	$6,756	$0	$2,015	$0
Corporate	0	0	0	0
Municipal	0	0	0	0
Certificates of deposit	0	0	0	0
Total debt securities	6,756	0	2,015	0

Equity securities	58,339	0	97,941	495
Mutual funds	9,463	201	6,008	0
Options	0	0	0	0
Warrants	85,215	0	92,483	0
Total	$159,773	$201	$198,447	$495

Changes in value of the Company’s inventory may result from fluctuations in interest rates, credit ratings of the issuer, equity prices and the correlation among these factors. The Company’s primary method of controlling risk is through the establishment and monitoring of limits on the dollar amount of securities positions that can be entered into. Position limits in inventory accounts are monitored on a daily basis. Management also monitors inventory levels and trading results, as well as inventory aging, pricing, concentration and securities ratings.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuation in price or liquidity.  Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short.  These activities subject our capital to significant risks, including market, credit and liquidity risks.  Market risk relates to the risk of fluctuating values based on market prices without   action on our part.  Our primary credit risk is settlement risk, which relates to whether counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds.  Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. Additional information pertaining to the foregoing risks is included under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.”

Item 8.    Financial Statements

See Financial Statements attached hereto at pages F-1 to F-40.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and acting chief financial officer. Based on that evaluation, the chief executive officer and acting chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

During the year ended December 31, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers

        Our directors and executive officers for the year ended December 31, 2007 are as set forth below. From January 1, 2007 through August 31, 2007 our Board consisted of six individuals. Effective August 31, 2007 Mr. Phillip D’Ambrisi resigned from our Board. His seat currently remains vacant.

Board of Directors

Name	Age	Position

Victor K. Kurylak	51	Class II Director, Chief Executive Officer and President, First Montauk Financial Corp.

Ward R. Jones, Jr.	76	Class III Director, First Montauk Financial Corp.

Barry D. Shapiro	66	Class II Director, First Montauk Financial Corp.

David I. Portman	66	Class III Director, First Montauk Financial Corp.

Celeste M. Leonard	52	Class I Director, First Montauk Financial Corp.

Executive Officers

Name	Age	Position

Victor K. Kurylak	51	Chief Executive Officer and President, First Montauk Financial Corp. and Montauk Financial Group

Celeste M. Leonard	52	Chief Compliance Officer, Montauk Financial Group

Mindy A. Horowitz	50	Acting Chief Financial Officer -First Montauk Financial Corp., Chief Financial Officer, Treasurer, Fin.Op.- Montauk Financial Group

Our Certificate of Incorporation provides for the classification of the Board of Directors into three classes of Directors, each class as nearly equal in number as possible but not less than one Director, each Director to serve for a three-year term, staggered by class.   The Certificate of Incorporation further provides that a Director or the entire Board of Directors may be removed only for cause and only by the affirmative vote of the holders of at least 70% of the combined voting power of our voting stock, with vacancies on the Board being filled only by a majority vote of the remaining Directors then in office.  "Cause” is defined as the willful failure of a Director to perform in any substantial respect such Director’s duties to our company (other than any such failure resulting from incapacity due to physical or mental illness), willful malfeasance by a Director in the performance of his duties to the   company which is materially and demonstrably injurious to the company, the commission by a Director of an act of fraud in the performance of his duties, the conviction of a Director for a felony punishable by  confinement  for a period in excess of one year, or the ineligibility  of a Director for  continuation  in office  under any  applicable rules, regulations or orders of any federal or state regulatory authority. All officers serve at the discretion of the Board of Directors.

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

Celeste M. Leonard was elected to serve as a Class I member of our Board of Directors on February 22, 2007. Since September 2006, Ms. Leonard has been an Executive Vice President and the Chief Compliance Officer of FMSC. Ms. Leonard has over 28 years of compliance and supervision experience in the financial services industry.  Before joining the Company in August 2006, Ms. Leonard had been the Sales Practice Director for Smith Barney Citigroup in New York City, a position she had held since November 2004. She previously worked as a Senior Vice President for Business Control Management for Neuberger Berman, LLC in New York from March 2004 through November 2004. From February 1996 through March 2004, Ms. Leonard was an Executive Director/ National Director of Branch Supervision for CIBC Oppenheimer Corp. and oversaw supervision and risk management for the private client division’s 19 branch locations. From October 1994 through February 1996, he worked as Compliance Director for the Financial Services Division of Lehman Brothers, and held various other positions at that firm and its predecessors since 1978.

Mindy A. Horowitz, was appointed our Acting Chief Financial Officer effective February 1, 2005. In January 2005, she became the Chief Financial Officer and Financial and Operations Principal of Montauk Financial Group. She had previously been Vice President of Finance for Montauk Financial Group since September 1995. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined FMSC. Ms. Horowitz graduated with a MS in accounting from Monmouth College in 1981.

Significant Employee

Mark D. Lowe, 48, has been President of Montauk Insurance Services, Inc. since October 1998.  From 1982 to 1998 Mr. Lowe was a Senior Consultant with Congilose & Associates, a financial services firm specializing in insurance and estate planning.  Mr. Lowe became a Certified Financial Planner (CFP) in July 1991, a Chartered Financial Planner (ChFC) in 2001 and a Chartered Life Underwriter (CLU) in 2003. Mr. Lowe graduated Ocean County College in Toms River, NJ. Mr. Lowe is the past President of the Estate and Financial Planning Council of Central New Jersey.

Certain Reports

No person who, during the year ended December 31, 2007, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the  Exchange Act ) failed to file on a timely basis, reports required by Section 16 of the  Exchange Act during the most recent fiscal year or prior years.  The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the  Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Meetings of Directors

During 2007, the full Board of Directors met on 19  occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

Committees of the Board of Directors

The Board of Directors has three committees: Audit Committee, Compensation Committee and Special Committee. Our Board of Directors currently consists of five  individuals, three of whom are independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market. Our independent directors are Ward R. Jones, Jr., Barry D. Shapiro and David I. Portman.

For the year ended December 31, 2007, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee.  Our Audit Committee acts to:

•      review with management our finances, financial condition and interim financial statements;
•      review with our independent auditors the year-end financial statements; and
•      review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of our independent auditors.

During the year ended December 31, 2007, the Audit Committee met on six occasions.  The Audit Committee adopted a written charter governing its actions effective June 23, 2000.  During the year, the members of the Audit Committee were Ward R. Jones, Barry D. Shapiro and David I. Portman.  Both of the members of our Audit Committee were "independent" within the definition of that term as provided in the Marketplace Rules of the Nasdaq Stock market. The Board has determined that Mr. Barry D. Shapiro qualified as the Audit Committee financial expert as defined under applicable Securities and Exchange Commission rules.  Mr. Shapiro serves as chairman of this committee.  Mr. Portman was appointed to serve on this committee at the time of his election to our Board in February 2006.

Compensation Committee.  The Compensation Committee functions include administration of our 2002 Incentive Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment and separation agreements with our executive officers.  The Compensation Committee's members during 2006 were Ward R. Jones, Barry D. Shapiro and David Portman.  Mr. Jones serves as chairman of this committee.  During the year ended December 31, 2007, the committee met on two occasions.

Special Committee.The Special Committee of the Board was formed on February 24, 2006 for the purpose of reviewing and evaluating any transactions that may be presented to the Board for the benefit of the shareholders. Mr. David Portman serves as chairman of this committee. The Special Committee, which consists of our three independent members of the Board, did not meet as a separate committee in 2007.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks between the members of our Compensation Committee and any other entity.  None of the members of the Board's Compensation Committee are executive officers of our company.

 Compensation of Directors

We pay our Directors who are not also our employees a retainer of $250 per meeting of the Board of Directors attended and for each meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. In 2007 the Board authorized an increase in the annual payment from $5,000 to $15,000 payable in advance in quarterly installments. Members of the Audit Committee are also entitled to an additional $5,000 payment per annum payable in advance in quarterly installments.

Code of Ethics

On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and President and Acting Chief Financial Officer. A copy of our Code of Ethics and Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended December 31, 2007.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy and policies for 2007 as applicable to our named executive officers (NEOs). This CD&A explains the structure and rationale associated with each material element of the NEOs’ total compensation, and provides context for the more detailed disclosure tables and specific compensation amounts provided following the CD&A.

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate, reward and retain talented individuals who are essential to our continued success. In determining the form and amount of compensation payable to our NEOs,  our Compensation Committee is guided by the following objectives and principles:

•	Encourage creation of shareholder value and achievement of strategic corporate objectives;

•	Integrate compensation with our annual and long-term corporate objectives and strategy, and focus executive behavior on the fulfillment of those objectives;

•	Provide a competitive total compensation package that enables us to attract and retain, on a long-term basis, high caliber personnel; and

•	Hold our NEOs accountable to achieve corporate objectives and offer rewards for successful business results, thereby increasing shareholder value.

Oversight of Our Executive Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”) assists the Board in discharging its responsibilities relating to compensation of the NEOs and oversees and administers our executive compensation program.  It evaluates and recommends to the Board appropriate policies and decisions relative to NEOs  salaries, benefits, bonuses, incentive compensation, severance, and equity-based or other compensation plans.

Elements of Compensation.   Each element of compensation is designed to reward different performance goals, yet have the components work together to satisfy the ultimate goal of enhancing shareholder value. The elements of principal officer compensation are:

1.       Base salary.   Compensation levels for each of our NEOs, including the Chief Executive Officer, are generally set within the range of salaries that the Compensation Committee believes are paid to executive officers with comparable qualifications, experience and responsibilities at comparably-sized companies. In setting compensation levels, the Compensation Committee takes into account such factors as (i) our past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The Compensation Committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to our long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Compensation Committee in determining total compensation for each NEO.

2.        Cash bonuses.   Cash bonuses reward the NEOs for overall job performance and are approved by the Compensation Committee. These bonuses are discretionary and are not awarded based on a formula or a specific time frame other than the contractual bonuses that are paid pursuant to the terms of the employment agreements for our NEOs, Victor K. Kurylak and Celeste M. Leonard and former NEO’s Philip D’Ambrisi and Jeffrey J. Fahs. (See further discussion below.)

3.       Corporate finance bonus pool. Pursuant to his employment agreement, our Chief Executive Officer is eligible to purchase from the Company, at his sole discretion, a portion of the securities contributed to the “Corporate Finance Bonus Pool” upon the same price, terms and conditions afforded to Montauk Financial Group.  The Corporate Finance Bonus Pool consists of up to 20% of all underwriter’s warrants, placement agent warrants and/or other securities granted to FMSC, in connection with its service as an underwriter, placement agent or investment banker; provided however, such amount shall not exceed 50% of the total securities retained by Montauk Financial Group after any allocations to the registered representatives and the corporate finance staff in accordance with the corporate policies in effect from time to time. The amount our Chief Executive Officer shall be entitled to purchase shall be determined by the Compensation Commmittee on a transaction-by-transaction basis.

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

In addition, the Compensation Committee believes that equity ownership by NEOs and our other key employees  helps to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain them with the Company.  In making stock option and restricted stock grants, the Compensation Committee considers general corporate performance, individual contributions to our financial, operational and strategic objectives, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price.

After consideration of restricted stock and stock options awarded prior to 2007 to the NEOs and the base salary increases approved in December 2006, no stock options or restricted stock grants were recommended or approved for award to the NEOs during, or for, 2007.

Finally, our 1996 Senior Management Incentive Plan terminated in June 2006; therefore no further grants were eligible to be made under this Plan.

5.       401(k). We have a 401(k) Profit Sharing Plan, which permits our eligible employees, including the NEOs, to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan. In 2006, we did not make a contribution based on our discretionary contribution matching policy.

6.       Perquisites and other benefits. We offer various broad-based employee benefit plans. NEOs participate in these plans on the same terms as eligible, non-executive employees. These plans consist of health, pharmacy and dental insurance programs and are intended to provide benefits that support the well-being and overall health of executives, including our NEOs and employees. In addition we provide group term insurance with a maximum coverage of $50,000, as well as long-term disability.

We also provide NEOs with reimbursement of automobile and business-related expenses and cellular telephone usage.

7.       Sign-on bonuses. In addition to the standard elements of compensation, the Compensation Committee and executive management have the discretionary ability to pay sign-on bonuses in the form of cash and/or stock to executive officers, including our NEOs, as well as other key employees. We utilize these bonuses in order to attract personnel believed to be valuable to the company. The hiring of employees, particularly the hiring of executives, is highly competitive. In order to attract and retain talented senior executives, we believe that this tool is important to the building and retention of a strong qualified workforce.

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

Under the terms of Mr. Kurylak’s employment agreement, which expired December 31, 2007, Mr. Kurylak received a base salary of $275,000 per year; subject to annual increases of 10% provided we have profits of at least $500,000 per annum.  In addition, Mr. Kurylak was entitled to receive medical and other benefits that we have in effect for its executives. Mr. Kurylak was entitled to participate in our executive bonus pool, which has been established by the Board to constitute 15% of our net pre tax profit. Further, Mr. Kurylak was also entitled to a portion of the corporate finance bonus pool defined as 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements. In the event of termination without cause, Mr. Kurylak would be entitled to a severance payment consisting of accrued compensation, continuation of his benefits and payment of his base salary for a period of the greater of three months or the unexpired term.

As of May 9, 2007, the Company and  Mr. Kurylak executed an Amended and Restated Employment Agreement (“Amended Employment Agreement”). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement with the Okun Defendants (See Item 3. “Legal Proceedings”). Pursuant to the Amended Employment Agreement, Mr. Kurylak is  to continue his employment with the Company as President. Mr. Kurylak was to resign, however, from the position of CEO  of the Company in connection with the May Settlement Agreement upon appointment of his successor and execution by his successor of an employment agreement with the Company. However, since the May Settlement Agreement was vacated and set aside, Mr. Kurylak’s resignation as CEO was not accepted and thus cancelled. On June 15, 2007, the Company and Mr. Kurylak executed  Amendment Number One to the Amended and Restated Employment Agreement (“Amendment to Amended Employment Agreement”) to correctly state that Mr. Kurylak remains employed in the capacity of President and CEO  of both the Company and FMSC. Mr. Kurylak’s employment contract has been renewed for one year under the terms of the Amended Employment Agreement previously filed.

In the event of the termination of Mr. Kurylak’s employment by the Company without “cause” or by Mr. Kurylak for “good reason” (as these terms are defined in the Amended Employment Agreement), he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) base salary for the remainder of the term; (c) a severance payment equal to $300,000 payable in a lump sum payment;  (d) continued participation in the Company’s benefit plans (or comparable plans); and (e) any applicable bonus. If Mr. Kurylak’s employment is terminated by the Company for “cause” or by him without “good reason”, he will be entitled only to accrued compensation. If termination of the Amended Employment Agreement occurs as a result of the expiration of such agreement without renewal by the Company at the end of the term, Mr. Kurylak will be entitled to the accrued compensation, any applicable bonus and the severance payment.

In the event Mr. Kurylak is a member of the Board of Directors of the Company on the termination date, the payment of any and all compensation due under the Amended Employment Agreement, except the accrued compensation, is expressly conditioned on Mr. Kurylak’s resignation from the Board of Directors of the Company within five (5) business of the termination date.

The Amended Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Kurylak’s employment.

Phillip D’Ambrisi

In August 2006, the Company hired  Mr. Phillip P. D’Ambrisi as the Company’s new Chief Operating Officer with employment terms, which provided him with an annual base salary of $250,000 and bonuses of $200,000 for 2006 and $100,000 for each subsequent calendar year through December 31, 2008, provided he is still employed by the Company at the end of each such year.  The terms of Mr. D’Ambrisi’s  employment were  reflected in a formal employment agreement, but the Company's intent was to reduce the terms reflected in the letter agreement dated August 1, 2006 to a written employment agreement in similar form and substance to that which was executed by the Company's Chief Compliance Officer, Ms. Leonard.

On August 31, 2007, however, Mr. D'Ambrisi resigned his position as Chief Operating Officer of the Company and FMSC.  Mr. D'Ambrisi also resigned effective August 31, 2007 as a member of the Board of Directors of the Company.  Effective September 1, 2007, the Company and Mr. D'Ambrisi entered into a written consulting agreement  pursuant to which Mr. D'Ambrisi provided certain services to the Company through December 31, 2007.

 Celeste M. Leonard

In August 2006, FMSC entered into an employment agreement with Ms. Celeste M. Leonard with respect to her new position as a  Chief Compliance Officer of FMSC. The employment agreement provides her with an annual base salary of $200,000 and bonuses of $200,000 for 2006 and $100,000 for each subsequent calendar year through December 31, 2008, provided she is still employed by the Company at the end of each such year.

Jeffrey J. Fahs, Esq.

In January 2007, FMSC entered into an employment agreement with Jeffrey J. Fahs with respect to his new position as  Executive Vice President, Secretary and General Counsel.  The employment agreement provided him with a base salary of $200,000 per year through December 31, 2008 and bonuses of $100,000 for each subsequent calendar year through December 31, 2008, provided he is still employed by the Company at the end of each such year.

Mr. Fahs resigned on August 31, 2007, effective September 28, 2007. In settlement of his existing employment contract Mr. Fahs  received his 2007 bonus of $100,000.

Mindy A. Horowitz

In 2005, we entered into a new employment agreement with Mindy Horowitz who serves as our Acting Chief Financial Officer. The Board also approved a restricted stock award to her of 100,000 shares of common stock as a performance bonus award and as an incentive to continue her employment with us. The agreement had an initial term of one year ending February 1, 2006 and is renewable for successive one-year terms unless we provide 120 days’ prior written notice of our intention not to renew the agreement. This agreement is currently in effect.

Under her agreement, Ms. Horowitz  receives a base salary of $140,000 per year, which was increased to $160,000 per year in 2007. She is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance.  In the event of termination of her employment without cause, Ms. Horowitz would be entitled to receive a severance payment equal to the sum of (i) one year’s salary, (ii) her portion of the bonus pool payments she would otherwise be entitled to following termination and (iii) payment of the costs of health and other benefits for 12 months following termination.

Robert I. Rabinowitz

On November 14, 2006, the Company entered into a separation agreement with the Company's then Executive Vice President, Secretary and General Counsel, Mr. Robert I. Rabinowitz.  Under the terms of the agreement, Mr. Rabinowitz's employment contract was not renewed and terminated effective January 31, 2007. Pursuant to the terms of the separation agreement, Mr. Rabinowitz was  provided with severance pay of $200,000 and benefits for a period of one year in accordance with the terms of his employment agreement, which was accrued for in 2006.  Effective February 1, 2007, we entered into a consulting agreement with Mr. Rabinowitz pursuant to which he is being hired as a consultant to the Company for an eleven-month period to provide assistance to the Company in the transition of his responsibilities to new personnel.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2007, 2006 and 2005 to each of our NEOs.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Victor K. Kurylak, President,	2007	292,500	0	0	0	0	0	0	292,500
Chief Executive Officer, FMFC and Montauk Financial Group	2006 2005	300,000 275,000	200,000 200,000	0 570,000 (1)	0 0	0 0	0 0	0 0	500,000 1,045,000
Phillip D’Ambrisi, Chief Operating Officer, FMFC and Montauk Financial Group(7) Celeste M. Leonard, Chief Compliance Officer, Montauk Financial Group	2007 2006 2007 2006	166,667 250,000 200,000 200,000	100,000 200,000 100,000 200,000	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	266,667 450,000 300,000 400,000
Robert I. Rabinowitz Former General Counsel – FMFC and Montauk Financial Group(8)	2007 2006 2005	16,667 200,000 190,000	0 0 20,000	0 0 57,000 (2)	0 0 66,450 (4)	0 0 0	0 0 0	0 200,000(6) 0	16,667 400,000 333,450
Jeffrey J. Fahs Former General Counsel-FMFC and Montauk Financial Group(7)	2007	114,488	100,000	0	0	0	0	0	214,888
Mindy A. Horowitz Acting Chief Financial Officer, FMFC, and Chief Financial Officer, Fin.Op Montauk Financial Group	2007 2006 2005	160,000 152,000 140,000	0 35,000 20,000	0 0 57,000 (3)	0 0 33,257 (5)	0 0 0	0 0 0	0 0 0	160,000 187,000 250,257

1)
In February 2005, the Company issued Mr. Kurylak 1,000,000 restricted shares of common stock, pursuant to the terms of his employment agreement as discussed above in greater detail, which shares had a market value of $570,000 on the date of issuance.

2)
In February 2005, Mr. Rabinowitz was issued an aggregate of 100,000 restricted shares of common stock. Such shares had a market value of $57,000 on the date of issuance. These shares were granted to Mr. Rabinowitz pursuant to the terms of his employment agreement.

3)
In February 2005, Ms. Horowitz was issued an aggregate of 100,000 restricted shares of common stock. Such shares had a market value of $57,000 on the date of issuance. These shares were granted to Ms. Horowitz pursuant to the terms of her employment agreement as discussed above in greater detail.

4)
In July 2005, the Compensation Committee authorized an option grant to Mr. Rabinowitz to purchase 150,000 shares of common stock at an exercise price of $1.25 per share for five years.  These options were initially valued at $66,450 based on the Black Scholes method of valuation.

5)
In July 2005, the Compensation Committee authorized an option grant to Ms. Horowitz to purchase 75,000 shares of common stock at an exercise price of $1.25 per share for five years.  These options were initially valued at $33,257 based on the Black Scholes method of valuation.

6)	Pursuant to a separation agreement with Mr. Rabinowitz dated November 14, 2006, he received a severance payment of $200,000, paid at the rate of $16,667 per month beginning February 1, 2007.
7)	Mr. D’Ambrisi and Mr. Fahs resigned as NEOs of the Company on August 31, 2007.
8)	Mr. Rabinowitz’s employment as a NEO terminated effective January 31, 2007.

2007 GRANTS OF PLAN-BASED AWARDS

There were no grants made to any NEOs of options or restricted stock during the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT 2007 YEAR-END

Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Victor K. Kurylak	250,000(1)	0	-	0.50	12/31/08	-	-	-	-
Celeste M. Leonard	-	-	-	-	-	-	-	-	-
Mindy A. Horowitz	100,000(2)	0	-	0.50	12/30/08	-	-	-	-
Mindy A. Horowitz	75,000(3)	0	-	1.25	07/27/10	-	-	-	-

1)
Represents the number of vested stock options as of December 31, 2007. These options vested 33% upon grant in February 2005, and 33% each December 31, 2005 and 2006. Options expire 5 years from the date of grant.

2)	Represents the number of vested stock options as of December 31, 2007. These options vested 100% upon grant on December 31, 2003. Options expire 5 years from the date of grant.
3)	Represents the number of vested stock options as of December 31, 2007. These options vested 100% upon grant on July 28, 2005. Options expire 5 years from the date of grant.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Victor K Kurylak	0	0	0	0
Mindy A. Horowitz	0	0	33,333	6,667

(1)	Information relates to stock option exercises during 2007.
(2)	Represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.
(3)	Information relates to stock acquired on vesting of restricted stock grants during 2007.
(4)	Represents the market value of the vested restricted stock grants on date of vesting.

2007 DIRECTOR’S COMPENSATION TABLE

The following table shows, for the year ended December 31, 2007, the compensation paid to each of our non-executive directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Barry Shapiro	27,938(1)	0	27,938
Ward R Jones Jr.	27,938(1)	0	27,938
David Portman	27,938(1)	0	27,938

(1)
Represents payments made to each Mr. Shapiro, Mr. Jones and Mr. Portman for a) annual cash payment of $15,000 as a non-executive board member, b) annual cash payment of $5,000 as a member of the Audit Committee, c) cash payment of $6,250 for attendance at Board and Audit Committee meetings in 2007, and d) $1,688 for the 2006 fourth quarter board member payment.

(2)
In 2007, Messrs. Shapiro and Jones each received a grant of 40,000 options and Mr. Portman received a grant of 35,000 options under the Non-Executive Director Plan.  The exercise price for each grant exceeds the fair market value of the underlying stock as of December 31, 2007.

Incentive Stock Option Plan

In June 2002, we adopted the 2002 Incentive Stock Option Plan (the “2002 Incentive Plan”), which provides for the grant of options to purchase up to 5,000,000 shares of our common stock by our employees, registered representatives and consultants. Under the terms of the 2002 Incentive Plan, options granted there under may or may not be designated as options which qualify for incentive stock option treatment under Section 422A of the Code.

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

Under the 2002 Incentive Plan, the exercise price of an option designated as an Incentive Stock Option shall not be less than the fair market value of the common stock on the date the option is granted.  However, in the event an option designated as an Incentive Stock Option is granted to a ten percent stockholder such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-Incentive Stock Options may be less than such fair market value.  The aggregate fair market value of shares subject to options granted to a participant that are designated as Incentive Stock Options that become exercisable in any calendar year may not exceed $100,000.

The Board may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option. Unless sooner terminated, the 2002 Incentive Plan will expire in 2012.

Effective as of the date of this Annual Report, since the adoption of the 2002 Incentive Plan, we have issued 721,200 options to registered representatives and employees, which have not been exercised or cancelled.

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

In 2006, due to the then pending merger agreement with the Okun Purchasers, no options were issued to Non-Executive Directors. However, in 2007, following termination of the merger agreement, we issued 55,000 options to the three Non-Executive Directors with respect to the 2006 year, as well as 60,000 options granted for 2007. To date, a total of 235,000 options are outstanding in our Non-Executive Director Plan.

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

In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the 1996 Management Plan to increase the number of shares of common stock reserved for issuance from 2,000,000 to 4,000,000.  Options to purchase 915,000 shares of our common stock are currently outstanding under the 1996 Management Plan and to date we have issued an aggregate of 2,300,000 shares of our common stock as restricted stock awards to senior management under this Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of March 31, 2008 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any “group” as that term is used in Section l3(d)(3) of the  Exchange Act ), known by us to be the beneficial owner of more than five (5%) percent of our common stock.  Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

Directors, Officers and 5% Shareholders (1)	Amount and Percentage Of Beneficial Ownership (1)

	Number of Shares		Percent
Victor K. Kurylak Parkway 109 Office Center 328 Newman Springs Road Red Bank, NJ 07701	1,500,000	(2)	11.11%

Celeste Leonard Parkway 109 Office Center 328 Newman Springs Road Red Bank, NJ 07701	0		0%

Mindy A. Horowitz Parkway 109 Office Center 328 Newman Springs Road Red Bank, NJ 07701	275,000	(3)	2.05%

Ward R. Jones 300 West Jersey Road Lehigh Acres, FL 33936	120,000	(4)	*

David I. Portman 142 Highway 35 Eatontown, NJ 07724	85,000	(5)	*

Barry D. Shapiro, CPA 331 Newman Springs Road Red Bank, NJ 07701	100,000	(6)	*

Bankruptcy Estate for Edward H. Okun	3,300,308	(7)	24.89%

All Directors and Officers as a group (6 persons in number)	2,080,000		14.95%

* Indicates less than 1%
(1)	Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
(2)	Amounts and percentages indicated for Mr. Kurylak include an aggregate of 1,250,000 shares of common stock and vested options to purchase 250,000 shares of common stock.
(3)
Includes vested and presently exercisable options of Ms. Horowitz to purchase 175,000 shares of common stock.  Amounts and percentages indicated for Ms. Horowitz include an aggregate of 100,000 shares of common stock.

(4)	Includes vested and presently exercisable options of Mr. Jones to purchase 100,000 shares of common stock.
(5)	Includes vested and presently exercisable options of Mr. Portman to purchase 35,000 shares of common stock.
(6)	Includes vested and presently exercisable options of Mr. Shapiro to purchase 100,000 shares of common stock.
(7)
As a part of a Settlement Agreement entered into on June 15, 2007 between the Company and the Okun Defendants,  the Okun Defendants surrendered to the Company for cancellation, 283,087 shares of Series A Preferred Stock, 197,824 shares of Series B Preferred Stock and an aggregate of 5,272,305  shares of common stock.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2007, including the 2002 Incentive  Plan, the Director Plan, the 1992 Incentive Stock Option Plan, as amended, the 1992 Non-Employee Director Stock Option Plan, as amended, and the 1996 Management Plan, as amended.   Information concerning each of the aforementioned plans is set forth above.  Each of the 1992 Incentive Stock Option Plan, the 1992 Non-Executive Director Stock Option Plan and 1996 Management Plan has expired and no additional options may be granted under such plans.  Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity Compensation Plans Approved by Stockholders	1,871,200[1]	$0.73	4,048,602[2,3]
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	1,871,200[1]	$0.73	4,048,602[2,3]

1.
Includes 721,200 options issued pursuant to the our 2002 Incentive  Plan, 235,000 options issued pursuant to our  Director Plan, and 915,000 options and shares issued pursuant to our 1996 Management Plan.

2.	Includes 3,748,602 options available for issuance under our 2002 Incentive Plan.
3.	Includes 300,000 options assumed available for issuance under our Director Plan. We expect to have three outside directors, each of whom will receive 20,000 options over the ten years of the plan.

Item 13. Certain Relationships and Related Transactions

For information concerning the terms of the employment agreements entered into between us and Mr. Victor K. Kurylak, Ms. Mindy A. Horowitz, and Ms. Celeste M. Leonard, the employment and separation agreements for Mr. Jeffrey J. Fahs and the separation agreement entered into with Philip D’Ambrisi, see Item 11. "Executive Compensation” above.

Item 14. Principal Accountant Fees and Service.

Our Audit Committee has selected Lazar Levine & Felix LLP, Certified Public Accountants, as its independent accountants for the current fiscal year.  The audit services provided by Lazar Levine & Felix LLP consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters.  The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements to Lazar Levine & Felix LLP for the year ended December 31, 2007 and 2006, respectively, and fees billed for other services rendered by our independent auditors during those periods.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Audit Fees (1)	$184,238	$169,900
Audit-Related Fees (2)	$19,000	$ 15,325
Tax Fees (3)	$42,290	$ 29,500
All Other Fees (4)	$10,000	$ 0
Total	$255,528	$214,725

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1. Financial Statements

See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Lazar Levine & Felix, LLP dated March 31, 2008 beginning on page F-1 of this report.

        2. Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Charged
	Balance at	(credited)	Charged to		Balance at
	beginning	to costs and	other		end
Description	of period	expenses	accounts	Deductions	of period

Deferred tax assets:
Year ended December 31, 2007	$3,581,909		$(784,184)		$2,797,725
Year ended December 31, 2006	$3,578,522		$3,387		$3,581,909
Year ended December 31, 2005	$5,120,839		$(1,542,317)		$3,578,522

Broker loan reserves:
Year ended December 31, 2007	$807,535		$ (49,020)		$758,515
Year ended December 31, 2006	$1,085,135		$(277,600)		$807,535
Year ended December 31, 2005	$1,402,631		$(317,496)		$1,085,135

3. Exhibits

Incorporated by reference to the Exhibit Index at the end of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MONTAUK FINANCIAL CORP.

Dated: March 31, 2008	By:	/s/ Victor K. Kurylak
Victor K. Kurylak
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Victor K. Kurylak	March 31, 2008
Victor K. Kurylak, Chief Executive Officer, President and Director

/s/ Celeste M. Leonard	March 31, 2008
Celeste M. Leonard, Chief Compliance Officer and Director

/s/ Mindy A. Horowitz	March 31, 2008
Mindy A. Horowitz, Acting Chief Financial Officer and Principal Accounting Officer

/s/ Ward R. Jones, Jr.	March 31, 2008
Ward R. Jones, Jr., Director

/s/ Barry D. Shapiro	March 31, 2008
Barry D. Shapiro, Director

/s/ David I. Portman	March 31, 2008
David I. Portman, Director

EXHIBIT INDEX

The exhibits designated with an asterisk (*) are filed herewith.  All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. §230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

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

2.4
Agreement and Plan of Merger dated as of May 5, 2006 by and among FMFG Ownership, Inc., FMFG Acquisition Co. Inc. and First Montauk Financial Corp. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2006.

2.5
Settlement Agreement, dated as of May 8, 2007, among First Montauk Financial Corp., Edward H. Okun, Investment Properties of America, LLC, IPofA Waterview, LLC, FMFC Acquisition Co., FMFG Ownership I Co., FMFG Ownership II, Co., Victor K. Kurylak, Ward R. Jones, Jr., Barry Shapiro, David Portman and Mindy Horowitz (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 11, 1007.

2.6
Settlement Agreement dated as of June 15, 2007 among First Montauk Financial Corp., Edward H. Okun, Investment Properties of America, LLC, IPofA Waterview, LLC, FMFG Acquisition Co., FMFG Ownership II, Co., Victor K. Kurylak, Ward R. Jones, Jr., Barry Shapiro, David Portman and Mindy Horowitz (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated June 15, 2007.

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

4.7
Rights Agreement, dated as of August 8, 2004, between First Montauk Financial Corp. and Continental Stock Transfer & Trust Company, as Rights Agent (Previously filed as Exhibit 4.1 to our Current Report on Form 8-K dated August 8, 2007).

4.8
Note Purchase Agreement, dated as of December 7, 2007, by and between First Montauk Financial Corp. and AEFC FMFK Investment Corp. (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 13, 2007.

4.8.1 *	Amendment to Note Purchase Agreement, dated as of December 17, 2007, by and between First Montauk Financial Corp. and AEFC FMFK Investment Corp.

4.9
First Amendment to the Rights Agreement, dated as of December 7, 2007, by and between First Montauk Financial Corp. and Continental Stock Transfer & Trust Company, as Rights Agent (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated December 13, 2007).

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

10.3‡
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

10.5‡
Employment Agreement dated as of January 1, 2004 between Herbert Kurinsky and First Montauk Financial Corp. (Previously filed as Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.6‡
Employment Agreement dated as of January 1, 2004 between William J. Kurinsky and First Montauk Financial Corp. (Previously filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7‡
Employment Agreement dated as of January 1, 2004 between Victor K. Kurylak and First Montauk Financial Corp. (Previously filed as Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.8‡	1992 Incentive Stock Option Plan (Previously filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.9‡	1992 Non-Executive Director Stock Option Plan (Previously filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

10.10‡	Amended and Restated 1992 Incentive Stock Option Plan. (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.11‡	Non-Executive Director Stock Option Plan – Amended and Restated June 28, 1996 (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.12‡	1996 Senior Management Incentive Stock Option Plan (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

10.13‡	Second Amended and Restated 1992 Incentive Stock Option Plan (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.14‡	1996 Senior Management Incentive Plan Amended as of June 23, 2000 (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 23, 2000).

10.15‡	2002 Incentive Stock Option Plan. (Previously filed with the Commission as an Exhibit A to our Proxy Statement dated May 20, 2002).

10.16‡	2002 Non-Executive Director Stock Option Plan. (Previously filed with the Commission as Exhibit B to our Proxy Statement dated May 20, 2002).

10.17‡	Form of Non-Executive Director Stock Option Award. (Previously filed as Exhibit 10.1 to our Report on Form 8-K dated September 2, 2004).

10.18‡	Form of Stock Option Award pursuant to Incentive Stock Option Plan. (Previously filed as Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.19‡	Form of Stock Option Award pursuant to 1996 Senior Management Stock Option Plan. (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.20
Fourth Amendment to Office Lease Agreement dated September 22, 2004 between First Montauk Securities Corp. and River Office Equities (Previously filed with the Commission as Exhibit 10.1 to Form 8-K dated September 28, 2004).

10.21‡
Separation Agreement between First Montauk Financial Corp. and William J. Kurinsky, effective as of February 1, 2005. (Previously filed as Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.22‡
Consulting Agreement between First Montauk Financial Corp. and William J. Kurinsky, effective as of February 1, 2005. (Previously filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.23‡
Employment Agreement dated as of February 1, 2005 between Victor K. Kurylak and First Montauk Financial Corp. (Previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.24‡
Employment Agreement dated as of February 8, 2005 between Robert I. Rabinowitz and First Montauk Financial Corp.  (Previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.25‡
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

10.28‡	Separation Agreement between First Montauk Financial Corp. and Herbert Kurinsky dated February 1, 2006 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K dated February 1, 2006).

10.29‡	Employment Agreement between First Montauk Securities Corp. and Celeste Leonard dated August 7, 2006 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K dated February 26, 2007).

10.30‡
Agreement and Release between First Montauk Financial Corp. and Robert I. Rabinowitz dated November 14, 2006 (Previously filed on November 14, 2006 as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.31‡*	Consulting Agreement between First Montauk Financial Corp. and Robert I. Rabinowitz dated as of January 19, 2007.

10.32‡*	Employment Agreement between First Montauk Securities Corp. and Jeffrey J. Fahs dated as of January 24, 2007.

10.33‡
Amended and Restated Employment Agreement between First Montauk Financial Corp. and Victor K. Kurylak, dated as of May 9, 2007 (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2007.)

10.34‡
Amendment Number One, dated as of June 15, 2007, to the Amended and Restated Employment Agreement, dated as of May 9, 2007, between Victor K. Kurylak and First Montauk Financial Corp. (Previously filed as Exhibit 10.3 to Form 10-Q for the Quarter Ended June 30, 2007, dated August 14, 2007.)

10.35‡
Consulting Agreement between First Montauk Financial Corp. and Phillip P. D’Ambrisi, dated September 1, 2007 (Previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2007.)

14	Code of Ethics (Filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003).

21*	Subsidiary Companies

23.1*	Consent of Lazar, Levine & Felix.

31.1*	Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Victor K. Kurylak pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Mindy A. Horowitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡  Denotes management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First Montauk Financial Corp
Red Bank, New Jersey

We have audited the accompanying consolidated balance sheets of First Montauk Financial Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, cash flows and the schedule listed in the accompanying index for each of the three years in the period ended December 31, 2007. These consolidated financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements and the schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

Lazar, Levine and Felix LLP

New York, New York

March 27, 2008

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$868,836	$1,145,751
Due from clearing firm	2,347,946	4,988,747
Securities owned, at market value	159,773	198,447
Prepaid expenses	250,948	285,480
Employee and broker receivables - net of reserve for bad debt
of $758,515 and $807,535 respectively	288,049	343,491
Property and equipment - net	175,463	239,033
Other assets	1,159,893	597,968
Total assets	$5,250,908	$7,798,917

LIABILITIES
6% convertible debenture	$-	$25,000
10% convertible note	1,000,000	-
Securities sold, not yet purchased, at market value	201	495
Commissions payable	1,739,713	2,378,935
Accounts payable	256,549	313,427
Accrued expenses	556,527	1,195,426
Income taxes payable	11,358	4,167
Capital leases payable	-	820
Other liabilities	51,528	67,156
Total liabilities	3,615,876	3,985,426

Commitments and contingencies

Series B convertible redeemable preferred stock, 445,102 shares authorized,
$.10 par value, 0 and 197,824 shares issued and outstanding, respectively
liquidation preference: $0 and $1,000,000, respectively	-	1,000,000

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
no shares issued and outstanding	-	-
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
22,282 and 305,369 shares issued and outstanding, respectively;
liquidation preference: $111,410 and $1,526,845, respectively	2,228	30,537
Series C participating cumulative preferred stock, 200,000 shares authorized,
$.10 par value, no shares issued and outstanding	-	-
Common stock, no par value, 60,000,000 shares authorized,
13,257,248 and 18,526,553 shares issued and outstanding, respectively	9,621,030	11,646,620
Additional paid-in capital	4,035,064	950,592
Accumulated deficit	(12,023,290)	(9,814,258)

Total stockholders' equity	1,635,032	2,813,491

Total liabilities and stockholders' equity	$5,250,908	$7,798,917

See notes to consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006	2005

Revenues:

Commissions	$31,728,518	$39,920,168	$37,493,733
Principal transactions	1,534,794	4,079,243	5,578,820
Investment banking	3,579,838	3,420,685	6,640,402
Interest and other income	2,712,648	3,540,324	8,370,711

Total revenue	39,555,798	50,960,420	58,083,666

Expenses:

Commissions, employee compensation and benefits	33,995,993	43,137,778	44,398,131
Executive separation	-	1,151,266	1,432,937
Clearing and floor brokerage	1,477,482	1,527,675	1,926,005
Communications and occupancy	1,672,992	1,797,281	2,483,056
Legal matters and related costs	1,672,716	1,095,064	1,773,604
Other operating expenses	2,778,928	2,982,665	3,467,972
Interest	26,420	78,248	100,123

Total expenses	41,624,531	51,769,977	55,581,828

Income (loss) before provision for income taxes	(2,068,733)	(809,557)	2,501,838
Provision for income taxes	16,333	26,992	77,544
Net income (loss)	$(2,085,066)	$(836,549)	$2,424,294
Preferred stock dividends	(123,966)	(168,506)	(285,340)
Net income (loss) applicable to common stockholders	$(2,209,032)	$(1,005,055)	$2,138,954

Earnings (loss) per share:
Basic	$(0.14)	$(0.06)	$0.15
Diluted	$(0.14)	$(0.06)	$0.12

Weighted average number of shares of stock outstanding:
Basic	15,635,136	17,004,254	14,032,057
Diluted	15,635,136	17,004,254	20,109,178

See notes to consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2007

	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital

Balances at January 1, 2005	305,369	$30,537	-	$-	10,258,509	$7,257,292	$950,592

Increase in deferred compensation	-	-	-	-	-	154,464	-
Amortization of deferred compensation	-	-	-	-	-	-	-
Common stock issued in connection
with legal settlements	-	-	-	-	25,000	25,000	-
Issuance of restricted stock in connection
with employment agreements	-	-	-	-	1,300,000	741,000	-
Issuance of preferred stock in connection
with separation agreement	-	-	197,824	19,782	-	-	980,218
Conversion of preferred stock into
common stock	-	-	-	-	-	-	-
Exercise of incentive stock options	-	-	-	-	560,998	343,071	-
Cashless exercise of warrants	-	-	-	-	262,900	158,283	-
Conversion of bonds into common stock	-	-	-	-	3,530,000	1,765,000	-
Payment of preferred stock dividends	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-
Balances at December 31, 2005	305,369	30,537	197,824	19,782	15,937,407	10,444,110	1,930,810

Balances at January 1, 2006, as previously reported	305,369	30,537	197,824	19,782	15,937,407	10,444,110	1,930,810
Reclassification of Series B stock
as temporary equity	-	-	(197,824)	(19,782)	-	-	(980,218)
Balances at January 1, 2006, as restated	305,369	30,537	-	-	15,937,407	10,444,110	950,592

Increase in deferred compensation	-	-	-	-	-	(76,266)	-
Amortization of deferred compensation	-	-	-	-	-	-	-
Reclass to common stock	-	-	-	-	-	(39,546)	-
Exercise of incentive stock options	-	-	-	-	68,800	33,504	-
Cashless exercise of incentive stock options	-	-	-	-	27,586	-	-
Cashless exercise of warrants	-	-	-	-	42,760	22,211	-
Expired warrant obligation	-	-	-	-	-	37,607	-
Conversion of bonds into common stock	-	-	-	-	2,450,000	1,225,000	-
Payment of preferred stock dividends	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balances at December 31, 2006	305,369	30,537	-	-	18,526,553	11,646,620	950,592

Amortization of deferred compensation	-	-	-	-	-	29,823	-
Payment of preferred stock dividends	-	-	-	-	-	-	-
Exercise of incentive stock options	-	-	-	-	3,000	750	-
Redemption of preferred A stock		(1,629,549)	-	-	-	-	1,629,549
Cancellation of preferred A stock	(283,087)	1,601,240	-	-	-	-	(1,601,240)
Cancellation of preferred B stock	-	-	-	-	-	-	1,000,000
Cancellation of common stock	-	-	-	-	(5,272,305)	(2,056,163)	2,056,163
Net loss	-	-	-	-	-	-	-
Balances at December 31, 2007	22,282	$2,228	-	$-	13,257,248	$9,621,030	$4,035,064

See notes to consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2007

			Stockholders'
	Accumulated	Deferred	Equity
	Deficit	Compensation	(Deficit)

Balances at January 1, 2005	$(10,948,157)	$(388,881)	$(3,098,617)

Increase in deferred compensation	-	(154,464)	-
Amortization of deferred compensation	-	896,160	896,160
Common stock issued in connection
with legal settlements	-	-	-
Issuance of restricted stock in connection
with employment agreements	-	(741,000)	25,000
Issuance of preferred stock in connection
with separation agreement	-	-	1,000,000
Conversion of preferred stock into
common stock	-	-	-
Exercise of incentive stock options	-	-	343,071
Exercise of warrants	-	-	158,283
Conversion of bonds into common stock	-	-	1,765,000
Payment of preferred stock dividends	(285,340)	-	(285,340)
Net income for the period	2,424,294	-	2,424,294
Balances at December 31, 2005	(8,809,203)	(388,185)	3,227,851

Balances at January 1, 2006, as previously reported	(8,809,203)	(388,185)	3,227,851
Reclassification of Series B stock
as temporary equity	-	-	(1,000,000)
Balances at January 1, 2006, as restated	(8,809,203)	(388,185)	2,227,851

Increase in deferred compensation	-	76,266	-
Amortization of deferred compensation	-	272,373	272,373
Reclass to common stock	-	39,546	-
Exercise of incentive stock options	-	-	33,504
Cashless exercise of incentive stock options	-	-	-
Cashless exercise of warrants	-	-	22,211
Expired warrant obligation	-	-	37,607
Conversion of bonds into common stock	-	-	1,225,000
Payment of preferred stock dividends	(168,506)	-	(168,506)
Net loss	(836,549)	-	(836,549)
Balances at December 31, 2006	(9,814,258)	-	2,813,491

Amortization of deferred compensation	-	-	29,823
Payment of preferred stock dividends	(123,966)	-	(123,966)
Exercise of incentive stock options	-	-	750
Redemption of preferred A stock	-	-	-
Cancellation of preferred A stock	-	-	-
Cancellation of preferred B stock	-	-	1,000,000
Cancellation of common stock	-	-	-
Net loss	(2,085,066)	-	(2,085,066)
Balances at December 31, 2007	$(12,023,290)	$-	$1,635,032

See notes to consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,085,066)	$(836,549)	$2,424,294

Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization of property and equipment	109,163	244,500	384,169
Amortization of stock compensation and deferred costs	29,823	341,228	1,064,619
Amortization of deferred income	-	-	(5,105,116)
Common stock issued in legal settlement	-	-	25,000
Preferred shares issued in connection with separation agreement	-	-	1,000,000
Note payable issued in connection with separation agreement	-	(200,000)	200,000
Increase (decrease) in cash attributable to changes in assets and liabilities:
Due from clearing firm	2,640,801	(232,100)	1,059,173
Securities owned	38,674	105,165	67,108
Prepaid expenses	34,532	1,914	53,427
Employee and broker receivables	55,442	(33,202)	239,041
Income taxes receivable	-	-	40,525
Other assets	(561,925)	(44,020)	101,395
Securities sold, not yet purchased	(294)	(3,069)	(170,762)
Commissions payable	(639,222)	351,556	(472,414)
Accounts payable	(56,878)	(173,249)	(128,108)
Accrued expenses	(638,899)	(177,928)	295,169
Income taxes payable	7,191	(28,000)	(12,379)
Other liabilities	(15,628)	15,500	(70,113)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,082,286)	(668,254)	995,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(45,593)	(34,073)	(42,720)

NET CASH USED IN INVESTING ACTIVITIES	(45,593)	(34,073)	(42,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capital lease	(820)	(7,735)	(53,905)
Proceeds from exercise of incentive stock option	750	33,504	343,071
Payment of preferred stock dividends	(123,966)	(168,506)	(285,340)
Proceeds from issuance of convertible note	1,000,000	-	-
Payment of convertible debenture	(25,000)	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	850,964	(142,737)	3,826

Net increase (decrease) in cash and cash equivalents	(276,915)	(845,064)	956,134
Cash and cash equivalents at beginning of period	1,145,751	1,990,815	1,034,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$868,836	$1,145,751	$1,990,815

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,844	$106,739	$133,967
Income taxes	$11,343	$128,020	$92,473

Noncash financing activity:
Proceeds from exercise of warrants	$-	$22,211	$158,283
6% convertible debentures converted into common stock	$-	$1,225,000	$1,765,000
Cancellation and Redemption of Preferred A stock	$28,309
Cancellation of Preferred B stock	$1,000,000
Cancellation of Common stock	$2,056,199

See notes to consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	NATURE OF BUSINESS

First Montauk Financial Corp. (the “Company”) is a holding company whose principal subsidiary, First Montauk Securities Corp. (“FMSC”), operates as a securities broker-dealer and investment adviser registered with the Securities and Exchange Commission (“SEC”).  Since July 2000, FMSC has operated under the registered trade name “Montauk Financial Group”. Through FMSC, the Company executes principal and agency transactions primarily for retail customers, performs investment banking services, and trades securities on a proprietary basis.  FMSC’s registered representatives offer and sell a variety of investment related, insurance based products through Montauk Insurance Services, Inc. (“MISI”), another  subsidiary of the Company.  The Company operates in one business segment. Customers are located primarily throughout the United States.

FMSC clears all customer transactions on a fully disclosed basis through independent clearing firms.  Accordingly, FMSC does not carry securities accounts for customers nor does it perform custodial functions related to those securities.  FMSC is a member of the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association (“NFA”).

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its two subsidiaries, both of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition Policies

Commissions.  All customer securities transactions and insurance and mutual fund commissions are reported on the Consolidate Statements of Operations on a trade-date basis. Revenues from alternative products received from outside vendors are recognized as income when earned. Asset management fees include revenues we receive from management fees from third-party managed funds and management and administrative fees we receive for assets managed by our registered representatives who are Series 65 licensed. These fees are based on the value of assets under management and are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Our accounting for commissions includes the guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross versus Net, and because we are the primary obligor of any such arrangement, accordingly, we do not net expense against the commission revenues.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at quoted market value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Operations on a trade-date basis. Market value generally is determined based on listed prices or broker quotes. Securities not readily marketable are carried at fair value based on our management’s best estimate, giving appropriate consideration to reported prices, the extent of public trading in similar securities and the discount from the listed price associated with the cost at the date of acquisition, among other factors.

The Company’s principal transaction revenues, by reporting categories at December 31, 2007, 2006 and 2005 are as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Equities	386,361	25.17%	972,397	23.84%	1,555,270	27.88%
Fixed Income	1,148,433	74.83%	3,106,846	76.16%	4,023,550	72.12%
Total	1,534,794	100.00%	4,079,243	100.00	5,578,820	100.00%

Investment Banking.  Investment banking revenues are recorded at the time a transaction is completed and the related income is reasonably determined. Investment banking revenues include management fees, net of reimbursable expenses, earned in connection with private placement fees.  Revenues from sales concessions from participation in syndicated offerings are recorded on a trade-date basis.

Interest Income. We recognized interest earned from clearing firm rebates when received. Interest on broker loans is recorded on the accrual basis.

Advertising

Advertising costs are expensed as incurred and totaled $86,944, $52,259 and $68,924 in 2007, 2006 and 2005, respectively.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Furniture, equipment and leasehold improvements are stated at cost. Betterments are capitalized, while all other items are expensed.  Depreciation on furniture and equipment is computed over the estimated useful lives of the assets, ranging from three to ten years.  Capitalized leased equipment is amortized over the lease term.  Leasehold improvements are amortized over the shorter of either the asset’s useful life or the related lease term.  Depreciation is computed using the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes.

Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents.  Cash equivalents consisted of money market funds at December 31, 2007 and 2006.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.  In determining basic earnings (loss) per share for the periods presented, dividends paid on Series A Convertible Preferred Stock and Series B Convertible Redeemable Preferred Stock are added (deducted) to the net income (loss).  No dividends were paid on the Series C Participating Cumulative Preferred Stock. For 2007 and 2006, the basic and diluted calculation is the same due to the net losses.  Accordingly, the result of including potentially dilutive securities would be anti-dilutive.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	For the years ended December 31,

	2007	2006	2005
Numerator – basic:

Net income (loss)	$(2,085,066)	$(836,549)	$2,424,294
Deduct: dividends paid during the year	(123,966)	(168,506)	(285,340)

Numerator for basic earnings (loss) per share	$(2,209,032)	$(1,005,055)	$2,138,954

Numerator – diluted:

Numerator for basic earnings (loss) per share	$(2,209,032)	$(1,005,055)	$2,138,954
Add: Preferred stock dividends	--	--	285,340
Add: Convertible debenture interest	--	--	86,582

Numerator for diluted earnings (loss) per share	$(2,209,032)	$(1,005,055)	$2,510,876

Denominator:
Weighted average common shares outstanding	15,635,136	17,004,254	14,032,057
Effect of dilutive securities:
Stock options and warrants	--	--	1,160,173
Restricted shares	--	--	438,708
Convertible preferred stock Series B	--	--	1,978,240
Convertible debentures	--	--	2,500,000
Denominator for diluted earnings (loss) per share	15,635,136	17,004,254	20,109,178

The following securities, presented on a common share equivalent basis, have been excluded from the per share computations because they are antidilutive:

	Year ended December 31,
	2007	2006	2005

Stock Options	1,871,200	2,137,402	1,934,844
Warrants	304,518	407,518	82,409
Convertible debt	--	25,000	--
Restricted Shares	--	100,000	--
Convertible note	2,857,143	--	--
Convertible preferred stock	44,564	2,283,609	610,738
TOTAL	5,077,425	4,953,529	2,627,991

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-lived Assets

The Company evaluates impairment losses on long-lived assets used in operations, primarily property and equipment, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets".  For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets.  If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. The Company has determined that there was no impairment for the years ended December 31, 2007 and 2006.

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

Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or some portion of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future.  The Company files a consolidated tax return for federal purposes and separate state tax returns for the parent and each of its subsidiaries. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

Stock-based Compensation

The Company periodically issues stock options to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of its stock option plans (the “Plans”), with the exercise price of the stock options being set at the greater of $ .50 or 120% of the closing market price of the common stock on the date of grant.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Employee Awards:

Effective January 1, 2006, the Plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123(R), the Company’s results for the years ended December 31, 2007 and 2006 include share-based compensation expense for the employee options and shares totaling approximately $5,375 and $31,000, respectively, and is included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the Consolidated Statements of Operation  for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets.

Employee stock options compensation expense in 2006 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the awards. The Company has not adjusted the expense by estimated forfeitures, as requited by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Non-Employee Awards:

The Company accounts for options granted to its non-employee consultants and non-employee registered representatives using the fair value in accordance with FAS 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”). The adoption of FAS 123(R) and SAB 107 (defined below) as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF 96-18.

Stock compensation expense related to non-employee options was $24,447 for the year ended December 31, 2007 compared to $36,000 and $129,000 for the years ended December 31, 2006 and 2005, respectively. These amounts are included in Consolidated Statements of Operations within commissions, employee compensation and benefits.

The weighted average estimated fair value of all stock options granted during the years ended December 31, 2007, 2006 and 2005 was $0.54, $0.56 and $0.41, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The expected volatility is based upon historical volatility of our common stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions made in calculating the fair values of all options are as follows:

	2007	2006	2005

Expected volatility	64%	72%	68%

Expected dividend yield	0%	0%	0%

Risk-free interest rate	3.45%-4.47%	3.71%-4.82%	3.71%-4.35%

Expected term (in years)	1-4 years	1-4 years	1-5 years

                                Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123(R):

The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the 2005 comparable period:

Year ended
December 31, 2005

Net income applicable to common stockholders, as reported	$2,138,954
Deduct: total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	(298,682)

Pro forma net income - basic	1,840,272

Add: preferred stock dividends	285,340
Add: convertible debenture interest	86,582

Pro forma net income - diluted	$2,212,194

Net income per share:
Basic – as reported	$0.15
Diluted – as reported	$0.12
Basic – pro forma	$0.13
Diluted – pro forma	$0.11

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Affecting the Company

In March 2008, the FASB issued Statement No. 161 (FAS 161), Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures include, for example:

•      A tabular summary of the fair values of derivative instruments and their gains and losses

•      Disclosure of derivative features that are credit-risk-related to provide more information regarding an entity’s liquidity

•      Cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments

The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our consolidated financial statements.

Reclassification

 A reclassification was made to the 2006 consolidated financial statements to reclass the Series B Redeemable Preferred Stock of $1,000,000 from Stockholders’ Equity to Temporary Equity.

NOTE 3 -	SECURITIES OWNED and SECURITIES SOLD, NOT YET PURCHASED

	December 31,
	2007		2006

	Owned	Sold not yet purchased	Owned	Sold not yet purchased

Corporate stocks	$152,816	$201	$97,941	$495
U.S. government agency and municipal obligations	6,756	--	6,621	--
Other	201	--	93,885	--
	$159,773	$201	$198,447	$495

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values.  Included in corporate stocks are warrants in various companies, some of which are publicly offered and can be sold and some of which cannot be publicly offered or sold until registered under the Securities Act of 1933, as amended (“Securities Act”). At December 31, 2007 and 2006, the estimated fair values of these warrants were $85,215 and $92,483, respectively.

NOTE 4 -	EMPLOYEE AND BROKER RECEIVABLES

	December 31,
	2007	2006

Commission advances	$291,364	$320,329
Forgivable loans	167,083	220,425
Other loans	588,117	610,272
	1,046,564	1,151,026
Less: reserve for bad debt	(758,515)	(807,535)
	$288,049	$343,491

From time to time, the Company provides forgivable loans to  certain registered representatives primarily for recruiting and retention purposes. These loans are recorded at face value at the time the loan is made. If the registered representative does not meet specific requirements or terminates his or her registration with the Company prior to the forgiveness of the loan, management will evaluate the collectability of the remaining loan amount. .  The loans are amortized to commission expense for financial reporting purposes over the term of the loan.  Loan amortization charged to compensation was $53,343, $187,109 and $122,155 in 2007, 2006, and 2005, respectively.  Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging up to 8% per annum.

The Company establishes a reserve based on identification on a loan by loan basis and records a bad debt expense at the time a reserve is made. Each loan is evaluated separately; not on a percentage of total loans impaired.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -	PROPERTY AND EQUIPMENT

	December 31,
			Estimated
	2007	2006	Useful Life
Computer and office equipment	$2,947,268	$2,903,760	3 to 7 years
Furniture and fixtures	1,699,715	1,697,630	7 to 10 years
Leasehold improvements	807,227	807,227	Term of lease
	5,454,210	5,408,617
Less: accumulated depreciation and amortization expense	(5,278,747)	(5,169,584)
	$175,463	$239,033

Depreciation and amortization expense was $109,163, $244,500 and $384,169 in 2007, 2006 and 2005, respectively.

NOTE 6 -	OTHER ASSETS

	December 31,
	2007	2006
Other assets consist of the following:

Commissions and concessions receivable	$531,460	$425,592
Security deposits	473,092	153,592
Insurance recovery receivable	124,999	--
Deferred financing costs	30,000	810
Other	342	17,974
	$1,159,893	$597,968

Commissions and concessions receivable include amounts earned on mutual fund, insurance transactions and concessions on syndicate offerings. (See Note 13 for explanation of security deposits.)

NOTE 7 -	DEFERRED INCOME

The Company received cash advances totaling $7,750,000 over the four-year period between 2000 and 2004 in accordance with an agreement with its former clearing firm, Fiserv.  All advances were recorded as deferred income and were being amortized to earnings over the term of the 10-year agreement.  In April 2005 the agreement with Fiserv was terminated and the remaining unamortized cash advances of $4,886,000 were  recognized as income. Amortization of approximately $5,105,000 in 2005 was included in Interest and Other Income in the Consolidated Statements of Operations.  Advances were subject to income taxes in the year of receipt.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -	6% CONVERTIBLE DEBENTURES

In 2002 and 2003, the Company raised gross proceeds of $1,030,000 and $2,105,000, respectively, in private placements of 6% convertible debentures with accredited investors. The debentures were convertible into shares of common stock at $.50 per share, subject to adjustment for stock dividends and stock splits, and matured five years from the date of issuance unless previously converted.  Interest was  payable in cash on a semi-annual basis until maturity or conversion.

In 2004 and 2005, certain holders of the subordinated convertible debentures presented their debentures to the Company for conversion.  The Company issued 3,770,000 shares of common stock and retired $1,885,000 of the debentures.

During 2006, $35,000 of the Company’s subordinated convertible debentures was presented to the Company for conversion. The Company issued 70,000 shares and retired $35,000 of the debentures. In addition, during the second quarter of 2006, FMFG Ownership, Inc., an affiliate of Mr. Edward H. Okun ("Okun"), a private investor, purchased $1,190,000 of the subordinated convertible debentures from holders in privately negotiated transactions and presented them to the Company for conversion. On June 20 and 23, 2006, the Company issued to the Okun affiliate an aggregate of 2,380,000 shares of common stock and retired $1,190,000 of the debentures.

The sole debenture outstanding as of December 31, 2006 of $25,000 was redeemed at maturity on December 11, 2007. In 2007, the Company paid $1,500 in interest to the holder of the remaining outstanding convertible debenture. In 2006 and 2005, the Company paid $35,811 and $111,567, respectively, in interest to holders of the convertible debentures.

NOTE 9 -	NOTE PURCHASE AGREEMENT

On December 7, 2007 the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC") pursuant to which AEFC-IC was issued a 10% Convertible Secured Note due on December 31, 2008 for an aggregate principal amount up to $2,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrues interest on the unpaid principal amount at the rate of 10% per annum, which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of common stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted.  In the event the Company  (i) does not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, the Company  will issue AEFC-IC a warrant to purchase shares of  common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note.  The parties also executed a registration rights agreement.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with, and concurrent with, the execution of the Note Purchase Agreement, the AEFC-IC Note and the related documents, the Company entered into the First Amendment, dated as of December 7, 2007 ("First Amendment to the Rights Agreement"), of the Rights Agreement, dated August 1, 2007, between us and Continental Stock Transfer & Trust Company, as Rights Agent ("Rights Agreement") as more fully described above. The First Amendment to the Rights Agreement provides that AEFC-IC will not be deemed to be an "Acquiring Person" under the Rights Agreement by reason of (i) the execution of the AEFC-IC Note Purchase Agreement; (ii) the issuance of the AEFC-IC Note; (iii) the issuance of shares of common stock upon the conversion of the AEFC-IC Note into shares of our common stock. ; (iv) the issuance of any warrants to AEFC-IC pursuant to the Note Purchase Agreement or any shares of common stock upon exercise of such warrants; (v) the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by  Mr. Okun or any affiliates of Mr. Okun (collectively, the "Okun Parties"); (vi) the approval, execution or delivery of any agreement with respect to the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; (vii) the public or other announcement of the Note Purchase Agreement or any of the transactions contemplated thereby, or the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; or (viii) the consummation of the Note Purchase Agreement and any other transactions contemplated by the Note Purchase Agreement or any agreement to purchase all or any of the 3,300,308 shares of common stock owned by the Okun Parties (See below Note 17-Series C Participating Cumulative Preferred Stock-Preferred Stock Purchase Rights).

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -	ACCRUED EXPENSES

	December 31,
Accrued expenses consist of the following:	2007	2006

Accrued litigation costs	$227,000	$237,000
Accrued payroll	100,000	484,941
Accrued separation costs	40,801	200,000
Accrued professional fees	151,210	167,500
Other accrued expenses	37,516	105,985
	$556,527	$1,195,426

NOTE 11 -	INCOME TAXES

The provision for income taxes consists of the following:

	Year ended December 31,
	2007	2006	2005
Currently payable:
Federal	$-	$-	$-
State	16,000	27,000	78,000
	16,000	27,000	78,000

Deferred:
Federal	-	-	-
State	-	-	-
	$16,000	$27,000	$78,000

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a reconciliation of the income tax provision with income taxes based on the federal statutory rate:

	Years ended December 31,
	2007	2006	2005
Expected federal tax benefit at statutory rate	$(704,000)	$(275,000)	$851,000
State taxes, net of federal tax rate	11,000	18,000	51,000
Non-deductible expenses	149,000	43,000	408,000
Increase (decrease) in valuation allowance	543,000	3,000	(1,542,000)
Other reserves not deductible	17,000	238,000	310,000
Provision for income taxes	$16,000	$27,000	$78,000

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are:

	Years ended December 31,
	2007	2006
Deferred tax assets:
Reserves and allowances	$286,000	$351,000
Federal tax loss carryforwards	1,611,000	1,050,000
State tax loss carryforwards	427,000	372,000
Accrued and stock-based compensation	442,000	418,000
Other	20,000	52,000
Subtotal	2,786,000	2,243,000
Valuation allowance	(2,786,000)	(2,243,000)
Net deferred tax assets	$--	$--

The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the “more likely than not” test under SFAS 109.  As such, a 100% valuation allowance has been provided against deferred tax assets as of December 31, 2007 and 2006.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48.  At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file a consolidated federal tax return and separate state returns.  At December 31, 2007, the Company has approximately $4,738,000 and $7,117,000 of federal and state operating loss carryforwards, respectively, available to offset future taxable income.  These losses expire at various dates through 2027.

NOTE 12 -	TERMINATION OF MERGER AGREEMENT; LITIGATION AND SETTLEMENT

On May 5, 2006, the Company entered into a definitive merger agreement with FMFG Ownership, Inc. and FMFG AcquisitionCo, Inc. (collectively referred to as the "Okun Purchasers") which are wholly owned by Mr.  Okun. Mr. Okun is the controlling person of Investment Properties of America, LLC (“IPofA”), a privately owned, diversified real estate investment and management company. Pursuant to the merger agreement, the Okun Purchasers were to purchase all of the Company’s outstanding securities for an aggregate purchase price of $23 million, or $1.00 in cash per common share, $2.00 in cash per Series A Preferred Stock (convertible into two shares of common stock), and $10.00 in cash per share of Series B Preferred Stock (convertible into ten shares of common stock).

In June 2006, the Okun Purchasers purchased in the open market and privately negotiated transactions, 2,159,348 shares of the Company’s common stock, and in privately negotiated transactions, 283,087 shares of Series A Preferred Stock at a price of $4.00 per share (convertible into 566,174 shares of the Company’s common stock) and $1,190,000 principal amount of the Company’s convertible debentures (convertible into 2,380,000 shares of the Company’s common stock).

On June 20 and 23, 2006, the Okun Purchasers converted the $1,190,000 principal amount of the convertible debentures into 2,380,000 shares of the Company’s common stock. As a result of these purchases and conversions, the Okun Purchasers beneficially owned 24.6% of the Company’s common stock (assuming none of the shares of Series A Preferred Stock were converted into common stock).

On August 17, 2006, the Company’s shareholders (including the Okun Purchasers) voted at a special meeting of shareholders to approve the merger agreement and the merger. At the meeting, the Okun Purchasers voted all of the Company’s shares beneficially owned by them in favor of the merger agreement and the merger.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequently, the deadline for completing the merger was extended from October 31, 2006 to December 31, 2006 in order to allow the parties to fulfill certain conditions to the merger, including obtaining the necessary consent of the NASD.

On December 29, 2006, the Company received notification from representatives of the Okun Purchasers that they were terminating the merger agreement and not proceeding with the merger. They alleged the Company’s failure to satisfy conditions and the Company’s alleged breach of various representations, warranties, covenants and agreements in the merger agreement

On January 8, 2007, the Company filed a lawsuit in the Supreme Court of New Jersey, Monmouth County, Chancery Division against the Okun Purchasers, Mr. Okun, IPofA and several other affiliated entities which Mr. Okun controls (collectively, the “Okun Defendants”). The purpose of this lawsuit was to enforce the terms of the merger pursuant to the merger agreement executed on May 5, 2006. Pursuant to the merger agreement shareholders of the Company’s common stock would have received $1.00 in cash for each share of common stock.  The lawsuit alleged, among other things, that the Okun Purchasers breached the merger agreement by terminating the agreement on December 29, 2006 without cause or justification. The Company’s complaint demanded specific performance of the merger agreement and completion of the merger. In the alternative, the Company sought compensatory damages for breach of contract and breach of the covenant of good faith and fair dealing as well as payment of $2 million held in escrow to secure the performance of the Okun Purchasers under the merger agreement. The lawsuit also sought to void the lease agreement that the Company entered into with another Okun affiliate to relocate the Company’s corporate offices to a building purchased by that Okun affiliate in Red Bank, NJ.

On February 12, 2007, the Company received the Okun Defendants' answer to the lawsuit, which contained several counterclaims against it. In their counterclaims, the Okun Defendants alleged that the Company breached the merger agreement and failed to disclose certain material facts about the Company, and sought the return of $2 million held in escrow as well as compensatory damages, interest and costs.  The Okun Defendants filed two additional actions; one on February 2, 2007, in the Circuit Court of the State of Florida against the Company’s President and Chief Executive Officer, and the other, a shareholder derivative action in the Federal District Court for the District of New Jersey against the Company and certain of its directors and officers, filed on February 16, 2007.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2007, Mr. Okun and certain of his affiliates filed an amendment to their Schedule 13D with the SEC disclosing that they beneficially owned 52.8% of the Company’s voting securities.  According to the amended Schedule 13D, additional shares of the Company’s common stock were purchased in privately negotiated transactions for $1.00 per share and the 197,824 shares of Series B  outstanding were purchased for $10.00 per share. Each share of Series B  was  convertible into 10 shares of common stock. The Series B  and certain of the shares of common stock were purchased from two of the Company’s former officers and directors.

On May 9, 2007, the Company announced that it had reached an agreement with Mr. Okun and the Okun Defendants (“May Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  However, on May 23, 2007 the Company announced that it and the Okun Defendants had agreed to consent to the entry of a Court Order to vacate and set aside the May Settlement Agreement.

On June 15, 2007, the Company announced that it had reached a new agreement with Mr. Okun and the Okun Defendants (“June Settlement Agreement”) to settle the three separate lawsuits arising out of the termination of the merger agreement.  The June Settlement Agreement provided that Okun’s affiliated entities would surrender all of their First Montauk preferred stock holdings and 5,272,305 of their common share holdings, such that the Okun’s affiliates would hold less than 25% of the outstanding common shares of stock in First Montauk.  These shares have since been surrendered and cancelled. The Company also obtained an exclusive 60 day option (the “Option Period”) to purchase the balance of the shares held by the Okun affiliated entities (the “Option Securities”) for the aggregate purchase price of $2,500,000 (the “Option”), which expired on August 14, 2007, without the Company exercising its option. The June Settlement Agreement also provided that the lease between an Okun affiliated entity and the Company shall be deemed void ab initio with respect to relocating the Company’s corporate offices.

In return, the Company agreed to direct the escrow agent, Signature Bank New York, to pay to an Okun affiliated entity the $2 million on deposit by Mr. Okun and the Okun Defendants under the Escrow Agreement executed and delivered pursuant to the May 5, 2006 Merger Agreement.

NOTE 13 -	COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases:

The Company leases office facilities and equipment under operating leases expiring at various dates through 2011.  Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2007, 2006 and 2005 was approximately $734,482, $886,880 and $989,000, respectively.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:

Year ending December 31,

2008	$1,148,504
2009	843,667
2010	184,981
2011	18,627
$2,195,779

Master Services Agreement:

Effective November 2006, the Company entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services.  Under the terms of the agreement, the Company made payments totaling $400,000 to the vendor for software development, none of which has been amortized or expensed and has been included as security deposits in other assets on the Consolidated Statements of Financial Condition. (See also Note 23-“Subsequent Event”).

Employment Agreements:

As of May 9, 2007, the Company and Mr. Victor K. Kurylak, its President and Chief Executive Officer (“CEO”) of the Company, executed an Amended and Restated Employment Agreement (“Amended Employment Agreement”). The Amended Employment Agreement was executed in connection with the execution of the May Settlement Agreement (See Note 12-Termination of Merger Agreement; Litigation and Settlement). Pursuant to the Amended Employment Agreement,  Mr. Kurylak was to continue his employment with the Company as President, However he was to resign from the position of CEO of the Company in connection with the May Settlement Agreement upon appointment of his successor and execution by his successor of an employment agreement with the Company. However, since the May Settlement Agreement was vacated and set aside, his resignation as CEO was not accepted and thus cancelled. On June 15, 2007, the Company and  Mr. Kurylak executed Amendment Number One to the Amended  Employment Agreement (“Amendment to Amended Employment Agreement”) to correctly state that he remains employed in the capacity of President and CEO of both the Company and FMSC.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CEO’s employment contract has been renewed for one year, through December 31, 2008, under the terms of the Amended Employment Agreement previously filed.

In the event of the termination of the CEO’s employment by the Company without “cause” or by the CEO for “good reason” as these terms are defined in the Amended Employment Agreement, he would be entitled to: (a) all compensation accrued but not paid as of the termination date; (b) base salary for the remainder of the term; (c) a severance payment equal to $300,000 payable in a lump sum payment;  (d) continued participation in the Company’s benefit plans (or comparable plans); and (e) any applicable bonus. If the CEO’s employment is terminated by the Company for “cause” or by him without “good reason”, he will be entitled only to accrued compensation. If termination of the Amended Employment Agreement occurs as a result of the expiration of such agreement without renewal by the Company at the end of the term, the CEO will be entitled to the accrued compensation, any applicable bonus and the severance payment.

In the event the CEO is a member of the Board of Directors of the Company on the termination date, the payment of any and all compensation due under the Amended Employment Agreement, except the accrued compensation, is expressly conditioned on  his resignation from the Board of Directors of the Company within five (5) business of the termination date.

The Amended Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of the CEO’s employment.

                Termination Agreements:

On August 31, 2007, Mr. Phillip P. D’Ambrisi, the Chief Operating Officer (“COO”) resigned his positions with the Company and FMSC.  The COO also resigned effective August 31, 2007 as a member of the Board of Directors of the Company and FMSC, respectively.  Effective September 1, 2007, the Company and the COO entered into a consulting agreement ("Consulting Agreement") pursuant to which he would provide certain services to the Company through December 31, 2007.

In January 2007, the Company entered into an employment agreement with a new General Counsel, which provided him with a base salary of $200,000 per year and bonuses of $100,000 per year provided he was still employed by the Company at the end of each year through December 31, 2008. He resigned on August 31, 2007, effective September 28, 2007. In settlement of his employment contract he received his 2007 bonus of $100,000.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2006, the Company entered into a separation agreement with Mr. Herbert Kurinsky, its Chairman of the Board, which provided for the termination of his employment as of that date.  Mr. Kurinsky continued to serve as Chairman of the Board of the Company until he resigned effective November 9, 2006.

Pursuant to the terms of the separation agreement, the Company paid Mr. Kurinsky a cash payment of $300,000 and issued a promissory note in the amount of $550,217 plus interest at the rate of 4.5% per annum for 48 months.  Further, the Company continued to provide him and his wife with medical insurance coverage through January 31, 2010 and an automobile allowance of $600 through January 31, 2009.   In addition, pursuant to his employment agreement all stock grants were immediately vested.

Due to the change in control provisions in the separation agreement and promissory note, on July 17, 2006, the Company paid the remaining balances, including accrued interest on the note payable and automobile allowance of $486,000 and $19,000, respectively.

On November 14, 2006 the Company entered into a separation agreement with Mr. Robert I. Rabinowitz, the Company's Executive Vice President, Secretary and General Counsel.  Under the terms of the agreement, the General Counsel’s employment contract was not renewed and terminated effective January 31, 2007.  Pursuant to the terms of the separation agreement, the General Counsel was provided with severance pay of $200,000, and benefits through January 31, 2008  in accordance with the terms of his employment agreement, which was accrued for in 2006.   Mr. Rabinowitz and the Company also entered into an eleven month consulting agreement, effective February 1, 2007.

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

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred.  Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

SEC Investigation

The Company has entered into a settlement as a result of a regulatory investigation by the SEC concerning the Company’s and a former employee’s failure to reasonably supervise the securities trading and research activities of a former institutional analyst. The investigation covered the time period from March through December 2003. The Company has entered into an Offer of Settlement, which, if accepted and approved by the  Commissioners of the SEC, will result in issuance of an Order Instituting Public Administrative and Cease-And-Desist Proceedings and Impose Remedial Sanctions. The settlement will result in the imposition of a censure and fine of $100,000 against the Company, and a six-month supervisory suspension and fine of $50,000 against the Company’s former president and CEO. The settlement should be concluded in early 2008. The Company’s monetary fine has been accrued for in 2007 and has been placed in an interest bearing attorney escrow account pending finalization of the settlement by the SEC.

FINRA Settlement

In September 2007, the Company entered into a Letter of Acceptance, Waiver and Consent ("AWC") with FINRA, formerly the National Association of Securities Dealers ("NASD"). The AWC resolved an investigation by the FINRA Staff into sales practice activities of certain individuals who were formerly registered representatives of the Company, as well as the supervision of those activities by the Company. Without admitting or denying the allegations set forth in the AWC, the Company accepted FINRA's findings and consented to a censure, paid a $175,000 fine and agreed to an undertaking requiring a written certification by a senior officer of the firm, reviewing the firm's systems and procedures regarding its supervisory procedures, and training and monitoring of supervisors.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Bureau of Securities Consent Order

On September 29, 2006, FMSC entered into a Consent Order with the New Jersey Bureau of Securities in connection with an inquiry into FMSC’s sale of certain high-yield bonds to FMSC's clients from 1998 to 2001, and the subsequent resale of those securities to other customers in 2001. The Consent Order required payment of a civil penalty of $475,000, which was paid in September 2006, $400,000 of which was accrued in 2005. The Consent Order also required the retention of an independent consultant to review our business practices and procedures for branch office supervision, suitability standards, and monitoring of agent sales activities.

Merger Agreement, Termination and Subsequent Litigation

See Note 12 for a complete description of the merger agreement, its termination, subsequent litigation and settlement thereof.

NOTE 14 -	CLEARING AGREEMENT

FMSC has a clearing agreement with National Financial Services, LLC (“NFS”) to act as its primary clearing firm.  The clearing agreement includes a termination fee should FMSC terminate the agreement, which reduces each year during the eight-year term of the agreement, through May 2014.

During the second quarter of 2006, FMSC signed a release with NFS for and in consideration of the payment of $1 million by NFS relating to conversion and transition expenses incurred by FMSC in prior periods, as a result of its conversion from Fiserv to NFS in 2005. The payment was received on June 29, 2006 and was recorded by FMSC among various expense and revenue categories.

NOTE 15 -	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and CONCENTRATION OF CREDIT RISK

The Company executes securities transactions on behalf of its customers.  If either the customer or a counter-party fails to perform, the Company by agreement with its clearing broker may be required to discharge the obligations of the non-performing party.  In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company seeks to control off-balance-sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines.  Pursuant to such guidelines, the Company’s clearing firm requires additional collateral or reduction of positions, when necessary.  The Company also completes credit evaluations where there is thought to be credit risk.

The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date.  The Company has recorded these obligations in the financial statements at market values of the related securities of $201 and $495 at December 31, 2007 and 2006, respectively, and will incur a loss if the market value of the securities increases subsequent to year-end.
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

The Company sponsors a defined contribution 401(k) pension plan covering substantially all employees who meet minimum age and service requirements. The Company may elect to contribute up to 100% of each participant’s annual contribution to the plan.  There were no employer contributions in 2007, 2006 or 2005.

NOTE 17 -	STOCKHOLDERS' EQUITY

The Company’s charter authorizes the issuance of up to 5,000,000 shares of Preferred Stock. After the issuance of the Series A and Series B Preferred Shares described below, the Company is authorized to issue an additional 3,929,898 of Preferred Stock.  The rights and preferences, if any, to be given to these preferred shares would be designated by the board of directors at the time of issuance.

SERIES A CONVERTIBLE PREFERRED STOCK

Preferred Stock – Series A

In 1999, the Company’s board of directors designated a Series A Convertible Preferred Stock with the following features:

Shares authorized:  625,000

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1999, the Company issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

In June 2006, an affiliate of Mr. Okun purchased 283,087 shares of the Company’s then 305,369 outstanding shares of Series A Preferred Stock in privately negotiated transactions.

On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 12-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the Okun Defendants  to surrender for cancellation effective June 15, 2007, all shares of Series A Preferred Stock (283,087 shares), all shares of Series B Preferred Stock (197,824 shares) and 5,272,305 shares of common stock previously owned by the Okun Defendants.

As of December 31, 2007, a total of 44,142 Series A preferred shares have been converted into 88,284 shares of common stock. The Company has 22,282 Series A preferred shares issued and outstanding with respect to which  dividends were paid  in the amount of $67,077 and $88,505 during 2007 and 2006, respectively.  During 2005, the Company paid dividends of $233,784, including $210,879 dividends in arrears.

COMMON STOCK

During the second quarter of 2005, the Board of Directors adopted and the shareholders approved an amendment to the Company’s Restated Certificate of Incorporation, to increase the authorized number of shares of common stock from 30,000,000 to 60,000,000.

On June 15, 2007, the Company reached an agreement with  the Okun Defendants  to settle the three separate lawsuits arising out of the termination of the merger agreement between the Company and the Okun Purchasers.  On June 15, 2007, the Okun Defendants  surrendered for cancellation by the Company 5,272,305 of their common share holdings, together with all shares of Series A Preferred Stock (283,287 shares) and all shares of Series B Preferred Stock (197,824 shares constituting all Series B Preferred Shares) owned by them. (See Note 12 –Termination of Merger Agreement; Litigation and Settlement).

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERIES C PARTICIPATING CUMULATIVE PREFERRED STOCK-PREFERRED STOCK PURCHASE RIGHTS

The Board of Directors of the Company adopted a shareholder-rights plan in August 2008 and in connection therewith designated a Series C Participating Cumulative Preferred Stock, $.10 par value per share (“Series C Stock”). The rights were declared as a dividend of one preferred share purchase right for each outstanding share of the common stock of the Company. The dividend distribution was payable on August 8, 2007 to shareholders of record on that date. When exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of the Company’s new Series C Stock, at a price of $2.00 per one one-hundredth of a share of Series C, subject to adjustment. The Company has created a series of 200,000 shares of authorized but not issued preferred stock for the Series C Stock authorized in this shareholder-rights plan. No shares of Series C Stock are currently issued and outstanding.

The rights will become exercisable on the tenth business day (unless further extended by a resolution adopted by a majority of the “continuing directors” of our Board of Directors as of the close of business on August 9, 2007 (the date of our 2007 Annual Meeting) following public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of the Company. The rights expire on August 8, 2017 unless earlier redeemed or exchanged by the Company.

In the event the Company is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right would be entitled to receive that number of shares of the acquiring company’s common stock equal to the result obtained by multiplying the then current purchase price by the number one one-hundredths of a share of Series C Stock for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the acquiring company.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -	TEMPORARY EQUITY-SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

In February 2005, the Company’s Board of Directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

Shares authorized:  445,102
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
Redemption: Optional redemption. The holder may require the Company to redeem all or a portion of Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a redemption event. A redemption event occurs: if the Company ceases to be a reporting entity under the Securities Act; if the Company’s common stock ceases to be publicly traded for any reason; or, upon liquidation of the Company.

In connection with a Separation Agreement entered into with Mr. William J. Kurinsky in 2005, 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock (“Series B”), par value $0.10 per share were issued, which had a deemed issue price of $1,000,000, and was convertible into common stock on the basis of ten shares of common stock for each share of Series B.  The Series B also provided that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also included a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act  and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act  to issue the shares of Series B.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2007, Mr. Okun purchased all the shares of Series B in a private transaction at a price of $10.00 per share of Series B.  On June 15, 2007, as part of the settlement with Mr. Okun and the Okun Defendants (See Note 12-Termination of Merger Agreement; Litigation and Settlement) an agreement was reached which required the parties to surrender all shares of Series B previously owned by the Okun Defendants. On June 15, 2007, 197,824 shares of Series B were surrendered and cancelled. There are currently no shares of Series B outstanding.

 The Company paid $56,889, $80,000 and $51,556 of dividends on the shares of Series B preferred stock during 2007, 2006 and 2005, respectively.

NOTE 19 -	STOCK OPTION PLANS

2002 Stock Incentive Plan

In June 2002, the Company adopted, and its stockholders approved, the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. As of December 31, 2007, there were no options remaining under the 1992 Plan.

The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including incentive stock options (“ISOs”) to employees; non-qualified stock options (NQSOs) to employees; consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, “Awards").  The Board of Directors determines the terms and provisions of each Award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO’s, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012.  As of December 31, 2007, options to purchase a total of 721,200 shares were outstanding and 3,748,602 shares remained available for future issuance under the 2002 Plan.

2002 Non-Executive Director Stock Option Plan

In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the 1992 Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service.  The Plan will be administered by the Board of Directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan.  The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant.  Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant.  The 2002 Director Plan will terminate in 2012.  As of December 31, 2007, 235,000 options were outstanding under the 2002 Non-Executive Director Stock Plan.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1996 Senior Management Plan

In June 2000, the Company’s stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares.  Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock.  The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. As of December 31, 2007, options to purchase 915,000 shares of restricted common stock were issued and outstanding. The 1996 Plan terminated in June 2006.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the Company’s stock option plans (excluding restricted common shares) for the three-year period ended December 31, 2007 is presented below:

		Weighted
		Average
		Exercise
	Shares	Prices
Options outstanding, December 31, 2004	3,656,198	$1.01

Granted	1,105,000	1.07
Exercised	(566,398)	.61
Canceled	(1,487,498)	.84
Options outstanding, December 31, 2005	2,707,302	$.85

Granted	3,000	1.18
Exercised	(263,400)	.69
Canceled	(309,500)	1.34
Options outstanding, December 31, 2006	2,137,402	$.79

Granted	456,000	.54
Exercised	(3,000)	.25
Canceled	(719,202)	.79
Options outstanding, December 31, 2007	1,871,200	$.73

Shares of common stock available for future grant under Company plans totaled 3,748,602 as of December 31, 2007.  This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

The weighted-average grant date fair value per option granted during the twelve months ended December 31, 2007 and 2006 was $0.54 and $0.56, respectively. The intrinsic value of all stock options exercised during the twelve months of 2007 and 2006 was $0.00 and $54,000, respectively. Cash received from the exercise of all stock options for the twelve months ended December 31, 2007, 2006 and 2005 was $750, $33,504 and $343,071, respectively.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has issued nonvested shares (as the term is defined in FAS 123(R)) to its senior officers. The following table summarizes the activity during the twelve months ended December 31, 2007:

Nonvested Shares	Shares	Weighted-Average Grant - Date Fair Value
Nonvested January 1, 2007	100,000	$0.57
Granted	--	--
Vested	(100,000)	$0.57
Forfeited	--	--
Nonvested December 31, 2007	--	--

The total fair value of shares vested during the twelve months ended December 31, 2007 and 2006 was $57,000 and $391,000, respectively.

Additional information as of December 31, 2007 with respect to all outstanding options is as follows:

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of prices	Outstanding	Life	Prices	Exercisable	Prices

$0.20 - $0.30	84,200	1.19	$0.26	83,360	$0.26
$0.31 - $0.50	818,800	1.74	$0.49	665,120	$0.49
$0.51 - $0.75	349,200	3.11	$0.65	216,560	$0.67
$0.76 - $1.25	619,000	2.44	$1.17	543,400	$1.18

$0.20 - $1.25	1,871,200	2.20	$.73	1,508,440	$0.75

As of December 31, 2007, there was $12,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTE 20 -	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company’s consolidated statement of financial condition consist of cash, securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 10% convertible notes, accounts payable and accrued expenses, and capital leases payable, the carrying value of which approximated fair value at December 31, 2007 and 2006.  The fair value of the financial instruments disclosed is not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 -	NET CAPITAL REQUIREMENTS

FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined.  At December 31, 2007, FMSC had net capital of $849,710, which was $599,710 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 2.91 to 1.

NOTE 22 -	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$12,244,617	$9,945,065	$9,521,793	$7,844,323
Expenses	12,751,544	10,529,743	10,317,435	8,025,809
Net loss before income taxes	(506,927)	(584,678)	(795,642)	(181,486)
Provision for income taxes	10,621	4,978	600	134
Net loss	(517,548)	(589,656)	(796,242)	(181,620)
Preferred stock dividends	(42,903)	(42,900)	(36,490)	(1,673)
Net loss applicable to common stockholders	$(560,451)	$(632,556)	$(832,732)	$(183,293	)(1)

Loss per common share:
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.01)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.01)

(1)	The net loss in the fourth quarter was down due to reductions in personnel and legal costs.

FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	June 30,		September 30,	December 31,
	2006	2006		2006	2006

Revenues	$13,312,022	$13,605,708	(2)	$11,274,175	$12,768,515
Expenses	14,334,955 (1)	12,529,761	(2)	11,424,899	13,480,362 (3)
Net income (loss) before income taxes	(1,022,933)	1,075,947		(150,724)	(711,847)
Provision (benefit) for income taxes	20,861	24,200		(30,730)	12,661
Net income (loss)	(1,043,794)	1,051,747		(119,994)	(724,508)
Preferred stock dividends	(42,776)	(42,866)		(42,866)	(39,998)
Net income (loss) applicable to common stockholders	$(1,086,570)	$1,008,881		$(162,860)	$(764,506)

Income (loss) per common share:
Basic	$(0.07)	$0.06		$(0.01)	$(0.04)
Diluted	$(0.07)	$0.05		$(0.01)	$(0.04)

(1)	Includes $951,366 of charges related to a separation agreement entered into with the Company’s chairman of the Board of Directors.
(2)
Includes $820,000 of credits to expenses and $180,000 of income resulting from the payment received from the Company’s clearing agent relating to previously incurred conversion and transition expenses and lost revenue.

(3)	Included in the expenses for the fourth quarter of 2006 is the accrual of $200,000 related to the separation agreement for the former general counsel and additional legal accruals of $77,000.

Net income (loss) per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income (loss) per share figures in  2007 and 2006 does not necessarily equal the total computed for the entire year.

NOTE 23-	SUBSEQUENT EVENT

On March 31, 2008, the Company agreed to amend the master services agreement (See Note 13 “Master Services Agreement”) with the vendor in exchange for a reimbursement of a portion of the system development costs paid by the Company. In addition, the vendor will provide data integration and commission collection services to the Company, which will be amortized over the duration of the amended agreement, through December 2009.