Form 10-K/A
period 2007-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-05-09
CIK 83125

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

     As of June 30, 2007 the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,986,879 based on the closing sale price as reported on the Over the Counter Bulletin Board.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 31, 2008
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                13,257,248 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE


     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008, in order to amend Part IV, Item 15 to update the Exhibit Index and to provide certain additional exhibits that were previously omitted. These exhibits are appended as Exhibits 4.8.2, 4.8.3, 4.8.4 and 4.8.5. This Form 10-K/A (Amendment No. 1) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

     This Form 10-K/A (Amendment No. 1) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 1), the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in Part IV,
Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

                               Table of Contents

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

         3. Exhibits

         Incorporated by reference to the Exhibit Index at the end of this Report.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                FIRST MONTAUK FINANCIAL CORP.


                                                By  /s/ Victor K. Kurylak
                                                    ----------------------------
Dated:  May 9, 2008                                 Victor K. Kurylak
                                                    Chief Executive Officer
                                                    and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Victor K. Kurylak                                               May 9, 2008
-------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Celeste M. Leonard                                              May 9, 2008
--------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director

/s/ Mindy A. Horowitz                                               May 9, 2008
---------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer

/s/ Ward R. Jones, Jr.                                              May 9, 2008
----------------------------------------------
Ward R. Jones, Jr., Director

/s/ Barry D. Shapiro                                                May 9, 2008
-----------------------------------------------
Barry D. Shapiro, Director

/s/ David I. Portman                                                May 9, 2008
------------------------------------------------
David I. Portman, Director


                                              EXHIBIT INDEX

The  exhibits  designated  with an  asterisk  (*)  are  filed  herewith.  All  other  exhibits  have  been previously filed with the Commission and,  pursuant to 17 C.F.R.  ss. 230.411,  are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

   ---------------- ---------------------------------------------------------------------------------------------
   Exhibit No.                                              Description
   2.1              Agreement  and Plan of Merger  dated as of  February  10,  2005 by and among  First  Montauk
                    Financial  Corp.,   Olympic  Cascade  Financial  Corp.  and  FMFC  Acquisition   Corporation
                    (Previously  filed as Exhibit  10.1 to our  Current  Report on Form 8-K dated  February  11,
                    2005).

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

   2.5              Settlement  Agreement,  dated as of May 8, 2007, among First Montauk Financial Corp., Edward
                    H. Okun, Investment Properties of America, LLC, IPofA Waterview,  LLC, FMFC Acquisition Co.,
                    FMFG  Ownership I Co.,  FMFG  Ownership II, Victor K.  Kurylak,  Ward R. Jones,  Jr.,  Barry
                    Shapiro,  David Portman and Mindy Horowitz  (Previously filed as Exhibit 10.1 to our Current
                    Report on Form 8-K dated May 11, 2007).

   2.6              Settlement  Agreement dated as of June 15, 2007 among First Montauk Financial Corp.,  Edward
                    H. Okun, Investment Properties of America, LLC, IpofA Waterview,  LLC, FMFG Acquisition Co.,
                    FMFG Ownership II, Victor K. Kurylak,  Ward R. Jones, Jr., Barry Shapiro,  David Portman and
                    Mindy  Horowitz  (Previously  filed as Exhibit 10.1 to our Current  Report on Form 8-K dated
                    June 15, 2007).

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

   4.7              Rights  Agreement,  dated as of August 8, 2004,  among First  Montauk  Financial  Corp.  and
                    Continental  Stock Transfer & Trust Company,  as Rights Agent  (Previously  filed as Exhibit
                    4.1 to our Current Report on Form 8-K dated August 8, 2007).

   4.7.1            First Amendment to the Rights Agreement, dated as of December 7, 2007, by and between
                    First Montauk Financial Corp. and Continental Stock Transfer & Trust Company, as Rights
                    Agent (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, dated December 13, 2007).


   4.8              Note  Purchase  Agreement,  dated as of  December  7, 2007,  by and  between  First  Montauk
                    Financial  Corp. and AEFC FMFK  Investment  Corp.  (Previously  filed as Exhibit 10.1 to our
                    Current Report on Form 8-K dated December 13, 2007).

   4.8.1            Amendment to Note  Purchase  Agreement,  dated as of December 17, 2007, by and between First
                    Montauk Financial Corp. and AEFC FMFK Investment Corp.

   4.8.2*           Secured  Convertible  Promissory  Note,  dated  December 7, 2007,  executed by First Montauk
                    Financial Corp.

   4.8.3*           Stock  Pledge  Agreement,  dated as of  December  7,  2007,  by and  between  First  Montauk
                    Financial Corp. and AEFC FMFK Investment Corp.

   4.8.4*           Contingent Warrant, executed by First Montauk Financial Corp.

   4.8.5*           Prepayment Warrant, executed by First Montauk Financial Corp.

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

   10.3+            Employment  Agreement between First Montauk Securities Corp. and Mark Lowe dated October 15,
                    1998  (Previously  filed with the Commission as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

   10.4             Sublease  Agreement between Aim net Solutions,  Inc. and First Montauk Financial Corp. dated
                    January 15, 2002  (Previously  filed with the  Commission as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

   10.5+            Employment  Agreement dated as of January 1, 2004 between Herbert Kurinsky and First Montauk
                    Financial  Corp.  (Previously  filed as Exhibit  10.13 to our Annual Report on Form 10-K for
                    the fiscal year ended December 31, 2004).

   10.6+            Employment  Agreement  dated as of January 1, 2004  between  William J.  Kurinsky  and First
                    Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.14 to our Annual Report on Form
                    10-K for the fiscal year ended December 31, 2004).

   10.7+            Employment  Agreement  dated as of  January  1, 2004  between  Victor K.  Kurylak  and First
                    Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.15 to our Annual Report on Form
                    10-K for the fiscal year ended December 31, 2004).

   10.8+            1992 Incentive Stock Option Plan (Previously  filed with the Commission as an exhibit to our
                    Registration Statement on Form S-l, File No. 33-24696).

   10.9+            1992  Non-Executive  Director Stock Option Plan (Previously  filed with the Commission as an exhibit to our Registration Statement on Form S-l, File No. 33-24696).

   10.10+           Amended  and  Restated  1992  Incentive  Stock  Option  Plan.  (Previously  filed  with  the
                    Commission as an exhibit to our Proxy Statement dated May 30, 1996).

   10.11+           Non-Executive  Director  Stock Option Plan - Amended and Restated June 28, 1996  (Previously
                    filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

   10.12+           1996 Senior Management  Incentive Stock Option Plan (Previously filed with the Commission as an exhibit to our Proxy Statement dated May 30, 1996).

   10.13+           Second  Amended and Restated 1992  Incentive  Stock Option Plan  (Previously  filed with the
                    Commission as an exhibit to our Proxy Statement dated May 23, 2000).

   10.14+           1996 Senior  Management  Incentive Plan Amended as of June 23, 2000  (Previously  filed with the Commission as an exhibit to our Proxy Statement dated May 23, 2000).

   10.15+           2002 Incentive Stock Option Plan.  (Previously  filed with the Commission as an Exhibit A to our Proxy Statement dated May 20, 2002).

   10.16+           2002  Non-Executive  Director  Stock Option Plan.  (Previously  filed with the Commission as
                    Exhibit B to our Proxy Statement dated May 20, 2002).

   10.17+           Form of Non-Executive Director Stock Option Award.  (Previously filed as Exhibit 10.1 to our
                    Report on Form 8-K dated September 2, 2004).

   10.18+           Form of Stock Option Award  pursuant to Incentive  Stock Option Plan.  (Previously  filed as
                    Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2004).

   10.19+           Form of Stock Option Award pursuant to 1996 Senior Management Stock Option Plan.
                    (Previously filed as Exhibit 10.27 to our Annual Report on Form 10-K for the year ended
                    December 31, 2004).

   10.20            Fourth  Amendment to Office Lease  Agreement  dated September 22, 2004 between First Montauk
                    Securities Corp. and River Office Equities  (Previously filed with the Commission as Exhibit
                    10.1 to Form 8-K dated September 28, 2004).


   10.21+           Separation  Agreement  between  First  Montauk  Financial  Corp.  and  William J.  Kurinsky,
                    effective as of February 1, 2005.  (Previously  filed as Exhibit  10.29 to our Annual Report on Form 10-K for the year ended December 31, 2004).

   10.22+           Consulting  Agreement  between  First  Montauk  Financial  Corp.  and  William J.  Kurinsky,
                    effective as of February 1, 2005.  (Previously  filed as Exhibit  10.30 to our Annual Report on Form 10-K for the year ended December 31, 2004).

   10.23+           Employment  Agreement  dated as of  February  1, 2005  between  Victor K.  Kurylak and First
                    Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.31 to our Annual Report on Form
                    10-K for the year ended December 31, 2004).

   10.24+           Employment  Agreement  dated as of February 8, 2005 between  Robert I.  Rabinowitz and First
                    Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.32 to our Annual Report on Form
                    10-K for the year ended December 31, 2004).

   10.25+           Employment  Agreement  dated as of  February 8, 2005  between  Mindy A.  Horowitz  and First
                    Montauk  Financial  Corp.  (Previously  filed as Exhibit  10.33 to our Annual Report on Form
                    10-K for the year ended December 31, 2004).

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

   10.28+           Separation  Agreement  between First Montauk  Financial  Corp.  and Herbert  Kurinsky  dated
                    February  1, 2006  (Previously  filed as Exhibit  10.1 to  Current  Report on Form 8-K dated
                    February 1, 2006).

   10.29+           Employment  Agreement  between  First Montauk  Securities  Corp.  and Celeste  Leonard dated
                    August  7,  2006  (Previously  filed as  Exhibit  10.1 to  Current  Report on Form 8-K dated
                    February 26, 2007).

10.30+            Agreement and Release between First Montauk  Financial Corp. and Robert I. Rabinowitz  dated
                  November  14, 2006  (Previously  filed on November  14,  2006 as Exhibit  10.1 to  Quarterly
                  Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.31+            Consulting  Agreement  between First Montauk  Financial Corp. and Robert I. Rabinowitz dated as of January 19, 2007.

10.32+            Employment  Agreement between First Montauk Securities Corp. and Jeffrey J. Fahs dated as of
                  January 24, 2007.

10.33+            Amended and Restated  Employment  Agreement between First Montauk Financial Corp. and Victor
                  K. Kurylak,  dated as of May 9, 2007 (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2007.

10.34+            Amendment  Number One,  dated as of June 15, 2007,  to the Amended 2nd  Restated  Employment
                  Agreement,  dated as of May 9, 2007,  between Victor K. Kurylak and First Montauk  Financial
                  Corp.  (Previously  filed as Exhibit 10.3 to Form 10-Q for the Quarter  Ended June 30, 2007,
                  dated August 14, 2007).

10.35+            Consulting  Agreement between First Montauk Financial Corp. and Phillip P. D'Ambrisi,  dated
                  September 1, 2007 (Previously  filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2007).

14                Code of Ethics  (Filed as Exhibit  14 to our  Annual  Report on Form 10-K for the year ended
                  December 31, 2003).

21                Subsidiary Companies

23.1              Consent of Lazar, Levine & Felix.

31.1*             Certification  of Chief  Executive  Officer  and  President  pursuant  to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

31.2*             Certification   of  Acting  Chief  Financial   Officer   pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

32.1 *            Certification of Victor K. Kurylak  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *            Certification of Mindy A. Horowitz  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Denotes management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.


                                                    7