Form 10-Q
period 2008-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-05-15
CIK 83125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
         |X|          QUARTERLY PERIOD ENDED:
                      MARCH 31, 2008

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer  |_|        Accelerated filer           |_|

         Non-accelerated filer    |_|        Smaller reporting company   |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                           |_| Yes |_| No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,257,248 shares of common stock were outstanding at May 15, 2008.



                                                 FIRST MONTAUK FINANCIAL CORP.
                                                           FORM 10-Q
                                                        MARCH 31, 2008

                                INDEX
                                                                                                             Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Condensed Consolidated Statements of Financial Condition as of
              March 31, 2008 (unaudited) and December 31, 2007 ...............................................  F-1

           Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 2008 (unaudited) and 2007 (unaudited)....................................  F-2

           Condensed Consolidated Statements of Changes in Stockholders' Equity
             for the period from January 1, 2008 to March 31, 2008 (unaudited)................................  F-3 - F-4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2008 (unaudited) and 2007 (unaudited) .................................................  F-5

            Notes to Condensed Consolidated Financial Statements (unaudited...................................  6-15

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................................... 16-22

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................. 22-24

         Item 4T. Controls and Procedures ....................................................................    24

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ..........................................................................    25

         Item 1A. Risk Factors ...............................................................................    25

         Item 2.  Unregistered Sales of Equity Securities ....................................................    25

         Item 3.  Defaults Upon Senior Securities ............................................................    25

         Item 4.  Submission of Matters to a Vote of Security Holders ........................................    25

         Item 5.  Other Information ..........................................................................    25

         Item 6.  Exhibits ...................................................................................    26

         Signatures ..........................................................................................    27



                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           March 31,               December 31,
                                                                                             2008                      2007
                                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                                                  $ 501,802                 $ 868,836
Due from clearing firm                                                                     1,947,750                 2,347,946
Securities owned, at market value                                                            222,796                   159,773
Prepaid expenses                                                                             841,798                   250,948
Employee and broker receivables - net of reserve for bad debt
  of $745,392 and $758,515 respectively                                                      283,590                   288,049
Property and equipment - net                                                                 157,131                   175,463
Other assets                                                                                 895,927                 1,159,893
                                                                                        ------------                 -----------
      Total assets                                                                       $ 4,850,794               $ 5,250,908
                                                                                        ============                 ===========

LIABILITIES
10% convertible note                                                                        1,000,000                 1,000,000
Securities sold, not yet purchased, at market value                                                -                        201
Commissions payable                                                                         1,402,120                 1,739,713
Accounts payable                                                                              933,981                   256,549
Accrued expenses                                                                              473,940                   556,527
Income taxes payable                                                                            6,803                    11,358
Other liabilities                                                                              53,096                    51,528
                                                                                        -------------                -----------
     Total liabilities                                                                      3,869,940                 3,615,876
                                                                                        -------------                -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                -                         -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   22,282 shares issued and outstanding; liquidation preference: $111,410                       2,228                     2,228
Series C Participating Cumulative Preferred Stock, 200,000 shares authorized,
   $.10 par value, no shares issued and outstanding                                                -                         -
Common stock, no par value, 60,000,000 shares authorized,
   13,257,248 shares issued and outstanding                                                 9,625,872                 9,621,030
Additional paid-in capital                                                                  4,035,064                 4,035,064
Accumulated deficit                                                                       (12,682,310)              (12,023,290)
                                                                                          -----------               ------------
     Total stockholders' equity                                                               980,854                 1,635,032
                                                                                          -----------                -----------

     Total liabilities and stockholders' equity                                           $ 4,850,794               $ 5,250,908
                                                                                          ===========                ===========




                                        See notes to condensed consolidated financial statements.


                                                                   F-1

                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Three Months Ended March 31,
                                                                                         2008                 2007
                                                                                      (unaudited)          (unaudited)

Commissions                                                                          $ 6,086,004           $8,826,996
Principal transactions                                                                   455,072              594,416
Investment banking                                                                       436,620            2,010,488
Interest and other income                                                                540,322              812,717
                                                                                      -----------         ------------
     Total revenues                                                                    7,518,018           12,244,617
                                                                                      -----------         ------------
Expenses:

Commissions, employee compensation and benefits                                        6,244,348           10,748,070
Clearing and floor brokerage                                                             323,057              407,560
Communications and occupancy                                                             453,007              423,766
Legal matters and related costs                                                          171,625              430,544
Other operating expenses                                                                 952,908              737,522
Interest                                                                                  29,686                4,082
                                                                                      -----------          -----------
     Total expenses                                                                    8,174,631           12,751,544
                                                                                      -----------          -----------
Loss before provision for income taxes                                                  (656,613)            (506,927)
Provision for income taxes                                                                   736               10,621
                                                                                      ------------         -----------
Net loss                                                                              $ (657,349)           $(517,548)
Preferred stock dividends                                                                 (1,671)             (42,903)
                                                                                      ------------         -----------
Net loss applicable to common stockholders                                            $ (659,020)           $(560,451)
                                                                                      ============         ===========
Loss per share:
  Basic                                                                                  $ (0.05)             $ (0.03)
  Diluted                                                                                $ (0.05)             $ (0.03)

Weighted average number of shares of stock outstanding:
  Basic                                                                               13,248,477           18,483,338
  Diluted                                                                             13,248,477           18,483,338








                                 See notes to condensed consolidated financial statements.



                                                            F-2

                                             FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE PERIOD FROM JANUARY 1, 2008 TO MARCH 31, 2008




                                           Series A Convertible  Series B Convertible
                                              Preferred Stock       Preferred Stock          Common Stock             Additional
                                           Shares       Amount     Shares     Amount      Shares       Amount       Paid-in Capital

Balances at January 1, 2008                  22,282    $ 2,228        -       $ -       13,257,248   $9,621,030       $ 4,035,064

Amortization of deferred compensation                                                                     4,842
Payment of preferred stock dividends
Net loss                                   ---------   ----------  -------------------  ----------   -----------      -------------
Balances at March 31, 2008                   22,282    $ 2,228        -       $ -       13,257,248   $9,625,872       $ 4,035,064
                                           =========   ==========  ==================== ==========   ===========      =============























                                            See notes to condensed consolidated financial statements.

                                                                      F-3


                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM JANUARY 1, 2008 TO MARCH 31, 2008


                                                        Retained
                                                        Earnings
                                                      (Accumulated                Deferred               Stockholders'
                                                         Deficit)               Compensation                Equity

Balances at January 1, 2008                            $ (12,023,290)           $         -              $ 1,635,032

Amortization of deferred compensation                                                                          4,842
Payment of preferred stock dividends                         (1,671)                                          (1,671)
Net loss                                                   (657,349)                                        (657,349)
                                                        -------------          --------------             -------------
Balances at March 31, 2008                             $ (12,682,310)           $         -              $   980,854
                                                        =============          ==============             ==============




































                                            See notes to condensed consolidated financial statements.



                                                                       F-4

                                        FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Three Months Ended March 31,
                                                                                              2008                   2007
                                                                                          (unaudited)             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                 $ (657,349)              $(517,548)

Adjustments to reconcile net loss to net cash used in
    operating activities:
 Depreciation and amortization of property and equipment                                      18,332                  37,783
 Amortization of stock compensation and deferred costs                                        12,342                  37,578
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                      400,196                 531,873
 Securities owned                                                                            (63,023)                (80,334)
 Prepaid expenses                                                                           (590,850)               (535,336)
 Employee and broker receivables                                                               4,459                  11,864
 Other assets                                                                                256,466                (668,202)
 Securities sold, not yet purchased                                                             (201)                   (484)
 Commissions payable                                                                        (337,593)                 70,559
 Accounts payable                                                                            677,432                 537,873
 Accrued expenses                                                                            (82,587)               (412,143)
 Income taxes payable                                                                         (4,555)                 10,000
 Other liabilities                                                                             1,568                  97,796
                                                                                           ---------------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                                       (365,363)               (878,721)
                                                                                           ---------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                               -                  (5,148)
                                                                                           ---------------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                              -                  (5,148)
                                                                                           ---------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                                          -                    (820)
 Payment of preferred stock dividends                                                         (1,671)                (42,903)
                                                                                           ---------------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                                         (1,671)                (43,723)
                                                                                           ---------------         -----------

Net decrease in cash and cash equivalents                                                   (367,034)               (927,592)
Cash and cash equivalents at beginning of period                                             868,836               1,145,751
                                                                                           ---------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 501,802               $ 218,159
                                                                                           ===============         ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                                   $ 27,768                 $ 4,082
                                                                                           ===============         ============
 Income taxes                                                                                $ 5,291                 $ 2,306
                                                                                           ===============         ============





                                      See notes to condensed consolidated financial statements.





                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 -          GOING CONCERN AND LIQUIDITY CONSIDERATIONS

                  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2008, the Company had an accumulated deficit, and working capital of $935,000, which does not include the repayment of the $1,000,000 convertible secured note (the "Note") due on December 31, 2008. For the three months ended March 31, 2008, the Company incurred a net loss of $657,349. Approximately $338,000 of the current period loss is attributable to a fraudulent activity loss due to a breach in our clearing firm's Internet security (as described more fully in Note 10-"Fradulent Activity Loss" in the Notes to Financial Statements). The Company has filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

                  To date, the Company has been able to finance its operations through cash generated from operations, issuance of common shares and proceeds from its convertible secured note.
                  In order to meet its business objectives, the Company will be required to raise additional financing and/or renegotiate the repayment terms of its Note in order to fund operational expenditures and repayment of the Note. There is no assurance that the Company will be successful in obtaining such funding or debt renegotiation on terms satisfactory to the Company, if at all. If the Company cannot raise additional financing and/or renegotiate the repayment terms of its Note, the Company may not be able to continue as a going concern.

NOTE 2 -          BASIS OF PRESENTATION

                  The interim financial information as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 has been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the interim financial statements rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations ("MDA") included elsewhere in this report on Form 10-Q and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with the SEC on March 31, 2008.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 3 -          RECENT ACCOUNTING PRONOUNCEMENTS

                  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company's financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

                  In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

                  In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                  In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

NOTE 4 -          STOCK-BASED COMPENSATION

                  The Company periodically issues common stock to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of the shareholder approved equity compensation plans.

                  The Company's results for the three month periods ended March 31, 2008 and March 31, 2007 includes share-based compensation expense for employee options and shares totaling approximately $1,680 and $4,400, respectively. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

                  Employee stock option compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

                  Stock compensation expense related to non-employee options was approximately $3,160 for the three months ended March 31, 2008 compared to approximately $33,000 for the three months ended March 31, 2007. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

                  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2008, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                  ------------------------------------ -------------------------------------------------------------
                                                       ------------------------------------------------------------
                                                                            Three Months Ended
                  ------------------------------------ -------------------------------------------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                                                               March 31, 2008                 March 31, 2007
                                                               --------------                 --------------
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected volatility                                        64%                            70%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected dividend yield                                     0%                             0%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Risk-free interest rate                            2.46%-4.54%                    4.18%-4.54%
                  ------------------------------------ -------------------------------- ----------------------------
                  ------------------------------------ -------------------------------- ----------------------------
                  Expected term (in years)                             1-5 years                      1-5 years
                  ------------------------------------ -------------------------------- ----------------------------

                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first three months of 2008.

                  ----------------------------- -------------- ------------------ --------------------- ------------------
                                                               Weighted Average   Weighted Average
                                                Number         Exercise Price     Remaining             Aggregate
                  Stock Options                 of Shares      per Share          Contractual Term      Intrinsic Value
                  -------------                 ---------      ---------          --------------------  ---------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at
                  January 1, 2008                   1,871,200          $0.73                       2.2                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Granted                               6,000          $0.50
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercised                                 -              -
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Forfeited/expired                 (106,000)          $0.99
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at                    1,771,200          $0.72                       1.9                  0
                  March 31, 2008
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercisable at
                  March 31, 2008                    1,502,480          $0.71                       1.6                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------

                   The weighted average estimated fair value of all share options granted during the three months ended March 31, 2008 and 2007 was $0.04 and $0.27, respectively. There were no stock options exercised during the first quarters of 2008 and 2007.

NOTE 5 -          PREPAID EXPENSES

                  Prepaid expenses at March 31, 2008 include a payment for errors and omissions insurance coverage. The unamortized amount at March 31, 2008 is $622,000, which will be expensed over the next ten months.

NOTE 6 -          OTHER ASSETS

                  Other assets at March 31, 2008 is primarily comprised of commissions' receivable due from vendors for insurance, mutual funds and fees totaling approximately $399,000 and deposits of approximately $418,000.

NOTE 7 -          ACCOUNTS PAYABLE

                  Accounts payable at March 31, 2008 includes an insurance premium financing agreement with a current balance of $524,000, payable in seven remaining monthly installments of approximately $75,000 each, including interest at the rate of 4.22% per annum and accounting and consulting fees of $166,000.

NOTE 8 -          CONVERTIBLE NOTE PURCHASE AGREEMENT

                  On December 7, 2007 the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC") pursuant to which AEFC-IC was issued a 10% Convertible Secured Note due on December 31, 2008 for an aggregate principal amount up to $2,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrues interest on the unpaid principal amount at the rate of 10% per annum, which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of common stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted. In the event the Company (i) does not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, the Company will issue AEFC-IC a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note. The parties also executed a registration rights agreement. At March 31, 2008, the Company had $1,000,000 of outstanding borrowings under the Note Purchase Agreement.

                  In connection with, and concurrent with, the execution of the Note Purchase Agreement, the AEFC-IC Note and the related documents, the Company entered into the First Amendment, dated as of December 7, 2007 ("First Amendment to the Rights Agreement"), of the Rights Agreement, dated August 1, 2007, between us and Continental Stock Transfer & Trust Company, as Rights Agent ("Rights Agreement") as more fully described above. The First Amendment to the Rights Agreement provides that AEFC-IC will not be deemed to be an "Acquiring Person" under the Rights Agreement by reason of (i) the execution of the AEFC-IC Note Purchase Agreement; (ii) the issuance of the AEFC-IC Note; (iii) the issuance of shares of common stock upon the conversion of the AEFC-IC Note into shares of our common stock; (iv) the issuance of any warrants to AEFC-IC pursuant to the Note Purchase Agreement or any shares of common stock upon exercise of such warrants; (v) the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by Mr. Okun or any affiliates of Mr. Okun (collectively, the "Okun Parties"); (vi) the approval, execution or delivery of any agreement with respect to the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; (vii) the public or other announcement of the Note Purchase Agreement or any of the transactions contemplated thereby, or the purchase by AEFC-IC of all or any of the 3,300,308 shares of common stock owned by the Okun Parties; or (viii) the consummation of the Note Purchase Agreement and any other transactions contemplated by the Note Purchase Agreement or any agreement to purchase all or any of the 3,300,308 shares of common stock owned by the Okun Parties

                  The foregoing description of the First Amendment to the Rights Agreement is qualified in its entirety by reference to the full text of the First Amendment to the Rights Agreement which is filed on Exhibit 10.2 to the Company's Report on Form 8-K filed on December 13, 2007.

NOTE 9 -          COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2011. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:


                       Year ending December 31,

                          2008                 $    876,004
                          2009                      890,552
                          2010                      236,120
                          2011                       35,091
                          2012 and beyond             7,983
                                              -------------------
                                               $  2,045,750
                                              ===================


                  Master Services Agreement:

                  Effective November 2006, the Company entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services. Under the terms of the agreement, the Company made payments totaling $400,000 to the vendor for software development, none of which has been amortized or expensed and has been included as security deposits in other assets on the Consolidated Statements of Financial Condition (See also Note 14- Subsequent Event).

                  Legal Matters:

                  First Montauk Securities Corp. ("FMSC"), the Company's wholly owned subsidiary is a respondent or co-respondent in various legal proceedings, including customer arbitrations and regulatory investigations. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate.

                  As of March 31, 2008, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

                  SEC Order

                  The SEC issued a Cease-And-Desist Order ("Order") on April 24, 2008, which determined that the Company failed reasonably to supervise the trading and research activities of a former institutional analyst and that the Company failed to adopt reasonable policies and procedures so as to prevent and detect certain conduct, which led to the former institutional trader's violations of federal securities laws. The order involves conduct that occurred during the time period from March through December 2003. The Order imposed a censure and fine of $100,000 against the Company, and a six-month supervisory suspension and fine of $50,000 against the Company's former president and CEO. The Company's monetary fine had been accrued for in 2007 and paid in April 2008.

NOTE 10 -         FRAUDULENT ACTIVITY LOSS

                  On January 24, 2008, a series of fraudulent purchase order transactions were executed over the order entry system of National Financial Services ("NFS"), the Company's clearing broker, through an Internet protocol ("IP") address over the Internet, which reflected the user identification and password information of one of FMSC's registered representatives. These transactions were purchased without authorization in several customer accounts of the registered representative.

                  After these transactions were executed, NFS contacted the appropriate regulatory authorities to report the fraudulent activities, which the regulatory authorities determined to let stand. Thereafter, FMSC took market action to liquidate the securities fraudulently purchased in order to mitigate the loss to the Company. These transactions resulted in a net loss to the Company of approximately $338,000, which is reflected in other expenses in the Condensed Consolidated Statements of Operation. The Company has filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

NOTE 11 -         LOSS PER SHARE

                  Basic loss per share for the three months ended March 31, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted loss per share:

                                                                                    Three months ended March 31,
                                                                                     2008                   2007
                                                                                  (unaudited)            (unaudited)
                  Numerator - basic:

                  Net loss                                                         $(657,349)             $(517,548)
                  Deduct: dividends paid during the year                              (1,671)               (42,903)
                                                                       ----------------------- ----------------------

                  Numerator for basic loss per share                               $(659,020)             $(560,451)
                                                                       ======================= ======================

                  Numerator - diluted:

                  Numerator for basic loss per share                               $(659,020)             $(560,451)
                  Add: preferred stock dividends                                           --                     --
                  Add: convertible debenture interest                                      --                     --
                                                                       ----------------------- ----------------------

                  Numerator for diluted loss per share                             $(659,020)             $(560,451)
                                                                       ======================= ======================

                  Denominator:

                  Weighted average common shares outstanding                       13,248,477             18,483,338
                  Effect of dilutive securities:
                     Stock options and warrants                                            --                     --
                     Restricted shares                                                     --                     --
                     Convertible preferred stock Series B                                  --                     --
                     Convertible debentures                                                --                     --
                  Denominator for diluted loss per share                           13,248,477             18,483,338

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ------------------------------------------- -------------------------------------------------------
                                                                                Three months ended
                  ------------------------------------------- -------------------------------------------------------
                  ------------------------------------------- -------------------------------------------------------
                                                                                    March 31,
                  ------------------------------------------- -------------------------------------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                                                                         2008                        2007
                                                                         ----                        ----
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------

                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Stock options                                          1,771,200                    2,121,402
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Warrants                                                 283,518                      407,518
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Convertible debentures                                 2,857,143                       25,000
                  ------------------------------------------- --------------------------- ---------------------------
                  ------------------------------------------- --------------------------- ---------------------------
                  Convertible preferred stock                               44,564                    2,588,978
                  ------------------------------------------- --------------------------- ---------------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the three months ended March 31, 2008 and 2007 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 12 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At March 31, 2008, FMSC had net capital of $713,778, which was $463,778 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 3.00 to 1.

NOTE 13 -         FAIR VALUE MEASUREMENTS

                  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:


               Level 1 Inputs --  Unadjusted quoted prices in active markets for identical assets or liabilities that is
                                  accessible by the Company;

               Level 2 Inputs --  Quoted prices in markets that are not active or financial instruments for which all
                                  significant inputs are observable, either directly or indirectly;

               Level 3 Inputs --  Unobservable inputs for the asset or
                                  liability including significant assumptions of the Company and other market participants.

                  The Company determines fair values for the following assets and liabilities:

                  Long-term investments, at fair value--The Company's long-term investments, at fair value, consists of marketable equity securities and investment securities--marked to market. The Company's marketable equity securities are classified within level 1 of the fair value hierarchy, as they are valued using quoted market prices from an exchange. Investment securities, marked to market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

                  Trading securities and trading account securities sold but not yet purchased, at fair value--The Company's trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company's broker-dealer subsidiaries and consist of marketable and non-public equity and debt securities. The Company classifies marketable equity and debt securities within level 1 of the fair value hierarchy because quoted market prices are used to value the securities. Non-public equity and debt securities are classified within level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

                  The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

                                                               Fair Value Measurements at Reporting Date Using
                                                          -----------------------------------------------------------
                                                           Quoted Prices in                            Significant
                                                          Active Markets for         Significant       Unobservable
                Description              March 31,         Identical Assets             Other            Inputs
                -----------------------  ---------------  ------------------------- -------------- ------------------

                Assets:                             $--             $--                   $--               $--
                Securities Owned               $222,796        $222,796


                                         ---------------  ------------------------- -------------- ------------------
                Total Assets                   $222,796        $222,796                   $--               $--
                                         ===============  ========================= ============== ==================

                Liabilities                         $--             $--                   $--               $--
                                         ---------------  ------------------------- -------------- ------------------
                Total Liabilities                   $--             $--                   $--               $--
                                         ===============  ========================= ============== ==================


NOTE 14 -         SUBSEQUENT EVENT

                  On April 28, 2008, the Company signed a new agreement amending the master services agreement with an outside vendor (See Note 9 - Commitments and Contingencies - Master Services Agreement) in exchange for a reimbursement of a portion of the system development costs paid by the Company. As part of this Agreement, the vendor will provide a one-time electronic data feed and commission collection services to the Company through February 2010, which will be amortized over a twenty-three
                  (23) month period, beginning April 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) the timely completion of the acquisition of the Company by a private investor, and (xi) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the SEC, including our Form 10-K for the year ended December 31, 2007.

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

         Montauk Financial Group has approximately 180 registered representatives and services over 45,000 retail and institutional customers, which comprise approximately $3 billion in customer assets. All of our 93 branch office and satellite locations in 24 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the SEC, Financial Industry Regulatory Authority ("FINRA" and formerly the National Association of Securities Dealers), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of Boston, MA, and Penson Financial Services Inc of Dallas, TX, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support and transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended March 31, 2008 and 2007 (in thousands of dollars).

                                                                Three Months Ended
                                         -----------------------------------------------------------------
                                         ------------------------------ --- ------------------------------
                                                March 31, 2008                     March 31, 2007
                                         ------------------------------     ------------------------------
                                            Amount        % of Total           Amount        % of Total
                                                           Revenues                           Revenues
   Commissions
         Equities                         $   2,502             34%           $   3,431            28%
         Mutual Funds                         1,082             14%               1,699            14%
         Insurance                              884             12%               1,085             9%
         Alternative Products                   475              6%               1,545            13%
         Asset Management Fees                1,058             14%               1,044             9%
         Fixed Income                            85              1%                  23            <1%
                                         -------------- ---------------     -------------- ---------------
         Total                                6,086             81%               8,827            73%
   Principal Transactions                       455              6%                 594             5%
   Investment Banking                           437              6%               2,011            16%
   Interest and Other
         Interest                               410              5%                 582             5%
         Other                                  130              2%                 231             1%
                                         -------------- ---------------     -------------- ---------------
         Total                                  540              7%                 813             6%
                                         -------------- ---------------     -------------- ---------------
         Total revenues                    $  7,518            100%            $ 12,245           100%
                                         ============== ===============     ============== ===============


Overview

         Total revenues decreased $4.72 million, or 39%, for the three months ended March 31, 2008 (the "2008 quarter"), to $7.52 million from $12.24 million for the three months ended March 31, 2007 (the "2007 quarter"). The decrease in revenues is primarily attributable to a decline in the number of producing registered representatives quarter over quarter, which resulted in decreases in almost every category of revenue.

         Expenses decreased in the 2008 quarter by $4.58 million, or 36%, compared to the 2007 quarter. Commissions, employee compensation and benefits decreased by $4.5 million, from $10.7 million in the 2007 quarter to $6.2 million in the 2008 quarter. Included in other operating expenses is a fraudulent activity loss of approximately $338,000 that occurred in January 2008 (See Note 9 - Fraudulent Activity Loss in the Notes to the Condensed Consolidated Financial Statements for more details).

         The net loss attributable to common stockholders for the 2008 quarter was $659,000, or ($0.05) per basic and diluted share compared to a net loss applicable to common stockholders for the 2007 quarter of $560,000 or, ($0.03) per basic and diluted share.

Commission Revenue

         Commissions are comprised of revenues from transactions of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for the 2008 quarter was $6.1 million compared to $8.8 million for the 2007 quarter, a decrease of approximately $2.7 million. Decreases in commissions from equity transactions of $929,000, mutual funds of $600,000 and alternative products of $1.1 million accounted for the majority of the reduction in commission revenues when compared to the 2007 quarter. This decrease highlights the result of the reduction in producing registered representatives from the 2007 quarter to the 2008 quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, decreased approximately $140,000, from $594,000 for the 2007 quarter to $455,000 for the 2008 quarter, also as a result of the reduction in registered representatives.

Investment Banking

         Investment banking revenues for the 2008 quarter decreased $1.6 million from $2 million in the 2007 quarter, to $437,000 in the 2008 quarter, a decrease of 78%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions in the first quarter of 2008 when compared to the same quarter in 2007. This category includes new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member.

Interest and Other Income

         Interest and other income decreased by approximately $273,000 during the 2008 quarter when compared to the 2007 quarter. Of the total decrease, $175,000 was from the reduction in interest income, directly related to margin debit rebates and the reduction in interest rates.

         Other income, which includes marketing and operations fees, decreased by $185,000 when compared to the 2007 quarter. This was due in large part to the reduction in alternative investment products sold during the 2008 quarter. This reduction was partially offset by increases in rental income, due to the subletting of part of our office space, settlement proceeds received from one of our arbitration claims and revenue from consulting services provided during the quarter.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 41%, or $3.6 million, from $8.8 million for the 2007 quarter, to $5.2 million for the 2008 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, health insurance premiums, and bonus accruals, decreased for the 2008 quarter, from $1.91 million (16% of total revenues) to $1.07 million (14% of total revenues), a decrease of approximately $840,000 over the 2007 quarter. Included in the 2007 quarter were severance costs and bonus accruals of approximately $383,000, compared to the same costs in the 2008 quarter of approximately $70,000, a decrease of $313,000 in the 2008 quarter.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $85,000 in the 2008 quarter when compared to the 2007 quarter. As a percentage of transaction-based commissions, clearing costs remained relatively constant at approximately 7%. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs increased slightly during the 2008 quarter, to $453,000, from $424,000 in the 2007 quarter.

Legal matters and related costs

         Legal matters and related settlement costs decreased $259,000, from $431,000 during the 2007 quarter to $172,000 for the 2008 quarter, most of which was related to legal fees. During the 2007 quarter, we expensed $190,000 related to various lawsuits involving a proposed merger that was terminated in December 2006. There were no legal fees related to this matter during the 2008 quarter.

Other Operating Expenses

         Other operating costs increased approximately $215,000, to $953,000 in the 2008 quarter from $738,000 during the 2007 quarter. Included in this category for the 2008 quarter is approximately $338,000 of losses as a result of fraudulent trading activity (See Note 9 - Fraudulent Activity Loss in the Notes to the Condensed Consolidated Financial Statements for more details).

Liquidity and Capital Resources

         Approximately 55% of our assets consist of cash, securities owned, and receivables from our clearing firm and other broker-dealers and insurance companies. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the three months ended March 31, 2008 by $367,000. Net cash used in operating activities during the 2008 quarter was $365,000, which consists of a net loss of $657,000, increased by non-cash charges including depreciation of $18,000 and amortization of stock compensation and deferred costs of $12,000. Cash was reduced by increases in securities owned and prepaid expenses of $63,000 and $591,000, respectively, and decreases in commissions payable and accrued expenses of $338,000 and $82,000, respectively. Cash was increased by decreases in the amount due from clearing firm of $400,000 and other assets of $255,000 and increases in accounts payable of $677,000.

         There were no additions to property and equipment during the three months ended March 31, 2008.

        Financing activities used net cash of $1,700 due to the payment of preferred stock dividends during the first three months of 2008.

         The financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at March 31, 2008 of approximately $524,000, payable in seven remaining monthly installments of approximately $75,000 each, including interest at the rate of 4.22% per annum.

Future Cash Requirements and Uncertainties Regarding Our Liquidity

Future Cash Requirements

         Our primary future cash requirements will be to repay the convertible secured note payable and fund general operating costs of the Company, including commissions and employee costs:

         Other than funding our general operating costs, we specifically expect our primary cash requirements for the remainder of 2008 to be impacted by the following specific use of cash:

         o Convertible secured note payments - In accordance with the terms of the convertible note payable agreement with AEFC-FMFK Investment Corporation ("AEFV-IC"), the Company will be required to repay any outstanding principal balance and unpaid interest on December 31, 2008. At anytime after July 1, 2008, AEFC-IC has, at its discretion, the right to convert the principal balance outstanding into shares of the Company's common stock. At March 31, 2008, the convertible note had a $1,000,000 principal balance outstanding.

Uncertainties Regarding Our Liquidity

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash and cash equivalents, we will need to incur additional debt or issue equity. If we are unable to obtain financing in the future and operations do not generate sufficient cash we may be unable to continue as a going concern.

         We believe the following uncertainties exist regarding our liquidity:

         o Ability to Increase Revenue - Our ability to generate cash from operating activities will be a primary source of our liquidity.
            If our revenues were to decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Our capacity to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         o Legal Matters - The Company, in the normal course of business, is subject to various legal proceedings. The costs associated with legal defense services and possible unfavorable legal settlements may negatively impact the Company's liquidity.

Recent Accounting Pronouncements

         See Note 3 "Recent Accounting Pronouncements" in the Notes to Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Contractual Obligations

         The Company has contractual obligations to make future payments in connection with its short-term debt and non-cancelable lease and service agreements. The following table sets forth these contractual obligations by year. This table does not include any projected payment amounts related to our potential exposure to arbitrations and other legal matters.


                                                        Expected Maturity Date

         Category                            2008           2009         2010         2011           Total
         ------------------------- --------------- -------------- ------------ ------------ ---------------
         ------------------------- --------------- -------------- ------------ ------------ ---------------
         Short-term debt (1)           $1,000,000
                                                              $0           $0           $0      $1,000,000

         Operating leases                 845,014        890,552      236,120       35,091       2,006,777
         ------------------------- --------------- -------------- ------------ ------------ ---------------
         Total                         $1,845,014       $890,552     $236,120      $35,091      $3,006,777
         ========================= =============== ============== ============ ============ ===============

      (1) Short-term debt includes a 10% convertible secured note in the amount of $1,000,000 maturing on December 31, 2008.


Net Capital

         At March 31, 2008, FMSC had net capital of $713,778, which was $463,778 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 3.00 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of common stock and pays a quarterly dividend of 6%.

         As of March 31, 2008, we have 22,282 Series A preferred shares issued and outstanding. Quarterly dividends of $1,671 and $22,903 were paid during the three months ended March 31, 2008 and 2007, respectively.

Series C Participating Cumulative Preferred Stock

         The Board of Directors of the Company adopted a shareholder rights plan as of August 8, 2007 and in connection therewith designated a Series C Participating Cumulative Preferred Stock, $.10 par value per share ("Series C Stock"). The rights were declared as a dividend of one preferred share purchase right for each outstanding share of the common stock of the Company. The dividend distribution was payable on August 8, 2007 to shareholders of record on that date. When exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of the Company's new Series C Stock, at a price of $2.00 per one one-hundredth of a share of Series C Stock, subject to adjustment. The Company has created a series of 200,000 shares of authorized but not issued preferred stock for the Series C Stock authorized in this shareholder rights plan. No shares of Series C Stock are currently issued and outstanding.

         The rights will become exercisable on the tenth business day (unless further extended by a resolution adopted by a majority of the "continuing directors" of our Board of Directors as of the close of business on August 9, 2007 (the date of our 2007 Annual Meeting) following public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of the Company. The rights expire on August 8, 2017 unless earlier redeemed or exchanged by the Company.

         In the event the Company is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right would be entitled to receive that number of shares of the acquiring company's common stock equal to the result obtained by multiplying the then current purchase price by the number one one-hundredths of a share of Series C Stock for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the acquiring company.

Application of Critical Accounting Policies

         Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Our management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical.

         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2007 Annual Report filed on Form 10-K. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Market Risk. Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through its broker-dealer. The Company's broker-dealer, FMSC, carries debt obligations on behalf of its customers and acts as a market maker in approximately 15 over-the-counter equity securities. In connection with these activities, the Company maintains inventories to facilitate client transactions. Occasionally, the Company invests for its own proprietary equity investment accounts.

         The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

                                             March 31, 2008                     December 31, 2007
                                   ----------------------------------- ------------------------------------
                                                      Securities                           Securities
                                                     Sold but not                         Sold but not
                                     Securities           yet            Securities            yet
                                        Owned           Purchased           Owned           Purchased
   ------------------------------- ----------------- ----------------- ---------------- -------------------
   Marketable:
      Government                            $ 6,756               $ 0          $ 6,756                 $ 0
      Corporate                                   0                 0                0                   0
      Municipal                                   0                 0                0                   0
      Certificates of deposit                     0                 0                0                   0
                                   ----------------- ----------------- ---------------- -------------------
    Total debt securities                     6,756                 0            6,756                   0

   Equity securities                        125,338                 0           71,019                   0
   Mutual funds                               9,849                 0            9,463                 201
   Options                                        0                 0                0                   0
   Warrants                                  80,853                 0           72,535                   0
                                   ----------------- ----------------- ---------------- -------------------
          Total                           $ 222,796               $ 0        $ 159,773               $ 201
                                   ================= ================= ================ ===================

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

Item 4T.  Controls and Procedures

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

         Based on their evaluation, as of March 31, 2008, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective.


Changes in Internal Controls

         There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

SEC Order

         The SEC issued a Cease-And-Desist Order ("Order") on April 24, 2008, which determined that the Company failed reasonably to supervise the trading and research activities of a former institutional analyst and that the Company failed to adopt reasonable policies and procedures so as to prevent and detect certain conduct, which led to the former institutional trader's violations of federal securities laws. The order involves conduct that occurred during the time period from March through December 2003. The Order imposed a censure and fine of $100,000 against the Company, and a six-month supervisory suspension and fine of $50,000 against the Company's former president and CEO. The Company's monetary fine had been accrued for in 2007 and paid in April 2008.

Item 1A. Risk Factors

        Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Not applicable.

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

                                  FIRST MONTAUK FINANCIAL CORP.
                                  (Registrant)


Dated: May 15, 2008               /s/ Mindy A. Horowitz
                                  ---------------------------------------------
                                  Mindy A. Horowitz
                                  Acting Chief Financial Officer


                                  /s/ Victor K. Kurylak
                                  ---------------------------------------------
                                  Victor K. Kurylak
                                  President and Chief Executive Officer