Form 10-K/A
period 2007-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-08-08
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                               (AMENDMENT NO. 2)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 31, 2008
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                13,257,248 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

         We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008, in order to amend Item 9A Controls and Procedures and to revise Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

         This Form 10-K/A (Amendment No. 2) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

         This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 2), the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in
Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                Table of Contents

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

         3. Exhibits

         31.1 Revised Certification of Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Revised Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST MONTAUK FINANCIAL CORP.


                                     By  /s/ Victor K. Kurylak
                                         ---------------------------------------
Dated:  August 8, 2008                   Victor K. Kurylak
                                         Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Victor K. Kurylak                                            August 8, 2008
-----------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Celeste M. Leonard                                           August 8, 2008
-----------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director

/s/ Mindy A. Horowitz                                            August 8, 2008
------------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer

/s/ Ward R. Jones, Jr.                                           August 8, 2008
------------------------------------------------
Ward R. Jones, Jr., Director

/s/ Barry D. Shapiro                                             August 8, 2008
------------------------------------------------
Barry D. Shapiro, Director

/s/ David I. Portman                                             August 8, 2008
------------------------------------------------
David I. Portman, Director