Form 10-Q
period 2008-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2008-08-15
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         |X| SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

        Check one:
        Large accelerated filer | |              Accelerated filer |_|

        Non-accelerated filer   | |      Smaller Reporting Company |X|

        (Do not check if a smaller reporting company)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,257,248 shares of Common Stock were outstanding at August 15, 2008.


                                         FIRST MONTAUK FINANCIAL CORP.
                                                  FORM 10-Q
                                               June 30, 2008

                                      INDEX

                                                                                                Page
PART I.   FINANCIAL INFORMATION:

         Item 1.  Financial Statements

           Condensed Consolidated Statements of Financial Condition as of
              June 30, 2008 (unaudited) and December 31, 2007 .................................. F-1

           Condensed Consolidated Statements of Operations for the Six Months and
              Three Months Ended June 30, 2008 (unaudited) and 2007 (unaudited)................. F-2

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2008 (unaudited) and 2007 (unaudited) .................................... F-3

            Notes to Condensed Consolidated Financial Statements (unaudited) .................. 4-15

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................................... 16-25

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................. 26-28

         Item 4T. Controls and Procedures .....................................................   28

PART II.  OTHER INFORMATION:

         Item 1.  Legal Proceedings ..........................................................    29

         Item 1A. Risk Factors ................................................................   29

         Item 2.  Unregistered Sales of Equity Securities ....................................    29

         Item 3.  Defaults Upon Senior Securities ............................................    29

         Item 4.  Submission of Matters to a Vote of Security Holders ........................    29

         Item 5.  Other Information ..........................................................    29

         Item 6.  Exhibits ...................................................................    30

         Signatures ..........................................................................    30


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  June 30,          December 31,
                                                                                                    2008                2007
                                                                                                (unaudited)
                                                                                                -----------          -----------
ASSETS
Cash and cash equivalents                                                                         $ 455,610           $ 868,836
Due from clearing firm                                                                            2,007,000           2,347,946
Securities owned, at market value                                                                   341,223             159,773
Prepaid expenses                                                                                    726,730             250,948
Employee and broker receivables - net of reserve for bad debt
    of $714,644 and $758,515 respectively                                                           184,499             288,049
Property and equipment - net                                                                        142,014             175,463
Other assets                                                                                        419,209           1,159,893
                                                                                                -----------         -----------
    Total assets                                                                                $ 4,276,285         $ 5,250,908
                                                                                                ===========         ===========

LIABILITIES
10% convertible note                                                                            $ 1,000,000         $ 1,000,000
Securities sold, not yet purchased, at market value                                                  20,023                 201
Commissions payable                                                                               1,209,458           1,739,713
Accounts payable                                                                                    689,758             256,549
Accrued expenses                                                                                    544,535             556,527
Income taxes payable                                                                                  4,313              11,358
Other liabilities                                                                                   111,447              51,528
                                                                                                -----------         ------------
    Total liabilities                                                                             3,579,534           3,615,876
                                                                                                -----------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                       -                   -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   22,282 shares issued and outstanding; liquidation preference: $111,410                             2,228               2,228
Series C Participating Cumulative Preferred Stock, 200,000 shares authorized,
   $.10 par value, no shares issued and outstanding                                                       -                   -
Common stock, no par value, 60,000,000 shares authorized,
   13,257,248 shares issued and outstanding at June 30, 2008 and December 31, 2007                9,625,872           9,621,030
Additional paid-in capital                                                                        4,035,064           4,035,064
Accumulated deficit                                                                             (12,966,413)        (12,023,290)
                                                                                                ------------        ------------
    Total stockholders' equity                                                                      696,751           1,635,032
                                                                                                ------------        ------------
    Total liabilities and stockholders' equity                                                  $ 4,276,285         $ 5,250,908
                                                                                                =============       =============







                                      See notes to condensed consolidated financial statements.

                                                                  F-1


                                          FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                   Six Months Ended June 30,          Three Months Ended June 30,
                                                                    2008                 2007           2008                2007
                                                                    ----                 ----           ----                ----
Revenues:

Commissions                                                   $ 11,862,632         $ 17,233,155     $ 5,776,628         $ 8,406,159
Principal transactions                                             980,315              954,976         525,243             360,560
Investment banking                                                 487,886            2,479,420          51,266             468,932
Interest and other income                                          952,914            1,522,131         412,592             709,414
                                                                -----------          -----------     -----------         -----------
     Total revenues                                             14,283,747           22,189,682       6,765,729           9,945,065
                                                                -----------          -----------     -----------         -----------
Expenses:

Commissions, employee compensation and benefits                 11,801,304           19,226,882       5,556,956           8,478,812
Clearing and floor brokerage                                       665,790              799,553         342,733             391,993
Communications and occupancy                                       867,226              834,544         414,219             410,778
Legal matters and related costs                                    383,719              984,251         212,094             553,707
Other operating expenses                                         1,439,510            1,423,214         486,602             685,692
Interest                                                            60,768               12,843          31,082               8,761
                                                                -----------          -----------      ----------         -----------
     Total expenses                                             15,218,317           23,281,287       7,043,686          10,529,743
                                                                -----------          -----------      ----------         -----------
Loss before provision for income taxes                            (934,570)          (1,091,605)       (277,957)           (584,678)
Provision for income taxes                                           5,211               15,599           4,475               4,978
                                                                -----------          -----------      -----------        -----------
Net loss                                                          (939,781)          (1,107,204)       (282,432)           (589,656)
Preferred stock dividends                                           (3,342)             (85,803)         (1,671)            (42,900)
                                                                -----------          -----------      -----------        -----------
Net loss applicable to common stockholders                      $ (943,123)        $ (1,193,007)      $(284,103)          $(632,556)
                                                                ===========          ===========      ===========        ===========
Loss per share:
  Basic                                                            $ (0.07)             $ (0.07)        $ (0.02)            $ (0.04)
  Diluted                                                          $ (0.07)             $ (0.07)        $ (0.02)            $ (0.04)

Weighted average number of shares of stock outstanding:
  Basic                                                         13,248,477           18,063,724      13,248,477          17,648,721
  Diluted                                                       13,248,477           18,063,724      13,248,477          17,648,721








                                              See notes to condensed consolidated financial statements.

                                                                         F-2

                                     FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                    2008                       2007
                                                                                    ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                        $ (939,781)               $ (1,107,204)

Adjustments to reconcile net loss to net cash used in
    operating activities:
 Depreciation of property and equipment                                              36,244                      71,947
 Amortization of stock compensation and deferred costs                               19,842                      36,670
Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                             340,946                   1,243,302
 Securities owned                                                                  (181,450)                    (86,329)
 Prepaid expenses                                                                  (475,782)                   (437,085)
 Employee and broker receivables                                                    103,550                      30,216
 Other assets                                                                       725,684                    (826,177)
 Securities sold, not yet purchased                                                  19,822                        (484)
 Commissions payable                                                               (530,255)                   (161,073)
 Accounts payable                                                                   433,209                   1,061,891
 Accrued expenses                                                                   (11,992)                   (435,488)
 Income taxes payable                                                                (7,045)                      7,833
 Other liabilities                                                                   59,919                     (14,579)
                                                                                   ----------                 -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (407,089)                   (616,560)
                                                                                   ----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                 (2,795)                    (11,913)
                                                                                   ----------                 -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (2,795)                    (11,913)
                                                                                   ----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                                 -                        (820)
 Payment of preferred stock dividends                                                (3,342)                    (85,803)
                                                                                   ----------                 -----------
NET CASH USED IN FINANCING ACTIVITIES                                                (3,342)                    (86,623)
                                                                                   ----------                 -----------
Net decrease in cash and cash equivalents                                          (413,226)                   (715,096)
Cash and cash equivalents at beginning of period                                    868,836                   1,145,751
                                                                                   ----------                 -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 455,610                   $ 430,655
                                                                                   ==========                 ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                                         $  60,768                   $  12,843
                                                                                   ==========                 ===========
 Income taxes                                                                     $  11,296                   $   8,361
                                                                                   ==========                 ===========







                                       See notes to condensed consolidated financial statements.

                                                                  F-3

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-           GOING CONCERN AND LIQUIDITY CONSIDERATIONS

                  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had an accumulated deficit, and working capital of $1,077,000, which does not include the repayment of the $1,000,000 "AEFC-IC Note" (as defined in Note 8 - "Convertible Note Purchase Agreement" in the Notes to Condensed Consolidated Financial Statements). For the six months ended June 30, 2008, the Company incurred a net loss of $939,781. Approximately $338,000 of the loss is attributable to a fraudulent activity loss due to a breach in our clearing firm's Internet security that occurred in the first quarter of 2008 (as described more fully in Note 11-"Fradulent Activity Loss" in the Notes to Financial Statements). The Company has filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

                  To date, the Company has been able to finance its operations through cash generated from operations and proceeds from the issuance of the AEFC-IC Note. On July 9, 2008, the Company entered into a definitive asset purchase agreement ("Purchase Agreement") with First Allied Securities, Inc., a related company of AEFC-FMFK Investment Corp.
                  ("AEFC-IC") (See Note 9 - Material Definitive Purchase Agreement). If the terms of the Purchase Agreement are not approved by the Company's shareholders or is not consummated for other reasons, the Company will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay the AEFC-IC Note. There is no assurance that the Company will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to the Company. If the Company cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.

NOTE 2 -          BASIS OF PRESENTATION

                  The interim financial information as of June 30, 2008 and for the six-month and three-month periods ended June 30, 2008 and June 30, 2007 has been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the interim financial statements rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations ("MDA") included elsewhere in this report on Form 10-Q and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, previously filed with the SEC on August 8, 2008.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position have been made. The results of operations for the six months and three months ended June 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

                  In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its consolidated financial statements.

NOTE 4 -          STOCK-BASED COMPENSATION

                  The Company periodically issues common stock to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of the shareholder approved equity compensation plans.

                  The Company's results for the six and three month periods ended June 30, 2008 includes share-based compensation expense for employee options totaling approximately $1,680 compared to approximately $5,400 and $1,000 for the six and three month periods ended June 30, 2007. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

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

                  Stock compensation expense related to non-employee options was approximately $0 and $3,160 for the six and three month periods ended June 30, 2008 compared to approximately $31,000 and ($2,000) for the six and three month periods ended June 30, 2007. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

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


                  The assumptions made in calculating the fair values of all options are as follows:

                    --------------------- --------------------------------- -----------------------------------
                                                   Six Months Ended                  Three Months Ended
                    --------------------- --------------------------------- -----------------------------------
                    --------------------- ----------------- --------------- ------------------ ----------------
                                           June 30, 2008    June 30, 2007     June 30, 2008     June 30, 2007
                    --------------------- ----------------- --------------- ------------------ ----------------
                    --------------------- ----------------- --------------- ------------------ ----------------
                    Expected volatility               67%              69%               67%              69%
                    --------------------- ----------------- --------------- ------------------ ----------------
                    --------------------- ----------------- --------------- ------------------ ----------------
                    Expected dividend
                    yield                              0%               0%                0%               0%
                    --------------------- ----------------- --------------- ------------------ ----------------
                    --------------------- ----------------- --------------- ------------------ ----------------
                    Risk-free   interest
                    rate                      3.34%-4.54%      3.71%-5.05%       3.34%-4.54%      3.71%-5.05%
                    --------------------- ----------------- --------------- ------------------ ----------------
                    --------------------- ----------------- --------------- ------------------ ----------------
                    Expected term (in
                    years)                      1-5 years        1-5 years         1-5 years        1-5 years
                    --------------------- ----------------- --------------- ------------------ ----------------

                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first six months of 2008.

                  ----------------------------- -------------- ------------------ --------------------- ------------------
                                                               Weighted Average   Weighted Average
                                                Number         Exercise Price     Remaining             Aggregate
                  Stock Options                 of Shares      per Share          Contractual Term      Intrinsic Value
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at
                  January 1, 2008                   1,871,200          $0.73                       2.2                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Granted                               6,000          $0.50
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercised                                 -              -
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Forfeited/expired                 (215,400)          $0.85
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at                    1,661,800          $0.72                       1.8                  0
                  June 30, 2008
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercisable at
                  June 30, 2008                     1,403,280          $0.71                       1.5                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------


                  The weighted average estimated per share fair value of all share options granted during the six months ended June 30, 2008 and 2007 was $0.04 and $0.21, respectively. There were no stock options exercised during the six months of 2008 and 2007.

NOTE 5 -          PREPAID EXPENSES

                  Prepaid expenses at June 30, 2008 include a payment for errors and omissions insurance coverage. The unamortized amount at June 30, 2008 is approximately $435,000, which will be expensed over the next seven months.

NOTE 6 -          OTHER ASSETS

                  Other assets at June 30, 2008 is primarily comprised of commissions' receivable due from vendors for insurance, mutual funds and fees totaling approximately $352,000 and deposits of $50,000.

NOTE 7 -          ACCOUNTS PAYABLE

                  Accounts payable at June 30, 2008 includes an insurance premium financing agreement with a current balance of $301,000, payable in four remaining monthly installments of approximately $75,000 each, including interest at the rate of 4.22% per annum and legal and accounting fees of $43,000, market data services of $96,000 and telephone and communication fees of $38,000.

NOTE 8 -          CONVERTIBLE NOTE PURCHASE AGREEMENT

                  On December 7, 2007 the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC"), a related company of First Allied Securities, Inc., an Advanced Equities Financial Corp. company (See Note 9 - Material Definitive Purchase Agreement), pursuant to which AEFC-IC was issued a 10% Convertible
                  Secured Note due on December 31, 2008 for an aggregate principal amount up to $2,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrues interest on the unpaid principal amount at the rate of 10% per annum, which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of common stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted. In the event the Company (i) does not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, the Company will issue AEFC-IC a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note. The parties also executed a registration rights agreement. At June 30, 2008, the Company had $1,000,000 of outstanding borrowings under the Note Purchase Agreement.

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

NOTE 9-           MATERIAL DEFINITIVE PURCHASE AGREEMENT

                  On July 9, 2008, the Company and its wholly owned broker-dealer subsidiary, First Montauk Securities Corp. ("FMSC" and together with the Company, "Company") signed a definitive asset purchase agreement (the "Purchase Agreement") with First Allied Securities, Inc., an Advanced Equities Financial Corp. company ("Buyer"), providing for the sale of certain assets of FMSC to Buyer.

                  Under the Purchase Agreement, FMSC's independent registered representatives will be given the opportunity to join Buyer, and Buyer will acquire the right to service the customer accounts of those registered representatives that join Buyer. The aggregate purchase price for the purchased assets ("Purchase Price") is equal to 30% of the aggregate commission and fee income for the trailing twelve (12) month period ended on June 30, 2008 (the "Production") which was generated by the Closing Date Representatives and credited to the Closing Date Representatives for the purpose of computing their commission payout. The term "Closing Date Representative" means any and all registered representatives currently affiliated with FMSC, and (i) any registered representative who is accepted by Buyer to join Buyer and who becomes licensed with (or otherwise engaged by) Buyer prior to or upon the closing of the transactions contemplated by the Purchase Agreement and have not voluntarily resigned or terminated their relationship with Buyer prior to the Second Payment Date (as defined below) of the Purchase Price, or (ii) any registered representative who becomes licensed and affiliated with buyer or any affiliate of Buyer after the date of execution of the Purchase Agreement and prior to the closing date and has not been terminated for cause or voluntarily resigned or terminated his or her relationship with Buyer prior to the second payment date of the Purchase Price; provided that Buyer did not take or fail to take any action (including reducing his or her commission payout rate) which directly caused or resulted in the resignation or termination of the Closing Date Representative with Buyer.

                  The Purchase Price will be payable in several parts as follows: (1) Within two business days of execution of the Purchase Agreement, Buyer will pay $250,000 to the Company;
                  (2) On the closing date, Buyer will pay an amount equal to the outstanding balance, including principal and interest through the closing date, due under the "AEFC-IC Note", by cancelling the Note and applying the sums due thereunder towards the Purchase Price; (3) On the 30th day following the closing date, Buyer will pay an amount equal to the lesser of $2,000,000 or the balance of the Purchase Price; and (4) On the 90th day (but in no event earlier than January 15, 2009) after the closing date, Buyer will pay the balance of the Purchase Price, if any. The total value of the transaction is dependent on the amount of commissions and fee income to be acquired by Buyer.

                  The Purchase Agreement also contains a provision whereby the Buyer agrees to waive any rights it has to require the Company to issue the Contingent Warrant as described in the Convertible Note Purchase Agreement as described in Note 8 above. As a condition of this waiver by the Buyer, the Company agreed to waive its right to draw down on the balance of the AEFC-IC Note.

                  The Purchase Agreement is subject to usual and customary conditions for transactions of this nature, including, among other things, the approval and adoption of the Purchase Agreement and the transactions contemplated by it by the shareholders of the Company, the regulatory consent of the Financial Industry Regulatory Authority, the acceptance and transfer of customer accounts accepted by Buyer to Buyer's clearing firm, and that the estimated aggregate Production of the Closing Date Representatives is greater than $12,250,000. The Purchase Agreement also contains customary representations, warranties, covenants and indemnities for breach.

                  The parties expect that the Company will file a proxy statement for shareholders with the SEC in the third quarter of 2008 and the transaction, subject to the conditions set forth in the Purchase Agreement, is expected to close by the end of 2008, however, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. If the closing is not consummated by December 31, 2008, the parties have the option to terminate the Purchase Agreement and not consummate the transaction.

                  The Purchase Agreement provides that in the event the Company is not in breach of any representation or warranty and has performed or observed in all material respects the covenants and agreements to be performed or observed by it and the Company terminates the Purchase Agreement because Buyer is in breach of the Purchase Agreement and which breach has not been cured within 20 days after giving of written notice, then $500,000 of the AEFC-IC Note and interest thereon will be forgiven and the maturity date of the AEFC-IC Note with respect to the remaining outstanding principal amount of the AEFC-IC Note will be extended from December 31, 2008 to December 31, 2009.

                  In the event that Buyer is not in breach of any representation or warranty and has performed or observed in all material respects the covenants and agreements to be performed or observed by it and Buyer terminates the Purchase Agreement because the Company is in breach of the Purchase Agreement which breach has not been cured within 20 days after the giving of written notice, or because at any time prior to approval by the shareholders of the Company, the Board of Directors of the Company acts or fails to act in a manner consistent with completing the transaction with the Buyer, then the Company will pay Buyer a termination fee equal to $250,000 plus the amount of certain expenses incurred by Buyer related to a transition meeting up to a maximum of $100,000.

                  In the event that either party terminates under certain other circumstances, the Company agrees that the AEFC-IC Note shall become due and payable on the later of 30 days thereafter or December 31, 2008. In the event of such termination by either party other than due to a breach by Buyer, the Company shall refund the Prepayment Amount to Buyer.

                  The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement, which is filed as Exhibit 10.1 to the Company's Report on Form 8-K filed on July 14, 2008.

NOTE 10 -         COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2012. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:


                             Year ending December 31,

                                   2008               $     483,941
                                   2009                     775,868
                                   2010                     112,796
                                   2011                      35,091
                                   2012                       7,983
                                                       ------------
                                                      $   1,415,679
                                                       ============

                  Master Services Agreement:

                  Effective November 2006, the Company entered into a master services agreement with an outside vendor for development of certain software, data integration and business processing improvement consulting services. Under the terms of the agreement, the Company made payments totaling $400,000 to the vendor for software development, none of which has been amortized or expensed and has been included as security deposits in other assets on the Consolidated Statements of Financial Condition. On April 28, 2008, the Company signed a new agreement amending the master services agreement with an outside vendor in exchange for a reimbursement of a portion of the system development costs paid by the Company. As part of this new Agreement, the vendor will provide a one-time electronic data feed and commission collection services to the Company through February 2010, which will be amortized over a twenty-three (23) month period, beginning April 2008. The balance of the amount related to the collection of commissions is reflected in prepaid expenses.

                  Legal Matters:

                  FMSC, the Company's wholly owned subsidiary, is a respondent or co-respondent in various legal proceedings, including customer arbitrations and regulatory investigations. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in an adverse judgment. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate.

                  As of June 30, 2008, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

                  Civil Lawsuit

                  The Company and certain of its principals are defendants in a lawsuit filed in the United States District Court for the Eastern District of North Carolina. The complaint, brought by two former clients of FMSC, alleges fraud, negligent misrepresentation, breaches of duty of care and violations of the North Carolina Securities Act in connection with the Plaintiff's participation in a 1031 tax-free exchange investment. The Company intends to vigorously defend this case and believes it has meritorious defenses to this claim.

                  Vendor Settlement

                  In July 2008 the Company was sued in Georgia State Court by Cypress Communications, Inc. for alleged breach of contract in connection with the Company's purchase of a telephone system. Prior to the suit being filed, the parties had been in negotiations to settle the dispute. The Company accrued $65,000 related to this claim in the quarter ended June 30, 2008 and paid it in July 2008. The claim was dismissed with prejudice on July 30, 2008.

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

NOTE 11 -         FRAUDULENT ACTIVITY LOSS

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

                  After these transactions were executed, NFS contacted the appropriate regulatory authorities to report the fraudulent activities, which the regulatory authorities determined to let stand. Thereafter, FMSC took market action to liquidate the securities fraudulently purchased in order to mitigate the loss to the Company. These transactions resulted in a net loss to the Company of approximately $338,000 in the quarter ended March 31, 2008, which is reflected in other expenses in the Condensed Consolidated Statements of Operation. The Company has filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

NOTE 12 -         LOSS PER SHARE

                  Basic loss per share for the six and three months ended June 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted loss per share:

                                                       Six months ended June 30,            Three months ended June 30,
                                                       2008                2007               2008              2007
                                                   (unaudited)         (unaudited)         (unaudited)      (unaudited)
                  Numerator - basic and
                  diluted:

                  Net loss                              $(939,781)        $(1,107,204)       $ (282,432)       $ (589,656)
                  Deduct: dividends paid
                  during the year                          (3,342)            (85,803)           (1,671)          (42,900)
                                                ------------------- ------------------- ----------------- -----------------
                  Numerator for basic and
                  diluted loss per share                $(943,123)        $(1,193,007)        $(284,103)        $(632,556)
                                                =================== =================== ================= =================
                  Denominator:

                  Denominator for basic and
                  diluted loss per share                13,248,477          18,063,724        13,248,477        17,648,721
                                                ============================================================================

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ---------------------- ------------------------------------ ---------------------------------------
                                              Six months ended June 30,            Three months ended June 30,
                  ---------------------- ------------------------------------ ---------------------------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                                               2008              2007               2008                2007
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------

                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Stock options                1,661,800        1,967,400            1,771,200             1,730,400
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Warrants                       283,518             407,518           283,518               407,518
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Convertible                  2,857,143              50,000         2,857,143                50,000
                  debentures
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Convertible
                  preferred stock                 44,564              44,564            44,564                44,564
                  ---------------------- ----------------- ------------------ ------------------ --------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the six and three months ended June 30, 2008 and 2007 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 13 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At June 30, 2008, FMSC had net capital of $848,267, which was $598,267 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 2.45 to 1.

NOTE 14 -         FAIR VALUE MEASUREMENTS

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

                  The Company determines fair values for the following assets and liabilities:

                  Long-term investments, at fair value. The Company's long-term investments, at fair value, consist of marketable equity securities and investment securities, marked to market. The Company's marketable equity securities are classified within Level 1 of the fair value hierarchy, as they are valued using quoted market prices from an exchange. Investment securities, marked to market consists of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined by management based on valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

                  Trading securities and trading account securities sold but not yet purchased, at fair value. The Company's trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company's broker-dealer subsidiaries and consist of marketable and non-public equity and debt securities. The Company classifies marketable equity and debt securities within Level 1 of the fair value hierarchy because quoted market prices are used to value the securities. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which may be reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

                  The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

                                                                     Fair Value Measurements at Reporting Date
                                                              -----------------------------------------------------------
                                                              Quoted Prices in                         Significant
                                                              Active Markets for        Significant    Unobservable
               Description              June 30, 2008         Identical Assets          Other          Inputs
               -----------------------  --------------------- ------------------------- -------------- ------------------
               Assets:
               Securities Owned                    $341,223                 $341,223
                                        --------------------- ------------------------- -------------- ------------------
               Total Assets                        $341,223                 $341,223           $--              $--
                                        ===================== ========================= ============== ==================
               Liabilities:                            $ --                     $ --           $--              $--
                                        --------------------- ------------------------- -------------- ------------------
               Total Liabilities                       $ --                     $ --           $--              $--
                                        ===================== ========================= ============== ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Factors Affecting "Forward-Looking Statements"

         From time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act) provides a "safe harbor" for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The Company desires to avail itself of these "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements are identified by words such as "believes," "anticipates," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in this Quarterly Report involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from future results, performance (financial or operating) or achievements express or implied by such forward-looking statements.

         These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) the timely completion of the acquisition of the Company by a private investor, and (xi) changes in federal and state tax laws which could affect the popularity of products sold by us. We do not undertake any obligation to publicly update or revise any forward-looking statements. The reader is referred to our previous filings with the SEC, including our Form 10-K/A for the year ended December 31, 2007.

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

         Montauk Financial Group has approximately 170 registered representatives and services approximately 45,000 retail and institutional customers, which comprise approximately $3 billion in customer assets. All of our 82 branch office and satellite locations in 23 states are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

         Montauk Financial Group is registered as a broker-dealer with the SEC, Financial Industry Regulatory Authority ("FINRA"), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation and is licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico, and registered as an International broker-dealer to conduct business with institutional clients in the province of Ontario, Canada. Securities transactions are cleared through National Financial Services LLC ("NFS") of Boston, MA, and Penson Financial Services Inc of Dallas, TX, with various floor brokerage and specialist firms also providing execution services. These arrangements provide Montauk Financial Group with back office support and transaction processing services on all principal, national and international securities exchanges, and access to many other financial services and products which allows Montauk Financial Group to offer products and services comparable to larger brokerage firms.

         On July 9, 2008, we signed a definitive asset purchase agreement with First Allied Securities, Inc., an Advanced Equities Financial Corp. company ("Buyer"), providing for the sale of certain assets of FMSC to Buyer.

         Under the Purchase Agreement, our independent registered representatives will be given the opportunity to join Buyer, and Buyer will acquire the right to service the customer accounts of those registered representatives that join Buyer. The aggregate purchase price for the purchased assets is equal to 30% of the aggregate commission and fee income for the trailing twelve (12) month period ended on June 30, 2008, which was generated by the Closing Date Representatives and credited to the Closing Date
Representatives for the purpose of computing their commission payout.

         The Purchase Agreement is subject to usual and customary conditions for transactions of this nature, including, among other things, the approval and adoption of the Purchase Agreement and the transactions contemplated by it by our shareholders, the regulatory consent of the Financial Industry Regulatory Authority, the acceptance and transfer of customer accounts accepted by Buyer to Buyer's clearing firm, and that the estimated aggregate Production of the Closing Date Representatives is greater than $12,250,000. The Purchase Agreement also contains customary representations, warranties, covenants and indemnities for breach.

         We anticipate filing a proxy statement for shareholders with the SEC in the third quarter of 2008 and the transaction, subject to the conditions set forth in the Purchase Agreement, is anticipated to close by the end of 2008, however, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2008, the Company had an accumulated deficit, and working capital of $1,077,000, which does not include the repayment of the $1,000,000 "AEFC-IC Note" (as defined in Note 8 - "Convertible Note Purchase Agreement" in the Notes to Condensed Consolidated Financial Statements). For the six months ended June 30, 2008, the Company incurred a net loss of $939,781. Approximately $338,000 of the loss is attributable to a fraudulent activity loss due to a breach in our clearing firm's Internet security that occurred in the first quarter of 2008 (as described more fully in Note 11-"Fradulent Activity Loss" in the Notes to Financial Statements). The Company has filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

         To date, the Company has been able to finance its operations through cash generated from operations and proceeds from the issuance of the AEFC-IC Note. On July 9, 2008, the Company entered into a definitive asset purchase agreement ("Purchase Agreement") with First Allied Securities, Inc., a related company of AEFC-FMFK Investment Corp. ("AEFC-IC") (See Note 9 -
Material Definitive Purchase Agreement). If the terms of the Purchase Agreement are not approved by the Company's shareholders or is not consummated for other reasons, the Company will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay the AEFC-IC Note. There is no assurance that the Company will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to the Company. If the Company cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended June 30, 2008 and 2007 (in thousands of dollars).

                                                                  Three Months Ended
                                            ---------------------------------------------------------------
                                                     June 30, 2008                      June 30, 2007
                                            ------------------------------   ------------------------------
     Commissions                                                % of Total                         % of Total
                                                 Amount          Revenues           Amount          Revenues

           Equities                              $2,499             37%            $ 3,384             34%
           Mutual Funds                           1,047             15%              1,593             16%
           Insurance                                800             12%              1,229             12%
           Alternative Products
                                                    411              6%              1,070             11%
           Asset
           Management
           Fees                                     945             14%              1,026             10%
           Fixed Income                              75              1%                104              1%
                                            ------------ ---------------     -------------- ---------------
           Total                                  5,777             85%              8,406             84%
     Principal Transactions
                                                    525              8%                361              4%
     Investment Banking
                                                     51              1%                469              5%
     Interest and Other
           Interest
                                                    372              5%                588              6%
           Other                                     41              1%                121              1%
                                            ------------ ---------------     -------------- ---------------
           Total                                    413              6%                709              7%
                                            ------------ ---------------     -------------- ---------------
           Total revenues                        $6,766            100%            $ 9,945            100%
                                            ============ ===============     ============== ===============

Overview

         Total revenues decreased $3.18 million, or 32%, for the three months ended June 30, 2008 (the "2008 quarter"), to $6.77 million from $9.95 million for the three months ended June 20, 2007 (the "2007 quarter"). The decrease in revenues is partially attributable to a decline in the number of producing registered representatives quarter over quarter, which resulted in decreases in almost every category of revenue.

         Expenses decreased in the 2008 quarter by $3.5 million, or 33%, compared to the 2007 quarter. Commissions, employee compensation and benefits decreased by $2.9 million, from $8.5 million in the 2007 quarter to $5.6 million in the 2008 quarter. Of the $2.9 million decrease, $2.3 million was attributable to the reduction in commission expense, which is directly related to the decrease in revenues for the 2008 quarter.

         The net loss attributable to common stockholders for the 2008 quarter was $284,000, or ($0.02) per basic and diluted shares compared to a net loss attributable to common stockholders for the 2007 quarter of $633,000, or ($0.04) per basic and diluted shares.



Commission Revenue

         Commissions are comprised of revenues from transactions related to equities, fixed income, mutual funds, insurance, alternative products and asset management fees. Commission revenue for the 2008 quarter was $5.8 million compared to $8.4 million for the 2007 quarter, a decrease of approximately $2.6 million. There were decreases in every category of commissions. Decreases in commissions from equity transactions of $885,000, alternative products of $659,000 and mutual funds of $546,000 accounted for the majority of the reduction in commission revenues when compared to the 2007 quarter. This decrease highlights the result of the reduction in producing registered representatives' from the 2007 quarter to the 2008 quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, increased $164,000, from $361,000 for the 2007 quarter to $525,000 for the 2008 quarter. The increase is primarily due to unrealized gains in restricted stock that the Company received during 2008 as a result of investment banking deals.

Investment Banking

         Investment banking revenues for the 2008 quarter decreased $418,000 from $469,000 in the 2007 quarter, to $51,000 in the 2008 quarter, a decrease of approximately 89%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions in the second quarter of 2008 when compared to the same quarter in 2007. This category includes new issues of equity and preferred stock offerings of securities in which we participate as a selling group or syndicate member. In addition, the Company receives fees for providing financial advice to various companies pertaining to their business affairs.

Interest and Other Income

         Interest and other income for the 2008 quarter decreased by approximately $296,000 when compared to the 2007 quarter. Of the total decrease, 214,000 was from the reduction in interest income, directly related to margin debit rebates.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 34%, or $2.36 million, from $6.98 million for the 2007 quarter to $4.62 million for the 2008 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, health insurance premiums, and bonus accruals, decreased for the 2008 quarter, to $941,000 from $1.5 million, a decrease of approximately $561,000, or 37%, over the 2007 quarter. Salaries for the 2008 quarter were down $382,000 due to reductions in personnel quarter over quarter. In addition, insurance costs, severance payments and bonus accruals for the 2008 quarter were reduced by $57,000, $33,000 and $56,000, respectively, when compared with the 2007 quarter.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $49,000 in the 2008 quarter when compared to the 2007 quarter. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs increased slightly during the 2008 quarter, to $414,000, from $411,000 in the 2007 quarter.

Legal Matters and Related Costs

         Legal matters and related settlement costs decreased $342,000, from $554,000 during the 2007 quarter, to $212,000 for the 2008 quarter, most of which was related to legal fees. During the 2007 quarter, we expensed $240,000 related to various lawsuits involving a proposed merger that was terminated in December 2006. There were no legal fees related to this matter during the 2008 quarter.

Other Operating Expenses

         Other operating expenses decreased approximately $199,000, from $686,000 during the 2007 quarter to $487,000 for the 2008 quarter. Reductions in this category include consulting fees of $39,000, branch office audits of $39,000, website design of $14,000 and training related to the Company's "Harvard Institute" of $43,000.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues by Source

The following provides a breakdown of total revenues by source for the six-month periods ended June 30, 2008 and 2007 (in thousands of dollars).

                                                                 Six Months Ended
                                         -----------------------------------------------------------------
                                                 June 30, 2008                      June 30, 2007
                                         ------------------------------     ------------------------------
                                                              % of
                                                              Total                              % of Total
       Commissions                          Amount            Revenues            Amount         Revenues
       -----------                          ------            ---------           ------         --------

       Equities                                 $5,001             35%            $ 6,816             31%
       Mutual Funds                              2,129             15%              3,292             15%
       Insurance                                 1,684             12%              2,314             10%
       Alternative Products                        886              6%              2,614             12%
       Asset Management Fees                     2,003             14%              2,070              9%
       Fixed Income                                160              1%                127              1%
                                         -------------- ---------------     -------------- ---------------
       Total                                    11,863             83%             17,233             78%
       Principal Transactions                      980              7%                955              4%
       Investment Banking                          488              3%              2,480             11%
       Interest and Other
       Interest                                    784              6%              1,168              5%
       Other                                       169              1%                354              2%
                                         -------------- ---------------     -------------- ---------------
       Total                                       953              7%              1,522              7%
                                         -------------- ---------------     -------------- ---------------
       Total revenues                          $14,284            100%           $ 22,190            100%
                                         ============== ===============     ============== ===============

Overview

         Overall, revenues decreased $7.9 million for the six months ended June 30, 2008 (the "2008 period"), to $14.3 million, compared to $22.2 million, for the six months ended June 30, 2007 (the "2007 period"). Commission revenues decreased by $5.4 million while revenues from investment banking decreased by $2.0 million. The decrease in commission revenues is primarily attributable to a decline in the number of producing registered representatives period over period, which resulted in decreases in almost every category of revenue. Investment banking revenues decreased due to the Company having completed a smaller number of investment banking transactions during the first six months of 2008 compared to the same period in 2007.

         Expenses in the 2008 period decreased by approximately $8.06 million, or 35%, compared to the 2007 period. Commissions, employee compensation and benefits accounted for the largest decrease of $7.4 million, from $19.2 million in the 2007 period compared to $11.8 million in the 2008 period.

         The net loss applicable to common stockholders for the 2008 period was $943,000, or ($0.07) per basic and diluted shares compared to a net loss applicable to common stockholders for the 2007 period of $1,193,000, or ($0.07) per basic and diluted shares.

Commission Revenue

         Commissions are comprised of revenues from transactions related to equities, fixed income, mutual funds, insurance, alternative products and asset management fees. Commission revenue for the 2008 period decreased $5.3 million to $11.9, from $17.2 million in the 2007 period. There were decreases in every category of commission revenue. The largest decreases were in equity transactions of $1.82 million, alternative products of $1.73 million each and mutual funds of $1.16 million.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, increased $25,000 during the 2008 period when compared to the 2007 period.

Investment Banking

         Investment banking revenues for the 2008 quarter decreased $1.99 million from $2.48 million in the 2007 period, to $488,000 in the 2008 period, a decrease of approximately 80%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions during the 2008 period when compared to the 2007 period. This category includes new issues of equity and preferred stock offerings of securities in which we participate as a selling group or syndicate member. In addition, the Company receives fees for providing financial advice to various companies pertaining to their business affairs.

Interest and Other Income

         Interest and other income for the 2008 period decreased by approximately $569,000 when compared to the 2007 period. Of the total decrease, $412,000 was from the reduction in interest income, directly related to margin debit rebates. In addition, marketing fees decreased by $172,000, which is directly related to the reduction in alternative product transactions during the 2008 period.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 38%, or $6.0 million, from $15.8 million for the 2007 period, to $9.8 million for the 2008 period. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, health insurance premiums, and bonus accruals, decreased for the 2008 period, to $2.01 million from $3.42 million, a decrease of approximately $1.4 million, or 41%, over the 2007 period. Salaries for the 2008 period were down $793,000 due to reductions in personnel period over period. In addition, insurance costs, severance payments and bonus accruals for the 2008 period were reduced by $77,000, $206,000 and $197,000, respectively, when compared with the 2007 period.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $134,000 during the 2008 period when compared to the 2007 period. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs increased $32,000 during the 2008 period, to $867,000, from $835,000 during the 2007 period.

Legal Matters and Related Costs

         Legal matters and related settlement costs decreased $600,000, from $984,000 during the 2007 period, to $384,000 for the 2008 period, all of which was related to legal fees. During the 2007 period, we expensed $430,000 related to various lawsuits involving a proposed merger that was terminated in December 2006. There were no legal fees related to this matter during the 2008 period.

Other Operating Expenses

         Other operating expenses increased $16,000, from $1.42 million during the 2007 period to $1.44 million for the 2008 period. Included in this category, during the first quarter of 2008, is approximately $338,000 of losses as a result of fraudulent trading activity. (See Note 11 - Fraudulent Activity Loss in the Notes to the Condensed Consolidated Financial Statements for more details). Absent this loss, other operating expenses would have decreased by approximately $322,000. Reductions in this category include consulting fees of $46,000, depreciation of $36,000, branch office audits of $62,000, office expense of $44,000 and training related to the Company's "Harvard Institute" of $43,000.

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

         Overall, cash and cash equivalents decreased during the six months ended June 30, 2008 by $413,000. Net cash used in operating activities during the 2008 period was $407,000, which consists of a net loss of $940,000, increased by non-cash charges including depreciation of $36,000, amortization of stock compensation and deferred costs of $20,000. Cash was reduced by increases in securities owned and prepaid expenses of $181,000 and $476,000, respectively, and decreases in accrued expenses and commissions' payable of $12,000 and $530,000, respectively. Cash was increased by a decrease in the amount due from clearing firm, employee and broker receivables and other assets of $341,000, $103,000 and $726,000, respectively, and increases in accounts payable of $433,000 and other liabilities of $60,000.

         Additions to property and equipment of $2,800 accounted for the use of cash from investing activities during the six months ended June 30, 2008.

         Financing activities used net cash of $3,300 due to the payment of preferred stock dividends during the first six months of 2008.

         The financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at June 30, 2008 of approximately $301,000, payable in four remaining monthly installments of approximately $75,000 each, including interest at the rate of 4.22% per annum.

Future Cash Requirements and Uncertainties Regarding Our Liquidity

Future Cash Requirements

         Our primary future cash requirements will be to repay the convertible secured note payable and fund general operating costs of the Company, including commissions and employee costs:

         Other than funding our general operating costs, we specifically expect our primary cash requirements for the remainder of 2008 to be impacted by the following specific use of cash:

      o Convertible secured note payments -- In accordance with the terms of the AEFC-IC Note payable agreement with AEFC-IC, the Company will be required to repay any outstanding principal balance and unpaid interest on December 31, 2008. At June 30, 2008, the AEFC-IC Note had a $1,000,000 principal balance outstanding.

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

         We believe the following uncertainties exist regarding our liquidity:

      o Ability to Increase Revenue--Our ability to generate cash from operating activities will be a primary source of our liquidity. If our revenues were to decline, our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs could be adversely affected. Our capacity to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

      o Legal Matters-- The Company, in the normal course of business, is subject to various legal proceedings. The costs associated with legal defense services and possible unfavorable legal settlements may negatively impact the Company's liquidity.

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

                                                  Expected Maturity Date

   Category                           2008            2009           2010         2011               Total
   ------------------------- -------------- --------------- -------------- ------------ -------------------
   ------------------------- -------------- --------------- -------------- ------------ -------------------
   Short-term debt(1)           $1,000,000              $0             $0           $0          $1,000,000

   Operating Leases                483,941         775,868        112,796       35,091           1,407,696
   ------------------------- -------------- --------------- -------------- ------------ -------------------
   Total                        $1,483,941        $775,868       $112,796      $35,091          $2,407,696
   ========================= ============== =============== ============== ============ ===================


(1) Short-term includes the AEFC-IC Note in the amount of $1,000,000 maturing on December 31, 2008.

Net Capital

         At June 30, 2008, Montauk Financial Group had net capital of $848,267, which was $598,267 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 2.45 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         As of June 30, 2008, we have 22,282 Series A preferred shares issued and outstanding. Quarterly dividends of $1,671 and $42,900 were paid during the three months ended June 30, 2008 and 2007, respectively.

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

         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Consolidated Financial Statements" in our 2007 Annual Report filed on Form 10-K/A. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

         To date, we have been able to finance our operations through cash generated from operations and proceeds from the AEFC-IC Note. On July 9, 2008, we entered into the Purchase Agreement with First Allied Securities, Inc. (see
Note 9). If the terms of the Purchase Agreement are not approved by our shareholders or is not consummated for other reasons, we will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC
Note in order to fund operational expenditures and/or repay such Note. There is no assurance that we will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to us. If we cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.

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

Market Risk. Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through FMSC, its broker-dealer subsidiary. FMSC carries debt obligations on behalf of its customers and acts as a market maker in approximately 15 over-the-counter equity securities. In connection with these activities, the Company maintains inventories to facilitate client transactions. Occasionally, the Company invests for its own proprietary equity investment accounts.

         The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

                                             June 30, 2008                      December 31, 2007
   ------------------------------- ----------------------------------- ------------------------------------
                                                     Securities Sold                     Securities Sold
                                   Securities          but not yet     Securities          but not yet
                                      Owned             Purchased         Owned             Purchased
   ------------------------------- ----------------- ----------------- ---------------- -------------------
   Marketable:
       Government                           $ 6,687               $ 0          $ 6,756                 $ 0
       Corporate                                  0                 0                0                   0
       Municipal                                  0                 0                0                   0
       Certificates
       of deposit                                 0                 0                0                   0
   ------------------------------- ----------------- ----------------- ---------------- -------------------
   Total debt securities                      6,687                 0            6,756


   Equity securities                        311,109            20,023           71,019                   0
   Mutual funds                                   0                 0            9,463                 201
   Options                                        0                 0                0                   0
   Warrants                                  23,427                 0           72,535                   0
   ------------------------------- ----------------- ----------------- ---------------- -------------------
          Total                            $341,223               $ 0        $ 159,773               $ 201
   =============================== ================= ================= ================ ===================

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

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Office and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions required disclosure.

There have been no changes in internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

Civil Lawsuit

         The Company and certain of its principals are defendants in a lawsuit filed in the United States District Court for the Eastern District of North Carolina. The complaint, brought by two former clients of FMSC, alleges fraud, negligent misrepresentation, breaches of duty of care and violations of the North Carolina Securities Act in connection with the Plaintiff's participation in a 1031 tax-free exchange investment. The Company intends to vigorously defend this case and believes it has meritorious defenses to this claim.

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

Item 1A. Risk Factors


Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. You are referred to Item 1A ("Risk Factors") of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 for a discussion of the risks associated with our business, financial condition and results of operations. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.


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

----------------- ----------------------------------------------------------------------------------------------------
10.1              Asset Purchase Agreement, dated as of July 9, 2008, by and among First Allied Securities, Inc.,
                  First Montauk Securities Corp. and First Montauk Financial Corp. (Previously filed with the SEC as
                  Exhibit 10.1 to the Current Report on Form 8-K dated July 14, 2008).
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------

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

                                     FIRST MONTAUK FINANCIAL CORP.
                                     (Registrant)


Dated: August 15, 2008               /s/ Mindy A. Horowitz
                                     ------------------------------------------
                                     Mindy A. Horowitz
                                     Acting Chief Financial Officer


Dated: August 15, 2008               /s/ Victor K. Kurylak
                                     -------------------------------------------
                                     Victor K. Kurylak
                                     President and Chief Executive Officer