Form 10-K/A
period 2007-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-09-08
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                               (AMENDMENT NO. 3)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 31, 2008
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                13,257,248 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE


        We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC") on March 31, 2008, in order to revise Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K to include in the introductory language (f) of Paragraph 4 specifically the language "and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15."

         This Form 10-K/A (Amendment No. 3) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

         This Form 10-K/A (Amendment No. 3) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 3), the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in
Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

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

                                       FIRST MONTAUK FINANCIAL CORP.


                                       By  /s/ Victor K. Kurylak
                                           -------------------------------------
Dated:  September 5, 2008                  Victor K. Kurylak
                                           Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Victor K. Kurylak                                          September 5, 2008
-----------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Celeste M. Leonard                                         September 5, 2008
-----------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director

/s/ Mindy A. Horowitz                                          September 5, 2008
------------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer

/s/ Ward R. Jones, Jr.                                         September 5, 2008
------------------------------------------------
Ward R. Jones, Jr., Director

/s/ Barry D. Shapiro                                           September 5, 2008
------------------------------------------------
Barry D. Shapiro, Director

/s/ David I. Portman                                           September 5, 2008
------------------------------------------------
David I. Portman, Director