Form 10-Q/A
period 2008-03-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-09-08
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
         |X|          QUARTERLY PERIOD ENDED:
                      MARCH 31, 2008

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

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission ("SEC") on May 15, 2008, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

         This Form 10-Q/A (Amendment No. 1) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

         This Form 10-Q/A (Amendment No. 1) does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q. With this Form 10-Q/A (Amendment No. 1), the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in
Part II, Item 6. Exhibits, furnished herewith.

Part II. OTHER INFORMATION
Item 6.  Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
----------------  Certification of President and Chief Executive Officer pursuant to Section 302 of the
*31.1             Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST MONTAUK FINANCIAL CORP.
                                           (Registrant)


Dated: September 5, 2008                   /s/ Mindy A. Horowitz
                                           -------------------------------------
                                           Mindy A. Horowitz
                                           Acting Chief Financial Officer


                                           /s/ Victor K. Kurylak
                                           -------------------------------------
                                           Victor K. Kurylak
                                           President and Chief Executive Officer