Form 10-Q/A
period 2008-06-30
FIRST MONTAUK FINANCIAL CORP
filed 2008-09-08
CIK 83125

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

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission ("SEC") on August 15, 2008, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 pursuant to the requirements of Item 601(b)(31) of Regulation S-K to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

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

                                          FIRST MONTAUK FINANCIAL CORP.
                                          (Registrant)


Dated: September 5, 2008                  /s/ Mindy A. Horowitz
                                          --------------------------------------
                                          Mindy A. Horowitz
                                          Acting Chief Financial Officer


                                          /s/ Victor K. Kurylak
                                          --------------------------------------
                                          Victor K. Kurylak
                                          President and Chief Executive Officer