Form 10-K/A
period 2007-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2008-09-11
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                               (AMENDMENT NO. 4)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at March 31, 2008
---------------------------------------     -----------------------------------
[Common Stock, no par value per share]                13,257,248 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 4 on Form 10-K/A is to respond to comments received by First Montauk Financial Corp. (the "Company"), from the Securities and Exchange Commission in letters dated July 17, 2008 and August 21, 2008 regarding our previously filed Form 10-K, as amended. In accordance with the suggestions made by the SEC staff, in this fourth amendment, Item 9a. "Controls and Procedures," is revised to now include management's conclusion in its assessment of the Company's disclosure controls & procedures were not effective as of December 31, 2007.

         This Form 10-K/A (Amendment No. 4) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

         This Form 10-K/A (Amendment No. 4) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 4), the Principal Executive Officer and Acting Principal Financial Officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in
Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

       Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow for timely decisions regarding required disclosures.

       Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were not effective due to the following material weakness. The Company's management failed to report in item 9A in its original 10-K filing that it had completed an assessment of its Internal Controls over Financial Reporting. The disclosure is included below in this Amendment No. 4 to Form 10K and it is the Company's intention to use the SEC reporting checklists and a detailed management review of non-financial statement disclosure to ensure that all required disclosures are reported in the future.

(b) Management's Annual Report on Internal Control over Financial Reporting.

       Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes policies and procedures that:

        o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

        o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

        o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       As of December 31, 2007, management has assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

       Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting

       During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     FIRST MONTAUK FINANCIAL CORP.


                                     By  /s/ Victor K. Kurylak
                                         --------------------------------------
Dated:  September 11, 2008                Victor K. Kurylak
                                         Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Victor K. Kurylak                                        September 11, 2008
-----------------------------------------------------
Victor K. Kurylak, Chief Executive Officer,
President and Director

/s/ Celeste M. Leonard                                       September 11, 2008
-----------------------------------------------------
Celeste M. Leonard, Chief Compliance Officer
and Director

/s/ Mindy A. Horowitz                                        September 11, 2008
-----------------------------------------------------
Mindy A. Horowitz, Acting Chief Financial Officer
and Principal Accounting Officer

/s/ Ward R. Jones, Jr.                                       September 11, 2008
-----------------------------------------------------
Ward R. Jones, Jr., Director

/s/ Barry D. Shapiro                                         September 11, 2008
-----------------------------------------------------
Barry D. Shapiro, Director

/s/ David I. Portman                                         September 11, 2008
-----------------------------------------------------
David I. Portman, Director