Form 10-Q
period 2008-09-30
FIRST MONTAUK FINANCIAL CORP
filed 2008-11-19
CIK 83125

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         |X|          ENDED:
                      SEPTEMBER 30, 2008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,257,248 shares of common stock were outstanding at November 19, 2008.

                                   FIRST MONTAUK FINANCIAL CORP.
                                            FORM 10-Q
                                       September 30, 2008

                                      INDEX
                                                                                            Page
PART I.   FINANCIAL INFORMATION:

         Item 1.   Financial Statements

           Condensed Consolidated Statements of Financial Condition as of
              September 30, 2008 (unaudited) and December 31, 2007........................    F-1

           Condensed Consolidated Statements of Operations for the Nine Months and
              Three Months Ended September 30, 2008 (unaudited) and 2007 (unaudited)......    F-2

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2008 (unaudited) and 2007 (unaudited).........................    F-3

           Notes to Condensed Consolidated Financial Statements (unaudited)...............   4-13

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................  14-23

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............  23-25

         Item 4T.  Controls and Procedures................................................     26

PART II.  OTHER INFORMATION:

         Item 1.   Legal Proceedings......................................................     27

         Item 1A.  Risk Factors...........................................................     27

         Item 2.   Unregistered Sales of Equity Securities................................     27

         Item 3.   Defaults Upon Senior Securities........................................     27

         Item 4.   Submission of Matters to a Vote of Security Holders....................     28

         Item 5.   Other Information......................................................     28

         Item 6.   Exhibits...............................................................     29

         Signatures.......................................................................     29

                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  September 30,         December 31,
                                                                                                       2008                 2007
                                                                                                  -------------         ------------
                                                                                                   (unaudited)

ASSETS
Cash and cash equivalents                                                                            $ 647,067            $ 868,836
Due from clearing firm                                                                               2,097,320            2,347,946
Securities owned, at market value                                                                      220,587              159,773
Prepaid expenses                                                                                       521,403              250,948
Employee and broker receivables - net of reserve for bad debt
   of $706,275 and $758,515 respectively                                                               117,172              288,049
Property and equipment - net                                                                           149,565              175,463
Other assets                                                                                           397,948            1,159,893
                                                                                                   -----------          -----------
   Total assets                                                                                    $ 4,151,062          $ 5,250,908
                                                                                                   ===========          ===========
LIABILITIES
10% convertible note                                                                                 1,000,000            1,000,000
Securities sold, not yet purchased, at market value                                                     41,828                  201
Commissions payable                                                                                  1,231,321            1,739,713
Accounts payable                                                                                       625,015              256,549
Accrued expenses                                                                                       609,018              556,527
Income taxes payable                                                                                     2,872               11,358
Other liabilities                                                                                      277,302               51,528
                                                                                                    -----------          ----------
   Total liabilities                                                                                 3,787,356            3,615,876
                                                                                                    -----------          ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued and outstanding                                                                          -                    -
Series A Convertible Preferred Stock, 625,000 shares authorized, $.10 par value
   22,282 shares issued and outstanding; liquidation preference: $111,410                                2,228                2,228
Series C Participating Cumulative Preferred Stock, 200,000 shares authorized,
   $.10 par value, no shares issued and outstanding                                                          -                    -
Common stock, no par value, 60,000,000 shares authorized,
   13,257,248 shares issued and outstanding                                                          9,625,872            9,621,030
Additional paid-in capital                                                                           4,035,064            4,035,064
Accumulated deficit                                                                                (13,299,458)         (12,023,290)
                                                                                                   ------------         -----------
   Total stockholders' equity                                                                          363,706            1,635,032
                                                                                                   ------------         -----------
   Total liabilities and stockholders' equity                                                      $ 4,151,062          $ 5,250,908
                                                                                                   ============         ===========






                                            See notes to condensed consolidated financial statements.
                                                                        F-1

                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Nine Months Ended September 30,    Three Months Ended September 30,
                                                                    2008                 2007             2008             2007
                                                                 -----------         -----------       ----------      -----------
                                                                 (unaudited)         (unaudited)       (unaudited)     (unaudited)

Revenues:

Commissions                                                       $ 16,827,135         $ 24,941,439      $ 4,964,503    $ 7,708,284
Principal transactions                                               1,567,518            1,261,458          587,203        306,482
Investment banking                                                     671,486            3,440,269          183,600        960,849
Interest and other income                                            1,629,978            2,068,309          677,062        546,178
                                                                  -------------        -------------     ------------   ------------
     Total revenues                                                 20,696,117           31,711,475        6,412,368      9,521,793
                                                                  -------------        -------------     ------------   ------------
Expenses:

Commissions, employee compensation and benefits                     16,969,499           27,491,131        5,168,195      8,264,249
Clearing and floor brokerage                                           984,243            1,134,419          318,453        334,866
Communications and occupancy                                         1,248,425            1,262,127          381,199        427,583
Legal matters and related costs                                        766,963            1,221,588          383,244        237,337
Other operating expenses                                             1,901,373            2,471,582          461,863      1,048,368
Interest                                                                89,657               17,875           28,889          5,032
                                                                  -------------        -------------     ------------   ------------
     Total expenses                                                 21,960,160           33,598,722        6,741,843     10,317,435
                                                                  -------------        -------------     ------------   ------------
Loss before provision for income taxes                              (1,264,043)          (1,887,247)        (329,475)      (795,642)
Provision for income taxes                                               7,112               16,199            1,901            600
                                                                  -------------        -------------     ------------   ------------
Net loss                                                            (1,271,155)          (1,903,446)        (331,376)      (796,242)
Preferred stock dividends                                               (5,014)            (122,294)          (1,671)       (36,490)
                                                                  -------------        -------------     ------------   ------------
Net loss applicable to common stockholders                         $(1,276,169)         $(2,025,740)      $ (333,047)     $(832,732)
                                                                  =============        ==============    ============   ============
Loss per share:
  Basic                                                                $ (0.10)             $ (0.12)         $ (0.03)       $ (0.06)
  Diluted                                                              $ (0.10)             $ (0.12)         $ (0.03)       $ (0.06)

Weighted average number of shares of stock outstanding:
  Basic                                                             13,248,477           16,439,992       13,248,477      13,245,477
  Diluted                                                           13,248,477           16,439,992       13,248,477      13,245,477





                                        See notes to condensed consolidated financial statements.
                                                                     F-2


                                            FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended September 30,
                                                                                             2008                      2007
                                                                                          (unaudited)                (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                                  $(1,271,155)              $ (1,903,446)
Adjustments to reconcile net loss to net cash used in
    operating activities:
 Depreciation of property and equipment                                                         51,247                     89,195
 Amortization of stock compensation and deferred costs                                          27,343                     38,173
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                                                        250,626                  2,476,006
 Securities owned                                                                              (60,814)                    29,505
 Prepaid expenses                                                                             (270,455)                  (179,156)
 Employee and broker receivables                                                               170,877                     69,632
 Other assets                                                                                  739,445                   (493,355)
 Securities sold, not yet purchased                                                             41,627                       (484)
 Commissions payable                                                                          (508,392)                  (145,015)
 Accounts payable                                                                              368,466                    615,814
 Accrued expenses                                                                               52,491                   (235,229)
 Income taxes payable                                                                           (8,486)                     7,191
 Other liabilities                                                                             225,774                    (19,486)
                                                                                            -----------               -------------
NET CASH USED IN OPERATING ACTIVITIES                                                         (191,406)                   349,345
                                                                                            -----------               -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                                           (25,349)                   (45,593)
                                                                                            -----------               -------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (25,349)                   (45,593)
                                                                                            -----------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                                            -                       (819)
 Payment of preferred stock dividends                                                           (5,014)                  (122,294)
                                                                                            -----------               -------------
NET CASH USED IN FINANCING ACTIVITIES                                                           (5,014)                  (123,113)
                                                                                            -----------               -------------
Net decrease in cash and cash equivalents                                                     (221,769)                   180,639
Cash and cash equivalents at beginning of period                                               868,836                  1,145,751
                                                                                            -----------               -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 647,067                $ 1,326,390
                                                                                            ===========               =============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:

 Interest                                                                                     $ 14,588                   $ 17,500
                                                                                            ===========               =============
 Income taxes                                                                                 $ 16,118                   $ 10,823
                                                                                            ============              =============
Noncash financing activities:
 Cancellation and Redemption of Preferred A stock                                                    -                   $ 28,309
 Cancellation of Preferred B stock                                                                   -                $ 1,000,000
 Cancellation of Common stock                                                                        -                $ 2,056,163





                                     See notes to condensed consolidated financial statements.
                                                                  F-3

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-           GOING CONCERN AND LIQUIDITY CONSIDERATIONS

                  The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had an accumulated deficit, and working capital of $922,000, which does not include the repayment of the $1,000,000 "AEFC-IC Note" (as defined in Note 9 - "Convertible Note Purchase Agreement"). For the nine months ended September 30, 2008, the Company incurred a net loss of $1,271,155.

                  To date, the Company has been able to finance its operations through cash generated from operations and proceeds from the issuance of the AEFC-IC Note. On July 9, 2008, the Company entered into a definitive asset purchase agreement ("Purchase Agreement") with First Allied Securities, Inc., a related company of AEFC-FMFK Investment Corp. ("AEFC-IC") (See Note 8
                  - Material Definitive Purchase Agreement). On October 17, 2008 at our Annual Meeting of Shareholders, a majority of voting common shareholders and Series A Preferred Shareholders voted to approve the Asset Purchase Agreement. The transaction is currently scheduled to close on or about December 12, 2008 and is contingent upon receiving FINRA approval, as well as other conditions set forth in the Purchase Agreement. As a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. If the terms of the purchase agreement are not consummated for any other reason, the Company will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay the AEFC-IC Note. There is no assurance that the Company will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to the Company. If the Company cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.

NOTE 2 -          BASIS OF PRESENTATION

                  The interim financial information as of September 30, 2008 and for the nine-month and three-month periods ended September 30, 2008 and September 30, 2007 has been prepared without audit, in accordance with accounting principles generally accepted in the United States of America and pursuant to the interim financial statements rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures made are adequate to provide for fair presentation. These condensed consolidated financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations ("MDA") included elsewhere in this report on Form 10-Q and the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, previously filed with the SEC on August 8, 2008.

                  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the financial position have been made. The results of operations for the nine months and three months ended September 30, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

                  The Company's results for the nine and three month periods ended September 30, 2008 includes share-based compensation expense for employee options totaling approximately $1,680 and $0 compared to approximately $6,200 and $1,000 for the nine and three month periods ended September 30, 2007. Such amounts have been included in the condensed consolidated statements of operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on net deferred tax assets.

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

                  Accounting for Non-employee Awards:

                  The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107, as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees".

                  Stock compensation expense related to non-employee options was approximately $0 and $3,160 for the nine and three month periods ended September 30, 2008 compared to approximately $32,000 and $590 for the nine and three month periods ended September 30, 2007. These amounts are included in the condensed consolidated statements of operations within commissions, employee compensation and benefits.

                  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The Company takes into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

                  The assumptions made in calculating the fair values of all options are as follows:

                  --------------------- ------------------------------------------- -------------------------------------------
                                                    Nine Months Ended                          Three Months Ended
                  --------------------- ------------------------------------------- -------------------------------------------
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                                         September 30, 2008    September 30, 2007    September 30, 2008    September 30, 2007
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  Expected volatility                   76%                    66%                  76%                   66%
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  Expected dividend
                  yield                                  0%                     0%                   0%                    0%
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  Risk-free interest
                  rate                          2.98%-4.54%            3.71%-4.54%          2.98%-4.54%           3.71%-4.54%
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  --------------------- --------------------- --------------------- --------------------- ---------------------
                  Expected term (in
                  years)                          1-5 years              1-5 years            1-5 years             1-5 years
                  --------------------- --------------------- --------------------- --------------------- ---------------------

                  The following table represents all of our stock options granted, exercised and forfeited/expired during the first nine months of 2008.

                  ----------------------------- -------------- ------------------ --------------------- ------------------
                                                               Weighted Average   Weighted Average
                                                Number         Exercise Price     Remaining             Aggregate
                  Stock Options                 of Shares      per Share          Contractual Term      Intrinsic Value
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at
                  January 1, 2008                   1,871,200          $0.73                       2.2                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Granted                               6,000          $0.50
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercised                                 -              -
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Forfeited/expired                 (327,400)          $0.79
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Outstanding at                    1,549,800          $0.72                       1.5                  0
                  September 30, 2008
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  ----------------------------- -------------- ------------------ --------------------- ------------------
                  Exercisable at
                  September 30, 2008                1,359,280          $0.71                       1.3                  0
                  ----------------------------- -------------- ------------------ --------------------- ------------------


                  The weighted average estimated per share fair value of all share options granted during the nine months ended September 30, 2008 and 2007 was $0.001 and $0.54, respectively. There were no stock options exercised during the first nine months of 2008 and 2007.

NOTE 5 -          PREPAID EXPENSES

                  Prepaid expenses at September 30, 2008 include a payment for errors and omissions insurance coverage. The unamortized amount at September 30, 2008 is approximately $249,000, which will be expensed over the next four months.

NOTE 6 -          OTHER ASSETS

                  Other assets at September 30, 2008 is primarily comprised of commissions' receivable due from vendors for insurance, mutual funds and fees totaling approximately $339,000 and deposits of $50,000.

NOTE 7 -          ACCOUNTS PAYABLE

                  Accounts payable at September 30, 2008 includes insurance premium financing agreements with current balances of $75,000, payable in one remaining monthly installment of approximately $75,000, including interest at the rate of 4.22% per annum and $49,000, payable in six remaining monthly installments of approximately $8,400 each, including interest at the rate of 6.75% per annum. Also included are, legal and accounting fees of $183,000, market data services of $111,000 and telephone and communication fees of $18,000.

NOTE 8-           MATERIAL DEFINITIVE PURCHASE AGREEMENT

                  At the Company's 2008 annual meeting of shareholders held on October 17, 2008, the shareholders of the Company approved the definitive asset purchase agreement ("Asset Purchase Agreement") executed by the Company and its principal subsidiary, First Montauk Securities Corp. ("FMSC"), with First Allied Securities Inc. ("First Allied") as of July 9, 2008 providing for the sale of substantially all of the assets of FMSC to First Allied. The Asset Purchase Agreement remains subject to several conditions, including without limitation, the approval of the Financial Industry Regulatory Authority, Inc. ("FINRA"). The transaction is expected to close during the fourth quarter of 2008. However, as a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

NOTE 9 -          CONVERTIBLE NOTE PURCHASE AGREEMENT

                  On December 7, 2007 the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC"), a related company of First Allied, an Advanced Equities Financial Corp. company (See Note 8 - Material Definitive Purchase Agreement), pursuant to which AEFC-IC was issued a 10% Convertible Secured Note due on December 31, 2008 for an aggregate principal amount up to $2,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrues interest on the unpaid principal amount at the rate of 10% per annum, which will be paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal of the AEFC-IC Note and all accrued and unpaid interest thereon will be payable in full on December 31, 2008. The AEFC-IC Note is convertible into shares of common stock at $0.35 per share, as adjusted, beginning July 1, 2008 if the AEFC-IC Note is not prepaid prior to such date. The AEFC-IC
                  Note is prepayable at any time prior to July 1, 2008 subject to an escalating prepayment penalty based on the date of prepayment which is payable by us in cash and the issuance of a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted. In the event the Company (i) does not draw the full $2,000,000 principal amount available under the AEFC-IC Note and (ii) the AEFC-IC Note has not been prepaid by July 1, 2008, the Company will issue AEFC-IC a warrant to purchase shares of common stock at an exercise price of $0.35 per share, as adjusted, for each one dollar of principal amount available but not drawn upon under the AEFC-IC Note. The parties also executed a registration rights agreement. At September 30, 2008, the Company had $1,000,000 of outstanding borrowings under the Note Purchase Agreement.

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

                  The foregoing description of the First Amendment to the Rights Agreement is qualified in its entirety by reference to the full text of the First Amendment to the Rights Agreement which is filed on Exhibit 10.2 to the Company's Report on Form 8-K filed on December 13, 2007. See also Note 8.

NOTE 10 -         REPURCHASE OF SHARES

                  On October 20, 2008, the Company entered into a stock repurchase agreement ("Stock Repurchase Agreement") with FMFG Ownership Inc. by Gerard A. McHale, Jr. as Chapter 11 Bankruptcy Trustee of The 1031 Tax Group LLC et al., as Chapter 11 Debtors (the "Selling Stockholder") to purchase 3,300,308 shares of the Company's common stock, no par value, owned by the Selling Stockholder for $100,000. The purchase is being completed in escrow and is subject to the approval of the sale by the U.S. Bankruptcy Court within 40 calendar days of the date of execution of the stock repurchase agreement.

                  The foregoing description of the Stock Repurchase Agreement is qualified in its entirety by reference to the full text of the Stock Repurchase Agreement, which is filed as Exhibit 10.1 hereto.

NOTE 11 -         COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2012. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts.

                  Future minimum rental commitments under all non-cancelable leases with terms greater than one year are as follows:


                         Year ending December 31,

                                2008                $     263,224
                                2009                      751,574
                                2010                      118,958
                                2011                       36,645
                                2012                        7,983
                                                    ---------------------
                                                    $   1,178,384
                                                    =====================

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

                  As of September 30, 2008, the Company has accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

                  Civil Lawsuit

                  The Company and certain of its principals are defendants in a lawsuit filed in the Superior Court of New Jersey, Monmouth County Law Division, which was filed in October 2008. The complaint, brought by two former clients of FMSC, alleges fraud, negligent misrepresentation, breaches of duty of care and violations of the New Jersey Securities Act in connection with the Plaintiffs' participation in a 1031 tax-free exchange real estate investment. This action is similar to one which was brought against the Company and many of the same individually named Defendants in July 2008 which was filed in the United States District Court for the Eastern District of North Carolina, which was first reported by the Company in its Form 10-Q for the period ending June 30, 2008. The Company has advised its Broker/Dealer professional liability insurance carrier, as well as its directors and officers liability insurance company of these claims and is seeking coverage under both policies. The Company intends to vigorously defend both of these cases and believes it has meritorious defenses to each claim.

NOTE 12 -         AMENDED AND RESTATED EMPLOYMENT AGREEMENT WITH ACTING CHIEF
                  FINANCIAL OFFICER

                  As of November 13, 2008, the Company and the Acting Chief Financial Officer and Senior Vice President of the Company ("CFO") executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed to ensure that the CFO would be available to provide her services and experience to the Company for up to an additional three months from February 1 to April 30, 2009 ("Secondary Period"). Under the terms of the CFO's original employment agreement, her employment by the Company was scheduled to expire on January 31, 2009 at which time she would be entitled to severance pay in the amount of $140,000 if her employment were not renewed. Under the terms of the Amended Employment Agreement, the CFO will continue her duties as Senior Vice President and Acting Chief Financial Officer of the Company through January 31, 2009 and will receive her base salary and other benefits. During the Secondary Period, the CFO will continue to serve as the Company's Acting Chief Financial Officer. She will not, however, receive any salary but will be provided with an office and facilities commensurate with the performance of her duties as well as certain other fringe benefits provided to other executive officers. In lieu of any annual salary or severance pay under her original employment agreement and in consideration of the duties and services to be provided by the CFO during the Secondary Period, she will receive on November 14, 2009, a lump sum payment in the amount of $140,000.

                  The Amended Employment Agreement contains non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of the CFO's employment.

                  The foregoing description of the Amended Employment Agreement is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which is filed as Exhibit
                  10.2 hereto.

NOTE 13 -         FRAUDULENT ACTIVITY LOSS

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

                  After these transactions were executed, NFS contacted the appropriate regulatory authorities to report the fraudulent activities, which the regulatory authorities determined to let stand. Thereafter, FMSC took market action to liquidate the securities fraudulently purchased in order to mitigate the loss to the Company. These transactions resulted in a net loss to the Company of approximately $338,000 in the quarter ended March 31, 2008, which is reflected in other expenses in the Condensed Consolidated Statements of Operation for the nine months ended September 30, 2008. The Company filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

                  On August 15, 2008, FMSC received written notification that its fidelity bond carrier, National Union Fire Insurance Co. of Pittsburgh. PA. ("National Union"), will pay to FMSC the sum of $288,000 in settlement of the Company's fidelity bond claim arising out of fraudulent stock purchases. On September 17, 2008, FMSC received payment in full.

NOTE 14 -         LOSS PER SHARE

                  Basic loss per share for the nine and three months ended September 30, 2008 and 2007 is based on the weighted average number of shares of common stock outstanding.

                  The following table sets forth the weighted average number of shares of common stock and dilutive securities outstanding used in the computation of basic and diluted loss per share:

                                                    Nine months ended September 30,            Three months ended September 30,
                                                      2008                  2007                  2008                  2007
                                                   (unaudited)         (unaudited)             (unaudited)           (unaudited)
                  Numerator - basic and
                  diluted:

                  Net loss                          $(1,271,155)        $(1,903,446)             $ (331,376)         $ (796,242)
                  Deduct: dividends paid
                  during the year                        (5,014)           (122,294)                 (1,671)            (36,490)
                                            --------------------- ------------------- ----------------------- -------------------

                  Numerator for basic and
                  diluted loss per share            $(1,276,169)        $(2,025,740)              $(333,047)          $(832,732)
                                            ===================== =================== ======================= ===================

                  Denominator:
                  Denominator for basic
                  and diluted loss per
                  share                               13,248,477          16,439,992              13,248,477          13,245,477

                  The following securities have been excluded from the dilutive per share computation, as they are antidilutive:

                  ---------------------- ------------------------------------ ---------------------------------------
                                           Nine months ended September 30,       Three months ended September 30,
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                                               2008              2007               2008                2007
                                               ----              ----               ----                ----
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Stock options                1,549,800           1,941,800         1,661,800             1,730,400
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Warrants                       283,518             407,518           283,518               407,518
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Convertible                  2,857,143              50,000         2,857,143                50,000
                  debentures
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  ---------------------- ----------------- ------------------ ------------------ --------------------
                  Convertible
                  preferred stock                 44,564              44,564            44,564                44,564
                  ---------------------- ----------------- ------------------ ------------------ --------------------

                  As required by FAS 128, "Earnings per Share", cumulative preferred stock dividends for the nine and three months ended September 30, 2008 and 2007 were deducted from net loss to arrive at the numerator for basic and diluted loss per share.

NOTE 15 -         NET CAPITAL REQUIREMENTS

                  FMSC is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which requires FMSC to maintain minimum net capital, as defined. At September 30, 2008, FMSC had net capital of $804,152, which was $554,152 in excess of its required net capital of $250,000. FMSC's ratio of aggregate indebtedness to net capital was 2.59 to 1.

NOTE 16 -         FAIR VALUE MEASUREMENTS

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

                                                                      Fair Value Measurements at Reporting Date Using
                                                              ----------------------------------------------------------------
                                                              Quoted Prices in                              Significant
                                                              Active Markets for      Significant Other     Unobservable
                                                              Identical Assets        Observable Inputs     Inputs
                 Description             September 30, 2008   (Level 1)               (Level 2)             (Level 3)
                 -------------------------------------------- ----------------------- --------------------- ------------------

                 Assets:
                 Securities Owned                   $220,587               $220,587                    $--               $--


                                        --------------------- ----------------------- --------------------- ------------------
                 Total Assets                       $220,587               $220,587                    $--               $--
                                        ===================== ======================= ===================== ==================

                 Liabilities:                          $ --                   $ --                     $--               $--

                                        --------------------- ----------------------- --------------------- ------------------
                 Total Liabilities                     $ --                   $ --                     $--
                                                                                                                         $--
                                        ===================== ======================= ===================== ==================

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

         Montauk Financial Group has approximately 124 registered representatives that service both retail and institutional customers. All of our branch office and satellite locations are owned and operated by affiliates; who are independent representatives who maintain all appropriate licenses and are responsible for all office overhead and expenses. Montauk Financial Group also employs registered representatives directly at its corporate headquarters.

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

         On July 9, 2008, we signed a definitive asset purchase agreement with First Allied Securities, Inc. ("First Allied"), an Advanced Equities Financial Corp. company, providing for the sale of certain assets of FMSC to Buyer.

         Under the Purchase Agreement, our independent registered representatives will be given the opportunity to join First Allied, and First Allied will acquire the right to service the customer accounts of those registered representatives that join First Allied. The aggregate purchase price for the purchased assets is equal to 30% of the aggregate commission and fee income for the trailing twelve (12) month period ended on June 30, 2008, which was generated by the Closing Date Representatives and credited to the Closing Date Representatives for the purpose of computing their commission payout.

         The Purchase Agreement is subject to usual and customary conditions for transactions of this nature, including, among other things, the regulatory consent of FINRA, the acceptance and transfer of customer accounts accepted by First Allied to their clearing firm, and the estimated aggregate production of the Closing Date Representatives greater than $12,250,000. The Purchase Agreement also contains customary representations, warranties, covenants and indemnities for breach.

         On October 17, 2008, at our annual meeting of shareholders, a majority of voting common shareholders and Series A Preferred Shareholders voted to approve the Purchase Agreement. The transaction is currently scheduled to close on or about December 12, 2008 and is contingent upon receiving FINRA approval, as well as other conditions set forth in the Purchase Agreement. As a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2008, the Company had an accumulated deficit, and working capital of $922,000, which does not include the repayment of the $1,000,000 "AEFC-IC Note" (as defined in Note 9
- "Convertible Note Purchase Agreement" in the Notes to Condensed Consolidated Financial Statements). For the nine months ended September 30, 2008, the Company incurred a net loss of $1,271,155.

         To date, the Company has been able to finance its operations through cash generated from operations and proceeds from the issuance of the AEFC-IC Note. If the transaction with First Allied is not consummated, the Company will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay the AEFC-IC Note. There is no assurance that the Company will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to the Company. If the Company cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues by Source

The following provides a breakdown of total revenues by source for the three-month periods ended September 30, 2008 and 2007 (in thousands of dollars).

                                                                  Three Months Ended
                                            ---------------------------------------------------------------
                                                September 30, 2008                September 30, 2007
                                            ----------------------------     ------------------------------
     Commissions                              Amount       % of Total           Amount        % of Total
                                                            Revenues                           Revenues

           Equities                              $1,776             28%            $ 2,932             31%
           Mutual Funds                             956             15%              1,437             15%
           Insurance                                655             10%              1,268             13%
           Alternative Products                     385              6%                965             10%
           Asset
           Management
           Fees                                   1,139             18%              1,010             11%
           Fixed Income                              53              1%                 96              1%
                                            ------------ ---------------     -------------- ---------------
           Total                                  4,964             78%              7,708             81%
     Principal Transactions                         587              9%                307              3%
     Investment Banking                             184              3%                961             10%

     Interest and Other

           Interest                                 342              5%                456              5%

           Other                                    335              5%                 90              1%
                                            ------------ ---------------     -------------- ---------------
           Total                                    677             10%                546              6%
                                            ------------ ---------------     -------------- ---------------
           Total revenues                         6,412            100%            $ 9,522            100%
                                            ============ ===============     ============== ===============

Overview

         Total revenues decreased $3.11 million, or 33%, for the three months ended September 30, 2008 (the "2008 quarter"), to $6.41 million from $9.52 million for the three months ended September 20, 2007 (the "2007 quarter"). The decline in the number of producing registered representatives coupled with the market conditions and slow down in the economy contributed to the decrease in revenues in almost every category of revenue.

         Expenses decreased in the 2008 quarter by $3.58 million, or 35%, compared to the 2007 quarter. Commissions, employee compensation and benefits decreased by $3.1 million, from $8.3 million in the 2007 quarter to $5.2 million in the 2008 quarter. Of the $3.1 million decrease, $2.7 million was attributable to the reduction in commission expense, which is directly related to the decrease in revenues for the 2008 quarter.

         The net loss applicable to common stockholders for the 2008 quarter was $333,000, or ($0.03) per basic and diluted shares compared to a net loss applicable to common stockholders for the 2007 quarter of $833,000, or ($0.06) per basic and diluted shares.

Commission Revenue

         Commissions are comprised of revenues from transactions related to equities, fixed income, mutual funds, insurance, alternative investment products and asset management fees. Commission revenue for the 2008 quarter was $4.96 million compared to $7.71 million for the 2007 quarter, a decrease of approximately $2.75 million. There were decreases in almost every category of commissions. Decreases in commissions from equity transactions of $1.16 million, alternative investment products of $580,000, mutual funds of $481,000 and insurance of $613,000, accounted for the majority of the reduction in commission revenues when compared to the 2007 quarter. These decreases highlight the result of the reduction in producing registered representatives from the 2007 quarter to the 2008 quarter, as well as adverse market conditions quarter over quarter.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, increased $280,000, from $307,000 for the 2007 quarter to $587,000 for the 2008 quarter. The increase is primarily due to unrealized gains in restricted stock that the Company received during 2008 as a result of investment banking and fixed income transactions.

Investment Banking

         Investment banking revenues for the 2008 quarter decreased $777,000 from $961,000 in the 2007 quarter, to $184,000 in the 2008 quarter, a decrease of approximately 81%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions, primarily in PIPE (private investments in public equities) deals, during the third quarter of 2008 when compared to the same quarter in 2007. The PIPE business slowed considerably in 2008. Almost three-fourths of overall PIPE transactions that were completed in 2007 had resulted in losses in 2008, at least in mark-to-market terms (or in terms of the present value of their investments). Therefore, institutions and private equity firms were much more conservative when considering investments in PIPEs during 2008 limiting the number of new PIPE transactions. This category also includes new issues of equity and preferred stock offerings of securities in which we participate as a selling group or syndicate member. In addition, the Company receives fees for providing financial advice to various companies pertaining to their business affairs.

Interest and Other Income

         Interest and other income for the 2008 quarter increased by approximately $131,000 when compared to the 2007 quarter. Included in interest and other income for the 2008 quarter, is $288,000 received from our fidelity bond carrier resulting from a claim filed arising out of fraudulent stock purchases in the first quarter of 2008 (See Note 13 to the consolidated financial statements). Interest income decreased by approximately $114,000 when compared to the 2007 quarter. This decrease was directly related to the amount of margin debit carried by customers, along with the reduction in interest charged on these accounts.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 39%, or $2.67 million, from $6.87 million for the 2007 quarter to $4.21 million for the 2008 quarter. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, health insurance premiums, and bonus accruals, decreased for the 2008 quarter, to $959,000 from $1.39 million, a decrease of approximately $431,000, or 31%, over the 2007 quarter. Salaries for the 2008 quarter were down $357,000 due to reductions in personnel quarter over quarter. In addition, insurance costs and bonus accruals for the 2008 quarter were reduced by $57,000 and $77,000, respectively, when compared with the 2007 quarter. In contrast, severance payments increased $76,000 when compared with the 2007 quarter, due to contractual obligations.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions, decreased $16,000 in the 2008 quarter when compared to the 2007 quarter. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $46,000 during the 2008 quarter, from $427,000 in the 2007 quarter to $381,000 in the 2008 quarter.

Legal Matters and Related Costs

         Legal matters and related settlement costs increased $146,000, from $237,000 during the 2007 quarter, to $383,000 for the 2008 quarter, most of which was related to legal settlement costs for arbitrations. During the 2008 quarter, we settled or accrued for five arbitration claims totaling $129,000.

Other Operating Expenses

         Other operating expenses decreased approximately $586,000, from $1,048,000 during the 2007 quarter to $462,000 for the 2008 quarter. During the 2007 period, the Company settled two regulatory inquiries; one with the SEC and one with FINRA. The total fines related to these two investigations were $275,000 and were accrued for by the Company in August and September 2007. Other reductions in this category include consulting & professional fees of $139,000, postage of $51,000, business insurance of $38,000 and office expense of $31,000.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues by Source

The following provides a breakdown of total revenues by source for the nine-month periods ended September 30, 2008 and 2007 (in thousands of dollars).

                                                                Nine Months Ended
                                         -----------------------------------------------------------------
                                               September 30, 2008                September 30, 2007
                                         -------------------------------    ------------------------------
                                                          % of Total                          % of Total
       Commissions                          Amount        Revenues             Amount         Revenues
       -----------                          ------        ----------           ------         -----------

      Equities                                  $6,766              33%          $  9,801             31%
       Mutual Funds                              3,085              15%             4,729             15%
       Insurance                                 2,339              11%             3,582             11%
       Alternative Products                      1,271               6%             3,579             11%
       Asset Management Fees                     3,142              15%             3,080             10%
       Fixed Income                                224               1%               171              1%
                                         -------------- ----------------    -------------- ---------------
       Total                                    16,827              81%            24,942             79%
       Principal Transactions                    1,568               8%             1,261              4%
       Investment Banking                          671               3%             3,440             11%
       Interest and Other
       Interest                                  1,126               6%             1,631              5%
       Other                                       504               2%               437              1%
                                         -------------- ----------------    -------------- ---------------
       Total                                     1,630               8%             2,068              6%
                                         -------------- ----------------    -------------- ---------------
       Total revenues                          $20,696             100%          $ 31,711            100%
                                         ============== ================    ============== ===============

Overview

         Overall, revenues decreased $11 million for the nine months ended September 30, 2008 (the "2008 period"), to $20.7 million, compared to $31.7 million, for the nine months ended September 30, 2007 (the "2007 period"). Commission revenues decreased by $8.1 million while revenues from investment banking decreased by $2.8 million. The decline in the number of producing registered representatives coupled with the market conditions and slow down in the economy contributed to the decrease in revenues in almost every category of revenue. Investment banking revenues decreased due to the Company having completed a smaller number of investment banking transactions during the first nine months of 2008 compared to the same period in 2007.

         Expenses in the 2008 period decreased by approximately $11.6 million, or 35%, compared to the 2007 period. Commissions, employee compensation and benefits accounted for the largest decrease of $10.5 million, from $27.5 million in the 2007 period compared to $17.0 million in the 2008 period.

         The net loss applicable to common stockholders for the 2008 period was $1,271,000, or ($0.10) per basic and diluted shares compared to a net loss applicable to common stockholders for the 2007 period of $1,903,000, or ($0.12) per basic and diluted shares.

Commission Revenue

         Commissions are comprised of revenues from transactions related to equities, fixed income, mutual funds, insurance, alternative investment products and asset management fees. Commission revenue for the 2008 period decreased $8.1 million to $16.8, from $24.9 million in the 2007 period. There were decreases in every category of commission revenue. The largest decreases were in equity transactions of $ 3.04 million, alternative investment products of $2.31 million each and mutual funds of $1.64 million. These decreases highlight the result of the reduction in producing registered representatives from the 2007 period to the 2008 period, as well as adverse market conditions towards the latter part of the 2008 period.

Principal Transactions

         Principal transactions, which include mark-ups/mark-downs on customer transactions in which we act as principal, proprietary trading, and the sale of fixed income securities, increased $306,000 during the 2008 period when compared to the 2007 period. The increase is primarily due to unrealized gains in restricted stock that the Company received during 2008 as compensation for investment banking activities.

Investment Banking

         Investment banking revenues for the 2008 period decreased $2.77 million, from $3.44 million in the 2007 period, to $671,000 in the 2008 period, a decrease of approximately 80%. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions, primarily PIPE deals, during the 2008 period when compared to the 2007 period. The PIPE (private investments in public equities) business slowed considerably in 2008. Almost three-fourths of overall PIPE transactions that were completed in 2007 had resulted in losses in 2008, at least in mark-to-market terms (or in terms of the present value of their investments). Therefore, institutions and private equity firms were much more conservative when considering investments in PIPEs during 2008. This category also includes new issues of equity and preferred stock offerings of securities in which we participate as a selling group or syndicate member. In addition, the Company receives fees for providing financial advice to various companies pertaining to their business affairs.

Interest and Other Income

         Interest and other income for the 2008 period decreased by approximately $438,000 when compared to the 2007 period. Included in interest and other income for the 2008 period, is $288,000 received from our fidelity bond carrier resulting from a claim filed arising out of fraudulent stock purchases in the first quarter of 2008 (See Note 13-"Fraudulent Activity Loss" in the Notes to the Condensed Consolidated Financial Statements). Of the net decrease, $503,000 was from the reduction in interest income. This decrease was directly related to the amount of margin debit carried by customers, along with the reduction in interest charged on these accounts.

Commissions, Employee Compensation and Benefits

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 38%, or $8.7 million, from $22.7 million for the 2007 period, to $14.0 million for the 2008 period. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, health insurance premiums, and bonus accruals, decreased for the 2008 period, to $2.97 million from $4.81 million, a decrease of approximately $1.84 million, or 38%, over the 2007 period. Salaries and payroll taxes for the 2008 period were down $1.32 million due to reductions in personnel period over period. In addition, insurance costs, severance payments and bonus accruals for the 2008 period were reduced by $133,000, $130,000 and $274,000, respectively, when compared with the 2007 period.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs, which are greatly affected by volume and type of transactions, decreased $150,000 during the 2008 period when compared to the 2007 period. Clearing costs, as a percentage of gross revenues, fluctuate depending upon the product mix.

Communications and Occupancy

         Communications and occupancy costs decreased $14,000 during the 2008 period, to $1,248,000, from $1,262,000 during the 2007 period.

Legal Matters and Related Costs

         Legal matters and related settlement costs decreased $455,000, from $1,222,000 during the 2007 period, to $767,000 for the 2008 period. In 2007, we incurred $407,000 related to various lawsuits involving a proposed merger that was terminated in December 2006. The amount for the 2007 period was net of a $600,000 reimbursement from our insurance carrier, which was received in August 2007. There were no legal fees related to this matter during the 2008 period.

Other Operating Expenses

         Other operating expenses decreased $570,000, from $2,470,000 during the 2007 period to $1,900,000 for the 2008 period. Included in this category, during the first quarter of 2008, is approximately $338,000 of losses as a result of fraudulent trading activity. (See Note 13 - "Fraudulent Activity Loss" in the Notes to the Condensed Consolidated Financial Statements for more details). Absent this loss, other operating expenses would have decreased by approximately $908,000. During the 2007 period, the Company settled two regulatory inquiries; one with the SEC and one with FINRA (see Note 11 -"Commitments and Contingencies
- Legal Matters" in the Notes to the Condensed Consolidated Financial Statements). The total fines related to these two investigations were $275,000 and were accrued for by the Company in August and September 2007. Reductions in this category include consulting & professional fees of $212,000, travel & entertainment of $38,000, office expenses of $75,000 and training related to the Company's continuing education seminars.

Liquidity and Capital Resources

         Approximately 79% of our assets consist of cash, securities owned, and receivables from our clearing firm and other product sponsors. The balances in these accounts can and do fluctuate significantly from day to day, depending on general economic and market conditions, volume of activity, and investment opportunities. These accounts are monitored on a daily basis in order to ensure compliance with regulatory capital requirements and to preserve liquidity.

         Overall, cash and cash equivalents decreased during the nine months ended September 30, 2008 by $222,000. Net cash used in operating activities during the 2008 period was $191,000, which consists of a net loss of $1,271,000, increased by non-cash charges including depreciation of $51,000, amortization of stock compensation and deferred costs of $27,000. Cash was reduced by increases in securities owned and prepaid expenses of $61,000 and $270,000, respectively, and decreases in commissions' payable of $508,000. Cash was increased by a decrease in the amount due from clearing firm, employee and broker receivables and other assets of $250,000, $170,000 and $739,000, respectively, and increases in account payable, accrued expenses, securities sold and other liabilities of $368,000, $52,000, $42,000 and $226,000, respectively.

         Additions to property and equipment of $25,000 accounted for the use of cash from investing activities during the nine months ended September 30, 2008.

         Financing activities used net cash of $5,000 due to the payment of preferred stock dividends during the first nine months of 2008.

          A financing agreement with AICCO Inc. for the renewal of our errors and omissions insurance policy had a balance at September 30, 2008 of approximately $75,000, payable in one remaining monthly installment of approximately $75,000, including interest at the rate of 4.22% per annum.

Future Cash Requirements and Uncertainties Regarding Our Liquidity

Future Cash Requirements

         Our primary future cash requirements will be to repay the convertible secured note payable and fund general operating costs of the Company, including commissions and employee costs:

         Other than funding our general operating costs, we specifically expect our primary cash requirements for the remainder of 2008 to be impacted by the following specific use of cash:

      o Convertible secured note payments -- In accordance with the terms of the AEFC-IC Note Purchase Agreement with AEFC-IC, the Company will be required to repay any outstanding principal balance and unpaid interest on December 31, 2008. It is anticipated that the loan will be repaid out of the proceeds of the asset purchase transaction which is currently scheduled to close prior to December 31, 2008. At September 30, 2008, the AEFC-IC Note had a $1,000,000 principal balance outstanding.

Uncertainties Regarding Our Liquidity

         To date, the Company has been able to finance its operations through cash generated from operations and proceeds from the issuance of the AEFC-IC Note. On July 9, 2008, the Company entered into the Purchase Agreement with First Allied, a related company of AEFC-IC (See Note 8 - Material Definitive Purchase Agreement in the Notes to the Condensed Consolidated Financial Statements). On October 17, 2008 at our annual meeting of shareholders, a majority of voting common shareholders and Series A Preferred Shareholders voted to approve the Purchase Agreement. The transaction is currently scheduled to close on or about December 12, 2008 and is contingent upon receiving FINRA approval, as well as other conditions set forth in the Purchase Agreement. As a result of the foregoing uncertainties, there can be no assurances that the transaction will be completed. If the terms of the Purchase Agreement are not consummated for any other reason, the Company will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay the AEFC-IC Note. There is no assurance that the Company will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to the Company. If the Company cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.


Recent Accounting Pronouncements

         See Note 3 "Recent Accounting Pronouncements" in the Notes to the Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Net Capital

         At September 30, 2008, Montauk Financial Group had net capital of $804,152, which was $554,152 in excess of its required net capital of $250,000, and the ratio of aggregate indebtedness to net capital was 2.59 to 1.

Series A Convertible Preferred Stock

         In 1999, we issued 349,511 shares of Series A Convertible Preferred Stock in an exchange offering related to a settlement with holders of certain leases. Each share of the Preferred Stock is convertible into two shares of Common Stock and pays a quarterly dividend of 6%.

         As of September 30, 2008, we have 22,282 Series A preferred shares issued and outstanding. Quarterly dividends of $1,671 and $19,601 were paid during the three months ended September 30, 2008 and 2007, respectively.

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

         The rights will become exercisable on the tenth business day (unless further extended by a resolution adopted by a majority of the "continuing directors" of our Board of Directors as of the close of business on August 9, 2007 (the date of our 2007 annual meeting of shareholders) following public announcement that a person or group of affiliated or associated persons has acquired or obtained the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of the Company. The rights expire on August 8, 2017 unless earlier redeemed or exchanged by the Company.

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

         For a complete discussion of our significant accounting policies, see "Management Discussion and Analysis" and "Notes to the Condensed Consolidated Financial Statements" in our 2007 Annual Report filed on Form 10-K/A. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

         To date, we have been able to finance our operations through cash generated from operations and proceeds from the AEFC-IC Note. On July 9, 2008, we entered into the Purchase Agreement with First Allied (see Note 9-"Convertible Note Purchase Agreement" in the Notes to the Condensed Consolidated Financial Statements). If the terms of the Purchase Agreement are not consummated for any reason, we will be required to raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note in order to fund operational expenditures and/or repay such Note. There is no assurance that we will be successful in consummating the Purchase Agreement or in obtaining alternative funding or debt renegotiation on terms satisfactory to us. If we cannot raise additional financing and/or renegotiate the repayment terms of the AEFC-IC Note, the Company may not be able to continue as a going concern.

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

Market Risk. Market risk is the risk of loss to the Company resulting from changes in interest rates and equity prices. The Company has exposure to market risk primarily through FMSC, its broker-dealer subsidiary. FMSC carries debt obligations on behalf of its customers and occasionally acts as a market maker in over-the-counter equity securities. In connection with these activities, the Company maintains inventories to facilitate client transactions. Occasionally, the Company invests for its own proprietary equity investment accounts.

         The following table represents the fair value of trading inventories associated with the Company's broker-dealer client facilitation, market-making activities and proprietary trading activities.

                                           September 30, 2008                   December 31, 2007
   ------------------------------- ----------------------------------- ------------------------------------
                                                     Securities Sold                     Securities Sold
                                                       but not yet       Securities        but not yet
                                   Securities Owned     Purchased           Owned           Purchased
   ------------------------------- ----------------- ----------------- ---------------- -------------------
   Marketable:
       Government                           $ 1,616               $ 0          $ 6,756                 $ 0
       Corporate                                  0                 0                0                   0
       Municipal                                  0                 0                0                   0
       Certificates
       of deposit                                 0                 0                0                   0
   ------------------------------- ----------------- ----------------- ---------------- -------------------
   Total debt securities                      1,616                 0            6,756


   Equity securities                        218,971            41,828           71,019                   0
   Mutual funds                                   0                 0            9,463                 201
   Options                                        0                 0                0                   0
   Warrants                                       0                 0           72,535                   0
   ------------------------------- ----------------- ----------------- ---------------- -------------------
          Total                            $220,587           $41,828        $ 159,773               $ 201
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

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Office and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions required disclosure.

There have been no changes in internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal proceedings

Civil Lawsuit

         The Company and certain of its principals are defendants in a lawsuit filed in the Superior Court of New Jersey, Monmouth County Law Division that was filed in October 2008. The complaint, brought by two former clients of FMSC, alleges fraud, negligent misrepresentation, breaches of duty of care and violations of the New Jersey Securities Act in connection with the Plaintiffs' participation in a 1031 tax-free exchange real estate investment. This action is similar to one which was brought against the Company and many of the same individually named Defendants in July 2008 which was filed in the United States District Court for the Eastern District of North Carolina, which was first reported by the Company in its Form 10-Q for the period ending June 30, 2008. The Company has advised its Broker/Dealer professional liability insurance carrier, as well as its directors and officers liability insurance company of these claims and is seeking coverage under both policies. The Company intends to vigorously defend both of these cases and believes it has meritorious defenses to each claim.

Item 1A. Risk Factors

As provided for under the Private Securities Litigation Reform Act of 1995, we wish to caution shareholders and investors that the important factors, among others discussed throughout this Report on Form 10-Q and previously disclosed in
Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, should be read carefully.

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. These risk factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. You are referred to Item 1A ("Risk Factors") of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 for a discussion of the risks associated with our business, financial condition and results of operations. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         We held our annual meeting of shareholders on October 17, 2008. As of the record date of August 25, 2008, there were 13,257,248 shares of common stock outstanding and eligible to vote and 22,282 shares of Series A preferred stock outstanding and eligible to vote at the Annual Meeting. A total of 11,231,364 shares of our common stock were present or represented by proxy at the meeting. A total of 16,895 shares of our Series A preferred stock were present or represented by proxy at the meeting.

         At the annual meeting, shareholders were requested to vote on the approval and adoption of the Asset Purchase Agreement, dated as of October 17, 2008, by and among First Allied, FMSC and the Company (Proposal 1). The results were as follows:

   ----------------------- ----------------------- --------------------------- ----------------------- ---------------------
                           Votes Cast for
                           Adoption of             Votes Cast Against
                           Proposal I              Proposal I                  Votes Abstaining        Not Voted
   ----------------------- ----------------------- --------------------------- ----------------------- ---------------------
   Common Stock                    5,239,181               4,003,141                   5,631                1,983,411
   ----------------------- ----------------------- --------------------------- ----------------------- ---------------------
   Series A Preferred                 16,895                   0                         0                      0
   Stock
   ----------------------- ----------------------- --------------------------- ----------------------- ---------------------


         Also at the annual meeting, shareholders were requested to vote on the election of the following Class I Director, who was re-elected as Class I Director by the shareholders for a three-year term:

   ------------------------------- ---------------------------- --------------------------------
          Name of Nominee              Votes Cast In Favor              Votes Withheld
   ------------------------------- ---------------------------- --------------------------------
          Celeste Leonard                   7,105,351                      4,126,013
   ------------------------------- ---------------------------- --------------------------------

        Victor K. Kurylak, Ward R. Jones, Jr., Barry Shapiro and David Portman all continue as directors of First Montauk.


Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. ss. 230.411, are incorporated by reference to the document referenced in brackets following the description of such exhibits.

----------------- ----------------------------------------------------------------------------------------------------
*10.1             Stock Repurchase Agreement, dated as of October 20, 2008 by and between Gerard A. McHale, Jr., as
                  Chapter 11 Trustee of The 1031 Tax Group LLC and First Montauk Financial Corp.
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*10.2             Amended and Restated Employment Agreement, dated as of November 13, 2008 by and between First
                  Montauk Financial Corp. and Mindy A. Horowitz
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.1             Certification of President and Chief Executive Officer pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*31.2             Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.1             Certification of President and Chief Executive Officer pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------
*32.2             Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------- ----------------------------------------------------------------------------------------------------
----------------- ----------------------------------------------------------------------------------------------------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST MONTAUK FINANCIAL CORP.
                                          (Registrant)


Dated: November 19, 2008                  /s/ Mindy A. Horowitz
                                          -------------------------------------
                                          Mindy A. Horowitz
                                          Acting Chief Financial Officer


Dated: November 19, 2008                  /s/ Victor K. Kurylak
                                          -------------------------------------
                                          Victor K. Kurylak
                                          President and Chief Executive Officer