Form 10-K
period 2008-12-31
FIRST MONTAUK FINANCIAL CORP
filed 2009-05-18
CIK 83125

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to

                                     0-6729
                      ------------------------------------
                             Commission file number

                          FIRST MONTAUK FINANCIAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     New Jersey                                         22-1737915
-------------------------                ---------------------------------------
(State of incorporation)                   (IRS Employer Identification Number)

                            Parkway 109 Office Center
                             328 Newman Springs Road
                               Red Bank, NJ 07701
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (732) 842-4700
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [  ]                    Accelerated filer [  ]
Non-accelerated filer   [  ]                    Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008): $682,955.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On May 14, 2009 there were 9,956,940 shares outstanding of common stock of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(e) under the Securities Act of 1933.

                                      None

Table of Contents

                                     PART I
                                                                                                            PAGE

Item 1.             Business                                                                                  4

Item 1A.            Risk Factors - Not applicable                                                             7

Item 1B.            Unresolved Staff Comments                                                                 7

Item 2.             Properties                                                                                7

Item 3.             Legal Proceedings                                                                         8

Item 4.             Submission of Matters to a Vote of Security Holders                                       10

                                     PART II


Item 5.             Market For the Company's Common Equity and Related Stockholder Matters                    11

Item 6.             Selected Financial Data- Not applicable                                                   12

Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations     13

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk                                23

Item 8.             Financial Statements and Supplemental Data                                                23

Item 9A.            Controls and Procedures                                                                   24

Item 9B.            Other Information                                                                         25


                                    PART III


Item 10.            Directors and Executive Officers of the Registrant                                        26

Item 11.            Executive Compensation                                                                    30

Item 12.            Security Ownership of Certain Beneficial Owners and Management                            36

Item 13.            Certain Relationships and Related Transactions                                            38

Item 14.            Principal Accounting Fees and Services                                                    38

                                     PART IV


Item 15.            Exhibits and Financial Statement Schedules                                                40


Disclosure Regarding Forward Looking Statements

         Statements included in this Report that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in
Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission ("SEC"). Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in such forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

Item 1.   Business

General

         First Montauk Financial Corp. (the "Company") is a New Jersey-based financial services holding company whose principal subsidiary, First Montauk Securities Corp. ("First Montauk"), had operated as a full service retail and institutional securities brokerage firm. Since July 2000, First Montauk had operated under the registered trade name "Montauk Financial Group". References in this Annual Report on Form 10-K to Montauk Financial Group shall refer solely to our subsidiary First Montauk. Montauk Financial Group had provided a broad range of securities brokerage and investment services to a diverse retail and institutional clientele, as well as corporate finance and investment banking services to corporations and businesses. First Montauk Financial Corp. also sold insurance products through its subsidiary, Montauk Insurance Services, Inc.

         At the Annual Meeting of Shareholders held on October 17, 2008, the shareholders of the Company approved the asset purchase agreement executed by the Company and its principal subsidiary, First Montauk, with First Allied Securities, Inc. ("First Allied") as of July 9, 2008 ("Purchase Agreement") providing for the sale of substantially all of the assets of First Montauk to First Allied. On December 15, 2008 the Company and First Montauk completed the transaction. First Allied is an affiliate of Advanced Equities Financial Corp. ("Advanced Equities"). Upon the closing, under the Purchase Agreement, certain of First Montauk's independent registered representatives joined First Allied, and First Allied acquired the right to service the customer accounts of those representatives that join First Allied. As previously disclosed in its proxy statement to shareholders, dated September 23, 2008, upon completion of the transaction with First Allied, substantially all of the assets of First Montauk were acquired by First Allied, and First Montauk ceased its broker-dealer and investment advisor operations. To that end, on December 23, 2008, First Montauk filed Form BDW and Form ADV-W with the SEC, effective December 31, 2008, to withdraw its registration as a broker-dealer and to terminate our registration as an investment advisor. The Form ADV-W was effective on December 31, 2008 and the Form BDW was accepted and approved by the SEC on February 23, 2009. In accordance with generally accepted accounting principles ("GAAP"), due to the substantial nature of the sale of First Montauk, the Company determined that all of the operations are considered to be discontinued.

         Under the terms of the Purchase Agreement, an aggregate purchase price of approximately $4,197,000 was determined. Upon the signing of the Purchase Agreement, First Allied paid $250,000 to First Montauk. At closing, First Montauk received a credit for the cancellation of the balance of principal and interest outstanding totaling approximately $1,055,670 under a secured convertible promissory note, dated December 7, 2007 executed in connection with a loan to First Montauk by an affiliate of First Allied. The third payment of $2,000,000 was received on January 15, 2009 with the balance of $891,388 expected on March 17, 2009, in accordance with the Purchase Agreement. On that date we received $676,431 and were advised by First Allied that they were making an adjustment to the purchase price of $14,957 and were withholding an additional $200,000 based on their claim of indemnification under the Purchase Agreement. We agreed with the purchase price adjustment of $14,957 but challenged First Allied's right to withhold $200,000. We subsequently entered into an agreement with First Allied in which we permitted them to retain $50,000 and apply it towards any expenses incurred in connection with an attempt by a former customer to add First Allied as a named respondent in a pending arbitration case in which we, First Montauk, certain of our executive officers and certain individual registered representatives were previously named as respondents. First Allied therefore paid the balance of $150,000 to us in April 2009. The agreement further provides that in the event that First Allied's defense costs are less than $50,000, First Allied will pay us the remaining balance and if its expenses exceed $50,000 in connection with this arbitration, we must indemnify First Allied for its costs above $50,000.

         The Company is subject to a court order issued by a New Jersey Superior Court on January 14, 2009, requiring that the balance of the sale proceeds of the asset sale to First Allied be held in escrow for the benefit of the Company's creditors. The court order was issued in conjunction with a lawsuit initiated by a former customer of First Montauk who invested in a private offering of a real estate Section 1031 like-kind exchange program, captioned Dawn A. Dunbar, Zeneth Eidel, and Doris Eidel v. First Montauk Financial Corp., First Montauk Securities Corp., Kenneth R. Bolton, et al (Monmouth County Docket No.L-4949-08). On April 14, 2009, the Court entered a consent order permitting the Company to pay auditing fees of $80,000 in connection with the filing of the Company's Form 10-K. On May 8, 2009, the Court entered a second consent order permitting the Company to pay other expenses from the sale proceeds totaling $452,065. The Company agreed that the remaining balance of $381,348 would remain in escrow pending further order of the Court.

         As a result of the substantial obligations outstanding that are due and payable by the Company, we do not anticipate that the Company's shareholders will receive any distribution of any proceeds of the sale of assets completed to First Allied. The board of directors is evaluating the benefits of positioning the Company as a shell company to be used as a potential merger candidate for another operating business. At this time we do not have any specific merger, stock exchange, asset acquisition, reorganization or other business combination under consideration or contemplation. We have not contacted any potential target business nor had any discussions, formal or otherwise, with respect to such a possible transaction.

Employees

         The employment contracts of Victor K. Kurylak, First Montauk's President and Chief Executive Officer and Celeste M. Leonard, the Registrant's Executive Vice President and Chief Compliance Officer of First Montauk, terminated on December 31, 2008 in accordance with their respective terms and were not renewed by the Registrant. Mr. Kurylak remains on the Board of Directors of the Registrant.

         As of December 31, 2008, Montauk Financial Group had six employees, consisting of a Chief Financial Officer and five administrative employees.

         Until February 23, 2009, Montauk Financial Group was registered as a broker-dealer with the SEC, Financial Industry Regulatory Authority ("FINRA") (formerly the National Association of Securities Dealers), the Municipal Securities Rule Making Board, the National Futures Association, and the Securities Investor Protection Corporation ("SIPC"), and was licensed to conduct its brokerage activities in all 50 states, the District of Columbia, and the Commonwealth of Puerto Rico.

         In the past, competition, government regulation and the volatility of capital markets affected us and were reported in our public filings. As of the filing date of this document, such items are no longer applicable to the Company.

Securities Broker/Dealer Professional Liability Insurance

         From January 31, 2006 through January 30, 2009 Montauk Financial Group carried a securities Broker/Dealer professional liability insurance policy covering negligent acts, errors or omissions by an insured individual acting on behalf of the insured Broker/Dealer in providing securities transactions, investment management services, financial investment advice and the purchase and/or sale of securities.

         This policy excluded coverage for certain types of business activities, including but not limited to, claims involving the sale of penny stocks and limited partnerships, accounts handled on a discretionary basis and deliberately fraudulent and/or criminal acts. Upon the expiration of the prior policy, we purchased a policy continuation or "run-off policy" for a period of three years beginning January 31, 2009. The coverage terms of the run-off policy are essentially the same as the prior policy but with reduced coverage limits ($1,500,000 policy aggregate limit; $500,000 per claim with $25,000 per claim retention), for the entire three year coverage period. First Montauk offered this extended coverage to former registered representatives and collected approximately $60,000 from those who signed up to participate in the program, which was used to partially offset the $515,000 policy premium. Any former registered representatives that did not elect to participate in this policy will not be covered.

Executive and Organization Liability Insurance Policy

         We carry an executive and organization liability insurance policy (also known as Directors and Officers liability insurance), which covers our executive officers, directors and counsel against any claims for monetary damages arising from the covered individuals actual or alleged breach of duty, neglect, error, misstatement, misleading statement or omission when acting in the capacity of his/her position as an executive officer, director and/or counsel on our behalf. Policy exclusions include, but are not limited to, claims made against covered individuals attributable to the committing of any deliberate criminal or fraudulent acts, illegal or improper payments, and others. Upon the expiration of the current policy in June 2009, we intend to purchase a "run off" policy which will extend the policy coverage for an additional six years.

General Business Developments during 2008

Definitive Asset Purchase Agreement

         On July 9, 2008, we and First Montauk signed the Purchase Agreement with First Allied, providing for the sale of substantially all of the assets of First Montauk to First Allied.

         Under the Purchase Agreement, many of First Montauk's independent registered representatives joined First Allied, and First Allied acquired the right to service the customer accounts of those registered representatives that joined First Allied. The aggregate purchase price for the purchased assets was equal to 30% of the aggregate commission and fee income for the trailing twelve
(12) month period ended on June 30, 2008 which was generated by the registered representatives who joined First Allied, which was determined to be approximately $4,197,000.

         On October 27, 2008 at the Annual Meeting of Shareholders, holders of a majority of our outstanding shares eligible to vote approved the Purchase Agreement with First Allied and the transaction closed effective on December 15, 2008.

         The terms of the Purchase Agreement called for the Purchase Price to be paid in several installments; the initial payment of $250,000 being made on July 15, 2008. At the closing on December 15, 2008, First Montauk received a credit for the cancellation of the balance of principal and interest outstanding totaling approximately $1,055,670 under a secured convertible promissory note, dated December 7, 2007 executed in connection with a loan to First Montauk by an affiliate of First Allied. The third payment of $2,000,000 was received on January 15, 2009 with the balance of $891,388 expected on March 17, 2009, in accordance with the Purchase Agreement. On that date we received $676,431 and were advised by First Allied that they were making an adjustment to the purchase price of $14,957 and were withholding an additional $200,000 based on their claim of indemnification under the Purchase Agreement. We agreed with the purchase price adjustment of $14,957 but challenged First Allied's right to withhold $200,000. We subsequently entered into an agreement with First Allied in which we permitted them to retain $50,000 and apply it towards any expenses incurred in connection with an attempt by a former customer to add First Allied as a named respondent in a pending arbitration case in which we, First Montauk, certain of our executive officers and certain individual registered representatives were previously named as respondents. First Allied therefore paid the balance of $150,000 to us in April 2009. Based on this we adjusted the amount due from First Allied to $2,826,431. The agreement further provides that in the event that First Allied's defense costs are less than $50,000, First Allied will pay us the remaining balance and if its expenses exceed $50,000 in connection with this arbitration, we must indemnify First Allied for its costs above $50,000.

Stock Repurchase

         On October 20, 2008, we entered into a stock repurchase agreement with FMFG Ownership Inc. by Gerard A. McHale, Jr. as Chapter 11 Bankruptcy Trustee of The 1031 Tax Group LLC et al., as Chapter 11 Debtors to purchase 3,300,308 shares of our common stock, no par value, for $100,000. The stock repurchased was cancelled and had the effect of reducing the total number of our common shares outstanding from 13,257,248 to 9,956,940.

Election of Directors

         At the Annual Meeting of Shareholders on October 17, 2008, holders of a majority of outstanding shares eligible to vote, voted to elect Celeste M. Leonard as a Class I director to serve for a three-year term and until her successor shall have been elected and shall have qualified. On March 23, 2009, we subsequently received Ms. Leonard's resignation from her position on the board of directors.

Item 1A.      Risk Factors

Not applicable based on filing as smaller reporting company.

Item 1B.   Unresolved Staff Comments

None

Item 2.   Properties

         We maintain our corporate headquarters and executive offices at Parkway 109 Office Center, 328 Newman Springs Road, Red Bank, New Jersey. On September 22, 2004 we entered into a 4th Amendment to our Master Lease dated March 1997 for our corporate headquarters in Red Bank, New Jersey. The amendment provides for a lease term of five (5) years, which commenced on February 1, 2005, for 27,255 square feet. The lease provides for monthly rent payments of $50,762. As additional rent, we are required to pay a proportional share of any increases in real estate taxes and operating expenses above the amount paid during the 2005 calendar year, insurance premiums and all utility charges related to the premises. The amendment contains a five-year option to renew at a rental payment equal to the then-current fair market rate per square foot applicable to the leased premises. We have notified the building landlord of our intent to terminate our lease prior to the expiration date of January 31, 2010, and have requested that the space be shown and leased to new tenants. On March 20, 2009, we received a default notice from the landlord due to our failure to pay the monthly rental payment for the month of March 2009. The default notice demands that the premises be vacated by May 1, 2009, which we complied with, so that the landlord may re-let the premises. In the event that the landlord cannot find a replacement tenant or tenants, we may be liable for all or a portion of the remaining rental payments. As of December 31, 2008, the Company has accrued for all lease payments due through the end of the lease term, January 31, 2010.

Item 3.   Legal Proceedings

         Many aspects of the broker/dealer business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

         As a condition to obtaining approval from FINRA for the asset purchase transaction, First Montauk was required to establish and fund an escrow account for the benefit of customers with current and/or future claims against the firm. In November 2008 the escrow account was established with the law firm Becker Poliakoff, LLP as the escrow agent. In January 2009 the account was funded with $366,000 pursuant to the requirements of FINRA, which can only be utilized to pay settlements of customer claims and complaints, any arbitration awards or judgments with respect to such claims, and legal, accounting and other expenses related to the investigation, administration and defense of such claims (limited to the amount of any retention amount for claims covered by insurance.) Subsequent to the balance sheet date, $65,000 has been paid from the account for the settlement of two customer arbitrations.

         The West Oaks Mall Litigations

         There are four (4) separate legal proceedings (three civil law suits and one FINRA arbitration; each listed below and referred to as "West Oaks Mall") arising from First Montauk's participation in one particular private offering involving a Section 1031 tax free exchange investment program, offered and sold by Investment Properties of America ("IPofA"). The offering, named "IPofA WOM MASTER Lease Co, LP", required customers seeking a Section 1031 tax free exchange real estate investment to deposit cash and assume a portion of the master mortgage on the property, which was a retail mall outside of Houston, Texas. In 2008, the mall filed for bankruptcy protection and the investors were required to give up any ownership interest in exchange for a release of their obligations on the mortgage.

         Each of these lawsuits contain similar allegations including fraud, negligent misrepresentation, breach of duty of care, and violations of the various state securities laws in the states where each Plaintiff resides. In addition to naming the Company and First Montauk, each of these suits names the individual registered representatives, as well as our former President and Chief Executive Officer ("CEO") and our former Chief Compliance Officer ("CCO"), as defendants. The complaints also allege an undisclosed relationship between the IPofA and Mr. Edward H. Okun ("Okun") with Defendants First Montauk and a former registered representative of First Montauk. Mr. Okun was a private investor who owned several companies which we had entered into a definitive merger agreement with in 2006. The merger never took place and in June 2007 we entered into a settlement agreement with Mr. Okun and several other named defendants to settle various lawsuits arising out of the terminated merger agreement. Through his related entities, Mr. Okun had held almost 50% of the Company's outstanding common stock at certain times during 2007.

         On January 26, 2009 we received a coverage determination notice from Lexington Insurance Company ("Lexington"), the insurance carrier under our Broker/Dealer Professional Liability Insurance Policy (the "Policy"), regarding these cases, wherein it described its coverage position with respect to the West Oaks Mall matters. Lexington is a subsidiary of American International Group, Inc. ("AIG"). Lexington advised us that under the Policy all of the West Oaks Mall claims arise out of "Interrelated Wrongful Acts" which provides that all of these claims be treated as one claim for coverage purposes. Therefore, Lexington stated that there is $1,000,000 of coverage (subject to the other exclusions described below), with one $100,000 retention. The letter also stated that although the Policy would provide defense coverage, no indemnity coverage would be available for any of these claims as a result of two separate exclusions in the Policy. The Limited Partnership/REIT Insolvency Exclusion excludes indemnity coverage for any investment in a limited partnership or REIT that becomes insolvent. Lexington's position is that the West Oaks Mall matters arise out of the insolvency of IPofA WOM LeaseCo, LP, as well as the bankruptcy of the West Oaks Mall. As such, there is no indemnity coverage.

         Lexington also cites as an exclusion from coverage the amended Definition of Investment Banking Activity in the Policy which limits coverage for Section 1031 exchange programs to those listed in the amended Policy Endorsement. Because IPofA was not listed among the approved providers of
Section 1031 exchange programs, it is Lexington's position that there is no indemnity coverage for these claims based upon this provision of the Policy.

         The Company will be challenging Lexington's coverage positions with respect to these claims, but there can be no assurance that First Montauk will be successful in obtaining indemnity coverage under the Policy for any of the West Oaks Mall cases. In the event that First Montauk is unable to secure indemnity coverage, any settlement or adverse judgment or award against First Montauk, could have a material adverse affect on the Company's financial condition.

         The following lists each of the pending West Oaks Mall-related litigations and the amounts invested in the program by each of the Plaintiffs:

         Caption of Pending Case                                 Venue                       Invested Amount
     ---------------------------------------------------- ------------------------------- -----------------------
     Jeanette E. Newman and Norma Register v. First       U.S. District Court, North      $2.2 Million
     Montauk Financial Corp., First Montauk Securities    Carolina
     Corp., Kenneth R. Bolton, et al (#7:08-cv-116D).
     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------

     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------
     Dawn A. Dunbar, Zeneth Eidel, and Doris Eidel v.     Superior Court of New           $1.94 Million
     First Montauk Financial Corp., First Montauk         Jersey-Monmouth County
     Securities Corp., Kenneth R. Bolton, et al
     (#L-4949-08).
     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------

     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------
     Keith  Sperling  and  Martha A.  Olivares-Sperling,  Superior Court of New           $1.67 Million
     Maury  Duff  Peck,   Catharine  G.  Meeks,   Eugene  Jersey-Monmouth County
     Brughelli,  Jr.  and  Patricia  Brughelli  v. First
     Montauk Financial Corp.,  First Montauk  Securities
     Corp., Kenneth R. Bolton, et al
     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------

     ---------------------------------------------------- ------------------------------- -----------------------
     ---------------------------------------------------- ------------------------------- -----------------------
     Michael Sokobin and Helene Sokobin v. First          FINRA Arbitration               $442,000
     Montauk Financial Corp., First Montauk Securities
     Corp., Kenneth R. Bolton, et al (FINRA Case No.
     08-04146
     ---------------------------------------------------- ------------------------------- -----------------------

         Court Order Restricting Use of Asset Sale Proceeds

         The Company is subject to a court order issued by a New Jersey superior court on January 14, 2009, requiring that the balance of the sale proceeds of the asset sale to First Allied be held in escrow for the benefit of the Company's creditors. The court order was issued in conjunction with a lawsuit initiated by a former customer of First Montauk who invested in a private offering of a real estate Section 1031 like-kind exchange program, captioned Dawn A. Dunbar, Zeneth Eidel, and Doris Eidel v. First Montauk Financial Corp., First Montauk Securities Corp., Kenneth R. Bolton, et al (Monmouth County Docket No.L-4949-08). On April 14, 2009, the court entered a consent order permitting the Company to pay auditing fees of $80,000 in connection with the filing of the Company's Form 10-K. On May 8, 2009, the court entered a second consent order permitting the Company to pay other expenses from the sale proceeds totaling $452,065. The Company agreed that the remaining balance of the sale proceeds of $381,348 would remain in escrow pending further order of the court.

         We are a respondent or co-respondent in various other legal proceedings, which are related to our former securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate.

         As of December 31, 2008, the Company has accrued for other potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. The accrual is included in accrued expenses at December 31, 2008. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company.

Item 4.   Submission of Matters on a Vote of Security Holders

         On October 17, 2008, we held our annual meeting of shareholders (1) to consider and act upon the approval and adoption of the Purchase Agreement, and
(2) to consider and act upon the re-election of Celeste M. Leonard as our Class I Director, both of which received majority approval of shareholders.

                                     PART II

Item 5. Market of and Dividends on our Common Equity and Related Stockholder Matters

A.      Principal Market and Market Information

         Our common stock is traded in the over-the-counter market. Trading in our common stock is reported on the FINRA Bulletin Board system and in the pink sheets published by Pink Sheets LLC. We believe that there is an established public trading market for our common stock based on the volume of trading in our common stock and the existence of market makers who regularly publish quotations for our common stock. Our common stock commenced trading in the over-the-counter market in 1987. On May 18, 2009, our common stock had bid and offer prices of $0.001 and $0.04 per share, respectively. At December 31, 2008 our common stock had a closing price of $0.01 per share. Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The following is the range of high and low bid prices for such securities for the periods indicated below:

       Common Stock

       Calendar Year 2009               High Bid       Low Bid

       1st Quarter                      $.005          $.005

       Calendar Year 2008               High Bid       Low Bid

       1st Quarter                      $.20           $.11
       2nd Quarter                      $.15           $.06
       3rd Quarter                      $.08           $.01
       4th Quarter                      $.02           $.005

       Calendar Year 2007               High Bid       Low Bid

       1st Quarter                      $.61           $.46
       2nd Quarter                      $.70           $.35
       3rd Quarter                      $.40           $.28
       4th Quarter                      $.30           $.16


B.       Number of Record Holders

         The approximate number of record holders of our common stock as of May 14, 2009 was 448. Such number of record holders was determined from our stockholder records, and does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies. We believe there are in excess of 350 beneficial holders of our common stock.

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

D.       Issuance of Unregistered Securities

         There were no issuances of unregistered securities during 2008.

E.       Stock Repurchases

         On October 20, 2008, we entered into a stock repurchase agreement with FMFG Ownership Inc. by Gerard A. McHale, Jr. as Chapter 11 Bankruptcy Trustee of The 1031 Tax Group LLC et al., as Chapter 11 Debtors to purchase 3,300,308 shares of our common stock, no par value, for $100,000. The stock repurchase had the effect of reducing the total number of our common shares outstanding from 13,257,248 to 9,956,940

F.       Securities Authorized For Issuance Under Equity Compensation Plans

         See Item 11. "Executive Compensation".

Item 6.  Selected Financial Data

          Not applicable due to smaller reporting company status.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by words such as "believe," "expect," "anticipate," "plan," "potential," "continue" or similar expressions. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements including, but not limited to, risks described from time to time in the Company's filings with the SEC, press releases and other communications. All forward-looking statements included in this report are based on information available to the Company on the date hereof. The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this report to reflect events or circumstances after the date of this report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

         The following detailed discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the December 31, 2008 financial statements and related notes included in separate sections of this Form 10-K.

Overview

         Substantially all of our business activities consist of the securities brokerage and investment banking activities of our wholly owned subsidiary, First Montauk, a FINRA registered broker-dealer. First Montauk conducts operations in four principal categories, all of which are in the financial services industry. These categories are:

     o securities brokerage activities for which First Montauk earns commissions or fees;
     o corporate finance revenues consisting primarily of fees generated from private offerings of securities in which we act as placement agent and new issues of equity and preferred stock offerings in which we participate as a selling group or syndicate member;
     o proprietary trading for which First Montauk records profit or loss, depending on trading results and riskless principal transactions with customers; and
     o   other income, primarily interest earned on customer balances.

         Because we operate in the financial services industry, our revenues and earnings are substantially affected by general financial market conditions. Therefore, the amount of our revenues depends greatly on levels of market activity requiring the services we provide.

         At the Annual Meeting of Shareholders held on October 17, 2008, the shareholders of the Company approved the Purchase Agreement executed by the Company, First Montauk, and First Allied as of July 9, 2008 providing for the sale of substantially all of the assets of First Montauk to First Allied. On December 15, 2008 the Company and First Montauk completed the transaction. Upon the closing, under the Purchase Agreement, certain of First Montauk's independent registered representatives joined First Allied, and First Allied acquired the right to service the customer accounts of those representatives that join First Allied. As previously disclosed in its proxy statement to shareholders, dated September 23, 2008, upon completion of the sale of assets to First Allied, substantially all of the assets of First Montauk were sold to and acquired by First Allied, and First Montauk ceased its broker-dealer and investment advisor operations. To that end, on December 23, 2008, First Montauk filed Form BDW and Form ADV-W with the SEC, effective December 31, 2008, to withdraw its registration as a broker-dealer and to terminate our registration as an investment advisor. The Form ADV-W was effective on December 31, 2008 and the Form BDW was accepted and approved by the SEC on February 23, 2009. In accordance with GAAP, due to the substantial nature of the sale of First Montauk, the Company determined that all of its operations are considered to be discontinued.

         Under the terms of the Purchase Agreement, an aggregate purchase price of approximately $4,197,000 was determined. Upon the signing of the Purchase Agreement, First Allied paid $250,000 to First Montauk. At closing, First Montauk received a credit for the cancellation of the balance of principal and interest outstanding totaling approximately $1,055,670 under a secured convertible promissory note, dated December 7, 2007 executed in connection with a loan to First Montauk by an affiliate of First Allied. The third payment of $2,000,000 was received on January 15, 2009 with the balance of $891,388 expected on March 17, 2009, in accordance with the asset purchase agreement. On that date we received $676,431 and were advised by First Allied that they were making an adjustment to the purchase price of $14,957 and were withholding an additional $200,000 based on their claim of indemnification under the Purchase Agreement. We agreed with the purchase price adjustment of $14,957 but challenged First Allied's right to withhold $200,000. We subsequently entered into an agreement with First Allied in which we permitted them to retain $50,000 and apply it towards any expenses incurred in connection with an attempt by a former customer to add First Allied as a named respondent in a pending arbitration case in which we, First Montauk, certain of our executive officers and certain individual registered representatives were previously named as respondents. First Allied therefore paid the balance of $150,000 to us in April 2009. Based on the two holdbacks mentioned above, we adjusted the amount due from First Allied as of December 31, 2008 to $2,826,431. The agreement further provides that in the event that First Allied's defense costs are less than $50,000, First Allied will pay us the remaining balance and if its expenses exceed $50,000 in connection with this arbitration, we must indemnify First Allied for its costs above $50,000.

         The Company is subject to a court order issued by a New Jersey Superior Court on January 14, 2009, requiring that the balance of the sale proceeds of the asset sale to First Allied be held in escrow for the benefit of the Company's creditors. The court order was issued in conjunction with a lawsuit initiated by a former customer of First Montauk who invested in a private offering of a real estate Section 1031 like-kind exchange program, captioned Dawn A. Dunbar, Zeneth Eidel, and Doris Eidel v. First Montauk Financial Corp., First Montauk Securities Corp., Kenneth R. Bolton, et al (Monmouth County Docket No.L-4949-08). On April 14, 2009, the Court entered a consent order permitting the Company to pay auditing fees of $80,000 in connection with the filing of the Company's Form 10-K. On May 8, 2009, the Court entered a second consent order permitting the Company to pay other expenses from the sale proceeds totaling $452,065. The Company agreed that the remaining balance of $381,348 would remain in escrow pending further order of the Court.

         As a result of the substantial obligations outstanding that are due and payable by the Company to various creditors, we do not anticipate that the Company's shareholders will receive any distribution of any proceeds of the sale of assets just completed. The board of directors is evaluating the benefits of positioning the Company as a shell company to be used as a potential merger candidate for another operating business. At this time we do not have any specific merger, stock exchange, asset acquisition, reorganization or other business combination under consideration or contemplation. We have not contacted any potential target business or had any discussions, formal or otherwise, with respect to such a transaction.

         The consolidated financial statements for 2008 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business as disclosed in
Note 2 to the consolidated financial statements. Certain conditions that exist raise substantial doubt about our ability to continue as a going concern. Management's plans are also disclosed in Note 2. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Business Environment in 2008

      During the first half of 2008, economic growth in the United States slowed and the U.S. entered a recession. The lessening of liquidity that began in 2007 accelerated during 2008 and the U.S. markets experienced unprecedented challenges as credit contracted further, the downturn in economic growth broadened, and a number of major financial institutions faced serious problems. Concerns regarding future economic growth and corporate earnings, as well as illiquidity in the credit markets created challenging conditions for the equity markets which experienced significant broad-based declines, with equity indices significantly lower at the end of 2008 as compared to the end of 2007. Fixed income and equity markets experienced high levels of volatility, broad-based declines in asset prices and further reduced levels of liquidity, particularly in the fourth quarter of 2008. The impact of these events created a challenging environment for investment banking opportunities and sharply narrowed the ability to distribute securities in the equity and debt capital markets.

      The results of our operations for 2008 reflect these challenging market factors, which contributed to reduced levels of capital markets activity. The continuation of the volatile markets and unfavorable economic conditions of 2008 had a material impact on our business.

      Our financial performance was highly dependent on the environment in which our business operated. Overall, during 2008, the macro business environment for our business was extremely challenging, and contributed to our decision to sell substantially all of our assets and discontinue operations.

Results of Operations

         There were several factors that contributed to the decline in overall revenues and the results of operations. Factors such as the decline in the number of producing registered representatives and the pending asset sale of the brokerage operations coupled with the market conditions and slow down in the economy. Soon after the announcement in October 2008 of the Company's decision to enter into the asset sale with First Allied, representatives that had decided not to join First Allied left First Montauk to join other firms. The distraction caused by the pending asset sale, created an environment of declining revenues for registered representatives who were evaluating the decision to join First Allied.

         The following provides a breakdown of total revenues by source, excluding the gain on the sale of our brokerage operations, for the years ended December 31, 2008 and 2007 (in thousands of dollars).


                                         ----------------------------- ----------------------------------
                                              December 31, 2008                December 31, 2007
                                         ----------------------------- ----------------------------------
                                           Amount       % of Total         Amount          % of Total
                                                         Revenues                           Revenues
                                         ------------ ---------------- ---------------- -----------------
                                         ------------ ---------------- ---------------- -----------------
          Commissions
              Equities                        $7,913              32%          $12,498               32%
              Mutual Funds                     3,923              16%            6,042               15%
              Insurance                        3,014              12%            4,386               11%
              Investment Advisory              3,981              16%            4,314               11%
              Alternative Products             1,300               5%            4,164               10%
              Fixed Income                       269               1%              324                1%
                                         ------------ ---------------- ---------------- -----------------
                                         ------------ ---------------- ---------------- -----------------
              Total                           20,400              82%           31,728               80%
          Principal Transactions               1,768               7%            1,535                4%
          Investment Banking                     674               3%            3,580                9%
          Interest and Other
              Interest                         1,354               5%            2,055                5%
              Other                              718               3%              658                2%
              Total                            2,072               8%            2,713                7%
                                         ------------ ---------------- ---------------- -----------------
              Total revenues                 $24,914             100%          $39,556              100%

2008 Financial Overview (All Operations are Discontinued)

         For the year ended December 31, 2008, revenues were $24.9 million, compared to $39.6 million for the year ended December 31, 2007. The 37 percent decrease in revenues was driven by decreased commissions of $11.3 million and investment banking revenues of $2.9 million. Interest income decreased by approximately $709,000 in 2008 compared to the prior year. Other income increased approximately $60,000, compared to the prior year. The 2008 year included a $288,000 insurance recovery received from our fidelity bond carrier resulting from a claim filed arising out of fraudulent stock purchases in the first quarter of 2008. (See Note 14 - "Fraudulent Activity Loss" in the Notes to the Consolidated Financial Statements for more details). As a result of the transaction with First Allied, the Company reported approximately $2.9 million as "gain on sale of brokerage operations" in the financial statements. Loss per basic and diluted share for the year ended December 31, 2008 was $0.03 compared to a loss per basic and diluted share of $0.14 for the year ended December 31, 2007. The Company reported a net loss applicable to common shareholders of $403,000 for the year ended December 31, 2008, compared to a net loss applicable to common shareholders of $2.2 million for the year ended December 31, 2007.

2008 Compared to 2007

Commission Revenue

         Commissions are comprised of revenues from the sale of equities, fixed income, mutual funds, insurance, asset management fees and alternative products. Commission revenue for 2008 decreased $11.3 million to $20.4 million from $31.7 million in 2007. The decline in the number of producing registered representatives and the pending asset sale of the brokerage operations, coupled with the market conditions and slow down in the economy, contributed to the decrease in revenues in every category.

Principal Transactions

         Total revenues from principal transactions, which include mark-ups/mark-downs on transactions in which we act as principal, proprietary trading and the sale of fixed income and equity securities increased $233,000, from $1.54 million for 2007 to $1.77 million for 2008.

Investment Banking

         In 2008, investment banking revenues decreased by $2.9 million, from $3.6 million in 2007 to 674,000 in 2008. The decrease in investment banking revenues is attributable to the Company having completed a smaller number of investment banking transactions, primarily in PIPE (private investments in public equities) deals, during 2008 when compared to 2007. The PIPE business slowed considerably in 2008. Almost three-fourths of overall PIPE transactions that were completed in 2007 had resulted in losses in 2008, at least in mark-to-market terms (or in terms of the present value of their investments). Therefore, institutions and private equity firms were much more conservative when considering investments in PIPEs during 2008 limiting the number of new PIPE transactions. This category also includes new issues of equity and preferred stock offerings of securities in which we participate as a selling group or syndicate member. In addition, the Company receives fees for providing financial advice to various companies pertaining to their business affairs.

Interest and Other Income

         Interest and other income decreased $641,000 in 2008, or 24%, from $2.7 million in 2007 to $2.1 million in 2008. In 2008, the Company reported an insurance recovery of $288,000 received from our fidelity bond carrier resulting from a claim filed arising out of fraudulent stock purchases in the first quarter of 2008. Of the net decrease in interest and other income, $701,000 was from the reduction in interest income. This decrease was directly related to the amount of margin debit carried by customers, along with the reduction in interest charged on these accounts.

Expenses

         Total expenses decreased by $13.4 million, or 32%, in 2008 to $28.2 million from $41.6 million in 2007. Included in the expenses for 2008 are severance payments for terminated employees of $562,000 and $338,000 of losses as a result of fraudulent trading activity. (See Note 14 - "Fraudulent Activity Loss" in the Notes to the Condensed Consolidated Financial Statements for more details). Also included in total expenses are monthly contractual obligations for rent, equipment leases and miscellaneous costs of approximately $805,000 that the Company is financially unable to meet and is in default based on its discontinued operations and therefore has been expensed in total as of December 31, 2008. Included in the expenses for 2007 are severance payments for terminated employees of $341,000, consulting agreements for two prior executives of $219,000, litigation costs associated with the Okun affiliates of $400,000 and costs associated with an SEC investigation and the resolution of a settlement with both the SEC and FINRA of approximately $518,000.

The following chart provides a breakdown of total expenses for the years ended December 31, 2008 and 2007(in thousands of dollars).

                                         -----------------------------------------------------------
                                                                Years Ended
                                         -----------------------------------------------------------
                                         --------------------------- -------------------------------
                                             December 31, 2008             December 31, 2007
                                         --------------------------- -------------------------------
                                                                     --------------- ---------------
                                            Amount      % of Total       Amount        % of Total
                                                         Expenses                       Expenses
                                         ------------- ------------- --------------- ---------------
                                         ------------- ------------- --------------- ---------------
Commissions, employee   compensation          $20,884           74%         $33,996             82%
and benefits
Clearing and floor brokerage                    1,171            4%           1,478              4%
Communications and   occupancy                  2,407            8%           1,673              4%
Legal matters and related costs                   911            3%           1,672              3%
Other operating expenses                        2,709           10%           2,779              7%
Interest                                          118            1%              26             <1%
Total operating expenses                      $28,200          100%         $41,624            100%
Provision for income taxes                         $7                           $16

         Commission expense, consistently the largest expense category and directly related to commission revenue, decreased 40%, or $11.2 million, from $28.0 million for 2007, to $16.8 million for 2008. Compensation and benefits expense for management, operations and clerical personnel, which include salaries, severance payments, payroll taxes, stock and option compensation, health insurance premiums, and bonus accruals, decreased for 2008, to $4.07 million from $6.0 million, a decrease of approximately $1.9 million over 2007. Included in 2008 was approximately $722,000 in severance costs and bonus costs payments associated with employment contracts for various personnel compared with approximately $811,000 in 2007.

Clearing and Floor Brokerage

         Clearing and floor brokerage costs which are greatly affected by volume and type of transactions decreased approximately $307,000 from 2007 to 2008.

Communications and Occupancy

         Communications and occupancy costs increased approximately $734,000 from 2007 to 2008, from $1.67 million in 2007 to $2.41 million in 2008. Due to the Company's discontinuation of its brokerage operations and the asset sale, approximately $773,000 of monthly contractual obligations were expensed in December 2008. Of this amount, approximately $554,000 was attributable to the remainder of its monthly rent obligation.

Legal matters and related costs

         Legal matters and related settlement costs decreased approximately $760,000, from $1.67 million in 2007 to $911,000 in 2008. Legal fees for 2008 were $494,000, compared to $1.26 million in 2007. In 2007, we incurred approximately $400,000 (net of insurance reimbursement) in legal fees related to various lawsuits involving the termination of an anticipated acquisition in December 2006. Other legal fees in 2007 included costs associated with an SEC investigation and a resulting settlement with both the SEC and FINRA of approximately $518,000, as well as fees associated with customer claims. The cost of legal settlements for 2008 increased approximately $318,000 when compared to 2007.

         As of December 31, 2008, we have accrued litigation costs that are probable and can be reasonably estimated based on a review of existing claims, arbitrations and unpaid settlements. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against us. All such cases will continue to be vigorously defended.

Other Operating Expenses

          Other operating expenses decreased by approximately $70,000, to $2.71 million in 2008 from $2.78 million in 2007. Included in this category is approximately $338,000 of losses as a result of fraudulent trading activity that occurred during the first quarter of 2008. (See Note 14 - "Fraudulent Activity Loss" in the Notes to the Condensed Consolidated Financial Statements for more details). Absent this loss, other operating expenses would have decreased by approximately $408,000. Included in the 2008 operating costs are increases in depreciation expense of $92,000, E&O insurance premiums of $61,000, professional fees of $104,000 and broker bad debt expense of $107,000. These increases were offset by decreases in branch office audits of $128,000, consulting and professional fees of $267,000, office expense and supplies of $69,000, seminars and training expense of $49,000 and travel and entertainment expenses of $44,000.

         Income tax expense for the years ended December 31, 2008 and 2007 were $7,100 and $16,000, respectively. As of December 31, 2008 and 2007, other future tax benefits have been entirely offset by a valuation allowance because, based on the weight of available evidence, it is more likely than not that the recorded deferred tax assets will not be realized in future periods.

Liquidity and Capital Resources

         We have sold substantially all of our assets and have ceased our broker-dealer and investment advisory operations as of December 15, 2008. The cash proceeds from First Allied, along with any of our remaining cash and other assets may be insufficient for us to satisfy our known and contingent liabilities. In addition, we do not have other operations which can generate additional cash. As a result, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Overall, cash decreased for 2008 by $354,000. Net cash used in operating activities during 2008 was $472,000, as a result of a net loss of $397,000 and a non-cash gain on sale from brokerage operations of $2,896,000. These decreases were partially offset by non-cash charges for depreciation and amortization of $245,000. Cash was further reduced by an increase in prepaid expenses of $43,000 and net decreases in commissions' payable of $1,329,000 and other liabilities and income taxes payable of $20,000. Cash was increased by decreases in due from clearing firm, securities owned, employee and broker receivables and other assets of $1,620,000, $119,000, $285,000 and $976,000, respectively. Cash was further increased by increases in accounts payable and accrued expenses of $46,000 and $922,000, respectively.

         Net cash used in operating activities during 2007 was $1,082,000, as a result of a net loss of $2,085,000 adjusted by non-cash charges including depreciation and amortization of $140,000. Cash was further reduced by a net increase in other assets of $561,000 and decreases in commissions payable, accounts payable and accrued expenses of $639,000, $57,000 and $639,000, respectively. These decreases to cash were partially offset by decreases in the amount due from our clearing firm, securities owned, prepaid expenses and employee and broker receivables of $2,640,000, $39,000, $35,000 and $55,000, respectively.

         Additions to property and equipment of $25,000 offset by cash proceeds from the sale of brokerage operations received in 2008 of $250,000, provided cash from investing activities for 2008. In 2007, investing activities consumed $46,000 for additions to capital expenditures.

         Financing activities in 2008 used $107,000 due to the repurchase of 3,300,308 shares of common stock for $100,000 and the payment of preferred stock dividends of $6,700. Financing activities in 2007 provided net cash of $851,000 due to the issuance of a convertible secured note in the amount of $1,000,000, partially offset by payments of preferred stock dividends of $124,000.

Financing Activities

         On December 7, 2007, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC"), another company affiliated with First Allied and Advanced Equities (See Note 1 to the Consolidated Financial Statements), pursuant to which AEFC-IC was issued a 10% Convertible Secured Note due on December 31, 2008 for a principal amount borrowed of $1,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrued interest on the unpaid principal amount at the rate of 10% per annum, which was paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal amount of the AEFC-IC Note and all accrued and unpaid interest was due to be paid in full on December 31, 2008.

         On December 15, 2008, the date of closing of the Purchase Agreement, principal of $1,000,000 and accrued interest of $55,670, was applied toward the purchase price and the Note was cancelled and deemed paid in full. In connection with the cancellation of the AEFC-IC Note, all security interests, including the shares of stock of the Company's subsidiaries, First Montauk and Montauk Insurance Services, Inc., were released back to the Company.

         As a result of the substantial obligations outstanding that are due and payable by the Company, we do not anticipate that the Company's shareholders will receive any distribution of any proceeds of the sale of assets completed to First Allied. The board of directors is evaluating the benefits of positioning the Company as a shell company to be used as a potential merger candidate for another operating business. At this time we do not have any specific merger, stock exchange, asset acquisition, reorganization or other business combination under consideration or contemplation. We have not contacted any potential target business, or had any discussions, formal or otherwise, with respect to such a possible transaction.

Net Capital

         At December 31, 2008, First Montauk had net capital of $966,052 which was $800,990 in excess of its required net capital of $165,062 and the ratio of aggregate indebtedness to net capital was 2.56 to 1.

Contractual Obligations

         The Company has contractual obligations to make future payments in connection with its short-term debt and non-cancelable lease agreements. Future minimum lease commitments under all non-cancelable leases have been accrued based on the Company's discontinuation of its brokerage and other business operations and its inability to continue meeting its monthly contractual obligations (See Notes 9 and 12 to the Notes to Consolidated Financial Statements).

Critical Accounting Policies

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some of the significant accounting policies and methods applied to the preparation of our consolidated financial statements. (See Note 3 to the Notes to Consolidated Financial Statements for further discussion of significant accounting policies.)

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

Income Taxes

         Due to significant operating losses from we have established a valuation allowance against all of our deferred tax benefits as of December 31, 2008, and we intend to maintain it until we determine that it is more likely than not that deferred tax assets will be realized. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on forecasted future taxable income.

         The Company adopted FIN 48 "Accounting for Uncertainty in Income Taxes" in January 2007 to measure its tax positions in the consolidated financial statements. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

New Accounting Standards

         In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. On October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4. Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's results of operations or financial position because we had no assets or liabilities for which we elected the fair value option.

         In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R (revised
2007), Business Combinations, which replaces SFAS No 141. The Statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In March 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

         In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

         In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

         In April 2009, the SEC released Staff Accounting Bulletin No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Market Risk Exposure

         We have financial instruments that are subject to interest rate risk and market risk. Historically, we have not experienced material gains or losses due to interest rate changes. Based on the current holdings, the exposure to interest rate risk and market risk are not material.

Item 8.      Financial Statements

         See Financial Statements attached hereto at pages F-1 to F-33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9A.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

         Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow for timely decisions regarding required disclosures.

         Based on this evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2008, the Company's disclosure controls and procedures were not effective, since the Company did not file its Form 10-K within the required due date as required by the rules and regulations of the SEC.

b) Management's Annual Report on Internal Control over Financial Reporting.

         Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in according with the U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes policies and procedures that:

        o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

        o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in according with authorizations of management and directors of the Company; and

        o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         As of December 31, 2008, management has assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

         Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

c) Changes in Internal Control Over Financial Reporting

         During the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

         None

                                    PART III

Item 10.  Directors and Executive Officers

     The names and ages of each director of the Company, each of their principal occupations at present and for the past five (5) years and certain other information about each of the directors are set forth below:

                                                                                                           Director
Name                                                                                         Age           Since
-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------
VICTOR K. KURYLAK served as Chief Executive  Officer from February 1, 2005 through December  52            2005
31, 2008.  From January 1, 2004 through January 31, 2005, Mr. Kurylak was our President and
Chief  Operating  Officer.  From January  2001 through  December  2003,  Mr.  Kurylak was a self-employed  business  consultant,  and was  retained  by us  prior to his  becoming  our
President and Chief Operating  Office.  From November 1995 through December 2000 he was the owner and  Executive  Vice  President for Madison  Consulting  Group/Summit  Insurance,  an
independent  insurance brokerage firm. Mr. Kurylak received his Bachelor of Sciences degree in Engineering from Princeton University in 1979.
-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------

-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------
WARD R. JONES, JR. was employed by Shearson Lehman Brothers as a registered  representative  77            1991
from 1955 through 1990, eventually achieving the position of Vice President.  Mr. Jones was a  registered  representative  of  Montauk  Financial  Group  from 1991 to 2005 but did not engage in any securities business. Mr. Jones is now retired from the securities business.
-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------

-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------
BARRY D.  SHAPIRO,  CPA has been with the  accounting  firm,  Withum,  Smith + Brown  since  67            2000
October  2000 in its Red Bank office and is  currently a  shareholder.  Prior to that,  Mr.
Shapiro was a partner of Shapiro & Weisman CPAs P.A.  from 1976 through 1996 when he became a partner of Rudolf,  Cinnamon & Calafato.  P.A. until joining Withum,  Smith + Brown.  Mr.
Shapiro  is a member of the New Jersey  Society  of  Certified  Public  Accounts,  where he currently  participates  on the IRS Co-Op and State Tax  Committees.  Mr. Shapiro is a past
Trustee,  Treasurer  and Vice  President of the NJSCPA.  He has been involved in many civic and  community  activities,  as well as  charitable  organizations,  including the Monmouth
County New Jersey Chapter of the American  Cancer Society and the Ronald  McDonald House of
Long Branch, NJ. Mr. Shapiro received a B.S. in accounting from Rider University in 1965.
-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------

-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------
DAVID I. PORTMAN  rejoined our Board of Directors on February 24, 2006,  and had previously  67            2002
served  on our  Board  from  1993  until  2002.  Mr.  Portman  is the  president  of  TRIAD
Development,  a real estate company that has numerous  commercial and rental  properties in
New Jersey,  a position that he has held since 1988.  In addition,  Mr.  Portman  currently services as a director of  Pacifichealth  Laboratories,  Inc.,  a publicly  held  nutrition technology  company,  a position he has held since  August  1995.  Mr.  Portman has a BS in
Pharmacy and an MBA.
-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------

-------------------------------------------------------------------------------------------- ------------- -----------
-------------------------------------------------------------------------------------------- ------------- -----------
CELESTE M. LEONARD has served as an Executive Vice President and Chief  Compliance  Officer  53            2007
of First Montauk from  September  2006 through  December 31, 2008.  Ms. Leonard has over 28 years of compliance and supervision  experience in the financial services  industry.  Prior to joining the Company in 2006, Ms. Leonard had been the Sales Practice  Director for Smith
Barney  Citigroup  in New York City,  a  position  she had held since  November  2004.  She previously worked as a Senior Vice President for Business Control  Management for Neuberger
Berman,  LLC in New York from March 2004 through  November 2004. From February 1996 through
March 2004, Ms. Leonard was an Executive  Director/National  Director of Branch Supervision
for CIBC  Oppenheimer  Corp. and oversaw  supervision  and risk  management for the private client  division's 19 branch locations.  On March 23, 2009, Ms. Leonard resigned  effective immediately as a director of the Company.
-------------------------------------------------------------------------------------------- ------------- -----------

Additional Executive Officers of the Company who are Not Directors:

---------------------------- ------- ---------------------------------------------------------------------------------
Name                         Age
---------------------------- ------- ---------------------------------------------------------------------------------
---------------------------- ------- ---------------------------------------------------------------------------------
Mindy A. Horowitz            51      Ms. Horowitz has served as our Acting Chief Financial Officer from February 1,
                                     2005 through April 30, 2009. She has been the Interim Chief Executive Officer, as of
                                     January 1, 2009, since Mr. Kurylak's employment as President and Chief Executive
                                     Officer expired.  In January 2005, she became the Chief Financial
                                     Officer and Financial and Operations Principal of First Montauk Securities
                                     Corp. When she first joined the Company in September 1995, she was the Vice
                                     President of Finance. Prior to that, Ms. Horowitz was a tax partner with and held other positions at the accounting firm of Broza, Block & Rubino from 1981 through 1995 when she joined First Montauk. Ms. Horowitz graduated with a MS in accounting from Monmouth University in 1981. She is a past President of the
                                     Estate and Financial Planning Council of Central New Jersey.
---------------------------- ------- ---------------------------------------------------------------------------------

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

Certain Reports

         No person who, during the year ended December 31, 2008, was a Director, officer or beneficial owner of more than ten percent of our common stock (which is the only class of our securities registered under Section 12 of the Exchange
Act) failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

Meetings of Directors

         During 2008, the full Board of Directors met on six occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

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

         For the year ended December 31, 2008, the members of the committees, and a description of the duties of the Committees were as follows:

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

     During the year ended December 31, 2008, the Audit Committee met on five occasions. The Audit Committee adopted a written charter governing its actions effective June 23, 2000. During the year, the members of the Audit Committee were Ward R. Jones, Barry D. Shapiro and David I. Portman. Both of the members of our Audit Committee were "independent" within the definition of that term as provided in the Marketplace Rules of the Nasdaq Stock market. The Board has determined that Mr. Barry D. Shapiro qualified as the Audit Committee financial expert as defined under applicable Securities and Exchange Commission rules. Mr. Shapiro serves as chairman of this committee. Mr. Portman was appointed to serve on this committee at the time of his election to our Board in February 2006.

     Compensation Committee. The Compensation Committee functions include administration of our 2002 Incentive Stock Option Plan and 1996 Senior Management Option Plan and the negotiation and review of all employment and separation agreements with our executive officers. The Compensation Committee's members during 2008 were Ward R. Jones, Barry D. Shapiro and David Portman. Mr. Jones serves as chairman of this committee. During the year ended December 31, 2008, the committee met on two occasions.

     Special Committee. The Special Committee of the Board was formed on February 24, 2006 for the purpose of reviewing and evaluating any transactions that may be presented to the Board for the benefit of the shareholders. Mr. David Portman serves as chairman of this committee. The Special Committee, which consists of our three independent members of the Board, did not meet as a separate committee in 2008.

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

Code of Ethics

         On March 29, 2004, our Board of Directors approved the Code of Ethics and Business Conduct for our company. Our Code of Ethics and Conduct covers all our employees and Directors, including our Chief Executive Officer and President and Acting Chief Financial Officer. A copy of our Code of Ethics and Conduct was filed as Exhibit 14 to our Annual Report on Form 10-K for 2003. We did not amend or waive any provisions of the Code of Ethics and Business Conduct during the year ended December 31, 2008.

Item 11.  Executive Compensation

         The following table provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-K) compensation awarded to, earned by, paid or accrued by us during the years ended December 31, 2008, 2007 and 2006 to each of our NEO's.




                                                                                                          o
                                                                    Non-Equity    Nonqualifiedn
                                                                    Incentive     Deferred
                                                    Stock   Option  Plan          Compensati-o All Other
Name and Principal      Fiscal  Salary   Bonus      Awar-ds Awards  Compensa-tion Earnings     Compensa-ti Total
Position                Year    ($)            ($)  ($)     ($)     ($)           ($)          ($)         ($)

Victor K. Kurylak,
President, Chief          2008  270,000          0       0       0             0            0  312,270(1)   582,270
Executive Officer,        2007  292,500          0       0       0             0            0           0   292,500
FMFC and Montauk          2006  300,000    200,000       0       0             0                        0   500,000
Financial. Group
Celeste M. Leonard,
Chief Compliance          2008  200,000  100,000(2)      0       0             0            0           0   300,000
Officer, Montauk          2007  200,000    100,000       0       0             0            0           0   300,000
Financial Group           2006  200,000    200,000       0       0             0            0           0   400,000
Mindy A. Horowitz,
Acting Chief
Financial Officer,
FMFC, Chief Financial
Officer and Fin. Op.
Montauk Financial         2008  160,000     20,000       0       0             0            0  140,000(3)  320,000
Group                     2007  160,000          0       0       0             0            0           0  160,0000
                          2006  152,000     35,000       0       0             0            0           0  187,000

1) Due to the expiration of Mr. Kurylak's employment agreement effective December 31, 2008, he was entitled to a severance payment equivalent to one year's base salary. The amount due and payable to him was $300,000 as of December 31, 2008. This amount has been accrued for on the Company's books but has not yet paid. In addition, Mr. Kurylak received commissions of $12,270 in 2008.
2) In accordance with Ms. Leonard's employment agreement she was entitled to a $100,000 bonus for 2008. This amount has been accrued for on the Company's books but has not yet been paid.
3) On November 13, 2008, an amended and restated employment agreement was signed between Mindy A. Horowitz and the Company. In exchange for Ms. Horowitz agreeing to extend her employment agreement through April 30, 2009 and to waive any annual salary or severance pay payable under the Original Agreement, the Company agreed to pay Ms. Horowitz $140,000 in November 2008.

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

         Under the terms of Mr. Kurylak's employment agreement, he received a base salary of $275,000 per year; subject to annual increases of 10% provided we have profits of at least $500,000 per annum. In addition, Mr. Kurylak was entitled to receive medical and other benefits that we have in effect for its executives. Mr. Kurylak was entitled to participate in our executive bonus pool, which has been established by the Board to constitute 15% of our net pre tax profit. Further, Mr. Kurylak was also entitled to a portion of the corporate finance bonus pool defined as 20% of all underwriters and/or placement agent warrants or options that are granted to Montauk Financial Group upon the same price, terms and conditions afforded to Montauk Financial Group as the underwriter or placement agent, but not to exceed 50% of what is retained by Montauk Financial Group after issuance to the registered representatives who participated in the placements. In the event of termination without cause, Mr. Kurylak would be entitled to a severance payment consisting of accrued compensation, continuation of his benefits and payment of his base salary for a period of the greater of three months or the unexpired term.

         As of May 9, 2007, the Company and Mr. Kurylak executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). Pursuant to the Amended Employment Agreement, Mr. Kurylak continued his employment with the Company as President. On June 15, 2007, the Company and Mr. Kurylak executed Amendment Number One to the Amended and Restated Employment Agreement ("Amendment to Amended Employment Agreement") to correctly state that Mr. Kurylak remains employed in the capacity of President and Chief Executive Officer of both the Company and First Montauk. Mr. Kurylak's employment contract was renewed for one year under the terms of the Amended Employment Agreement previously filed and expired on December 31, 2008.

         Pursuant to the terms of the Amended and Restated Employment Agreement, since Mr. Kurylak's employment terminated as a result of the expiration of his agreement at the end of the Term, Mr. Kurylak is entitled to the severance payment which is currently due and owing by the Company.

         The Agreement provided that in the event Mr. Kurylak is a member of the Board of Directors of the Company on the termination date, the payment of any and all compensation due under the Amended Employment Agreement, except the accrued compensation, is expressly conditioned on Mr. Kurylak's resignation from the Board of Directors within five (5) business of the termination date. However, by agreement between Mr. Kurylak and the Board of Directors, Mr. Kurylak agreed to remain on the Board Directors without forfeiting his rights to any compensation then due and owing.

         The Amended Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Mr. Kurylak's employment.

         Pursuant to the terms of his agreement, Mr. Kurylak's employment terminated on December 31, 2008. A severance payment of $300,000 remains due and owing him by the Company.

Celeste M. Leonard

         In August 2006, First Montauk entered into an employment agreement with Ms. Celeste M. Leonard with respect to her new position as a Chief Compliance Officer of First Montauk. The employment agreement provides her with an annual base salary of $200,000 and bonuses of $200,000 for 2006 and $100,000 each year through December 31, 2008, provided she is still employed by the Company at the end of each year. Ms. Leonard's employment terminated on December 31, 2008. A bonus payment of $100,000 for 2008 remains due and owing her by the Company.

Mindy A. Horowitz

         In 2005, we entered into a new employment agreement with Mindy Horowitz who serves as our Acting Chief Financial Officer. The Board also approved a restricted stock award to her of 100,000 shares of common stock as a performance bonus award and as an incentive to continue her employment with us. The agreement had an initial term of one year ending February 1, 2006 and is renewable for successive one-year terms unless we provide 120 days' prior written notice of our intention not to renew the agreement. This agreement is currently in effect.

         Under her agreement, Ms. Horowitz received a base salary of $140,000 per year, which was increased to $160,000 per year in 2007. She is eligible to participate in our bonus and option plans, receives health and benefits as provided to our executives and is entitled to a car allowance. In the event of termination of her employment without cause, Ms. Horowitz would be entitled to receive a severance payment equal to the sum of (i) one year's salary, (ii) her portion of the bonus pool payments she would otherwise be entitled to following termination and (iii) payment of the costs of health and other benefits for 12 months following termination.

         In October 2008, Ms. Horowitz executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed to ensure that Ms. Horowitz would be available to provide her services and experience to the Company for up to an additional three months after the expiration of her prior employment agreement to assist with the wind down of the Company's affairs. Under the terms of Ms. Horowitz's original employment agreement, her employment by the Company was scheduled to expire on January 31, 2009 at which time she would have been entitled to severance pay in the amount of $140,000 if her employment was were not renewed. Under the terms of the Amended Employment Agreement, Ms. Horowitz continued her duties as Senior Vice President and Acting Chief Financial Officer of the Company through January 31, 2009 and received her base salary and other benefits. During the extended period from February 1, through April 30, 2009, Ms. Horowitz has continued to serve as the Company's Acting Chief Financial Officer but has not received any salary. She is being provided with an office and facilities commensurate with the performance of her duties as well as certain other fringe benefits provided to other executive officers. In lieu of any annual salary or severance pay under her original employment agreement and in consideration of the duties and services to be provided by Ms. Horowitz during the extended period, she received a lump sum payment in the amount of $140,000 on November 14, 2008.

         The Amended Employment Agreement contains non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of Ms. Horowitz's employment.

         Ms. Horowitz has also been serving as Interim Chief Executive Officer, as of January 1, 2009, since Mr. Kurylak is no longer employed by the Company as President and Chief Executive Officer.

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

2008 GRANTS OF PLAN-BASED AWARDS

         There were no grants made to any NEOs of options or restricted stock during the year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT 2008 YEAR-END

                             Options Awards                                                 Stock Awards
--------------- ------------ ------------ ------------ -------- ------------ -------------- --------------- ------------ ----------
                                                                                                                          Equity
                                                                                                                          Incentive
                                                                                                                          Plan
                                                                                                             Equity       Awards:
                                                                                                             Incentive    Market or
                                            Equity                                                           Plan         Payout
                                           Incentive                                                         Awards:      Value of
                                             Plan                                                            Number of    Unearned
                                            Awards                                                           Unearned     Shares,
                 Number of    Number of    Number of                                                         Shares,      Units or
                Securities    Securities   Securities                          Number of     Market Value of Units        Other
                Underlying    Underlying   Underlying  Options              Shares or Units  Shares or Units or Other     Rights
                Unexercised  Unexercised   Unexercised Exercise   Option     of Stock That    of Stock That  Rights That  That Have
                Options (#)   Options (#)  Unearned     Price   Expiration     Have Not       Have Not       Have Not     Not Vested
Name            Exercisable  Unexercisable Options (#)   ($)       Date       Vested (#)      Vested ($)     Vested (#)      ($)
--------------- ------------ ------------ ------------ -------- ------------ -------------- --------------- ------------ ----------
--------------- ------------ ------------ ------------ -------- ------------ -------------- --------------- ------------ ----------
Mindy A.          75,000(1)  0            -            1.25     07/27/10     -              -               -            -
Horowitz
--------------- ------------ ------------ ------------ -------- ------------ -------------- --------------- ------------ ----------

1) Represents the number of vested stock options as of December 31, 2008. These options vested 100% upon grant on July 28, 2005. Options expire 5 years from the date of grant.

2008 OPTION EXERCISES AND STOCK VESTED

         There were no options exercises or stock that vested during the year ended December 31, 2008.

2008 DIRECTOR'S COMPENSATION TABLE

         The following table shows, for the year ended December 31, 2008, the compensation paid to each of our non-executive directors:


         ------------------------------ --------------------- ---------------- ---------------------
         Name                           Fees Earned or Paid   Option Awards    Total ($)
                                        in Cash ($)           ($)(2)
         ------------------------------ --------------------- ---------------- ---------------------
         ------------------------------ --------------------- ---------------- ---------------------
         Barry Shapiro                    22,750(1)           0                  22,750
         ------------------------------ --------------------- ---------------- ---------------------
         ------------------------------ --------------------- ---------------- ---------------------
         Ward R Jones Jr.                 22,750(1)           0                  22,750
         ------------------------------ --------------------- ---------------- ---------------------
         ------------------------------ --------------------- ---------------- ---------------------
         David Portman                    22,500(1)           0                  22,500
         ------------------------------ --------------------- ---------------- ---------------------

         (1) Represents payments made to each Mr. Shapiro, Mr. Jones and Mr. Portman for a) annual cash payment of $15,000 as a non-executive board member, b) annual cash payment of $5,000 as a member of the Audit Committee, and c) cash payment of $2,750 to each Mr. Shapiro and Mr. Jones and $2,250 to Mr. Portman for attendance at Board and Audit Committee meetings in 2008.

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

         Effective as of the date of this Annual Report, since the adoption of the 2002 Incentive Plan, we have issued 1,000 options to registered representatives and employees, which have not been exercised or cancelled.

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

         In 2006, due to the then pending merger agreement with the Okun Purchasers, no options were issued to Non-Executive Directors. However, in 2007, following termination of the merger agreement, we issued 55,000 options to the three Non-Executive Directors with respect to the 2006 year, as well as 60,000 options granted for 2008. No options were issued under the Director Plan in 2008. To date, a total of 195,000 options are outstanding in our Non-Executive Director Plan.

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

         In June 2000, at our Annual Meeting of Shareholders, a resolution was passed amending the 1996 Management Plan to increase the number of shares of common stock reserved for issuance from 2,000,000 to 4,000,000. Options to purchase 225,000 shares of our common stock are currently outstanding under the 1996 Management Plan and to date we have issued an aggregate of 2,300,000 shares of our common stock as restricted stock awards to senior management under this Plan.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

         The following table sets forth certain information as of April 15, 2009 with respect to (i) each director and each executive officer, (ii) all directors and officers as a group, and (iii) the persons (including any "group" as that term is used in Section l3(d)(3) of the Exchange Act ), known by us to be the beneficial owner of more than five (5%) percent of our common stock. Shares of common stock subject to options exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.


           Directors, Officers                                   Amount and Percentage
           and 5% Shareholders (1)                              Of Beneficial Ownership (1)
           -----------------------                              ---------------------------

                                                              Number of Shares          Percent
           Victor K. Kurylak (6)
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                    1,250,000               12.55%

           Celeste M. Leonard (7)
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                                0               0%

           Mindy A. Horowitz
           Parkway 109 Office Center
           328 Newman Springs Road
           Red Bank, NJ 07701                                      175,000 (2)            1.74%

           Ward R. Jones
           300 West Jersey Road
           Lehigh Acres, FL  33936                                 100,000 (3)            1.00%

           David I. Portman
           142 Highway 35
           Eatontown, NJ 07724                                      85,000 (4)                 *

           Barry D. Shapiro, CPA
           331 Newman Springs Road
           Red Bank, NJ 07701                                       80,000 (5)                 *

           All  Directors  and  Officers  as  a
           group (6 persons in number)                           1,690,000               16.97%
------------------------------------------

* Indicates less than 1%
 (1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and sole investment power with respect to all shares that he beneficially owns.
 (2) Includes vested and presently exercisable options of Ms. Horowitz to purchase 75,000 shares of common stock. Amounts and percentages indicated for Ms. Horowitz include an aggregate of 100,000 shares of common stock.
 (3) Includes vested and presently exercisable options of Mr. Jones to purchase 80,000 shares of common stock.
 (4) Includes vested and presently exercisable options of Mr. Portman to purchase 35,000 shares of common stock.
 (5) Includes vested and presently exercisable options of Mr. Shapiro to purchase 80,000 shares of common stock.
 (6) Mr. Kurylak's employment agreement expired on December 31, 2008 and was not renewed. Mr. Kurylak remains a director of the Company.
 (7) Ms. Leonard's employment agreement expired on December 31, 2008 and was not renewed. Ms. Leonard resigned as a director of the Company on March 23, 2009.

Equity Compensation Plan Information

         The following table provides information about our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2008, including the 2002 Incentive Stock Option Plan, the Director Plan and the 1996 Management Plan, as amended. Information concerning each of the aforementioned plans is set forth above. Each of the 1992 Non-Executive Director Stock Option Plan and 1996 Management Plan has expired and no additional options may be granted under such plans. Unexpired options granted pursuant to such plans prior to their expiration, however, remain exercisable (when vested) until the expiration of the individual option grant.

============================== =========================== =========================== ==============================
                                                                                           Number of Securities
                                                                                          Remaining Available for
                                Number of Securities to                                Future Issuance Under Equity
                                be Issued upon Exercise                                Compensation Plans Excluding
                                 of Outstanding Options    Weighted Average Exercise      Securities Reflected in
                                       and Rights             Price of Outstanding              Column (a)
        Plan Category                     (a)                     Options (b)                       (c)
============================== =========================== =========================== ==============================
============================== =========================== =========================== ==============================

Equity Compensation Plans
Approved by Stockholders              1,056,000(1)                   $0.81                    4,263,802(2,3)
------------------------------ --------------------------- --------------------------- ------------------------------
------------------------------ --------------------------- --------------------------- ------------------------------

Equity Compensation Plans
Not Approved by Stockholders              N/A                         N/A                           N/A
------------------------------ --------------------------- --------------------------- ------------------------------
------------------------------ --------------------------- --------------------------- ------------------------------

Total                                 1,056,000(1)                   $0.81                    4,263,802(2,3)
============================== =========================== =========================== ==============================

1. Includes 506,000 options issued pursuant to the our 2002 Incentive Plan, 195,000 options issued pursuant to our Director Plan, and 355,000 options and shares issued pursuant to our 1996 Management Plan.
2. Includes 3,950,802 options available for issuance under our 2002 Incentive Plan.
3. Includes 300,000 options assumed available for issuance under our Director Plan.

Item 13.  Certain Relationships and Related Transactions, and Director
          Independence

         There were no related-party transactions during 2008. For information concerning the terms of the employment agreements entered into between us and Mr. Victor K. Kurylak, Ms. Mindy A. Horowitz, and Ms. Celeste
M. Leonard, see Item 11. "Executive Compensation" above.

Item 14.  Principal Accountant Fees and Services.

         Our Audit Committee has engaged Parente Randolph, LLC, Certified Public Accountants, as its independent accountants for the current fiscal year. Our predecessor auditors, Lazar Levine & Felix LLP merged into Parente Randolph, LLC on February 15, 2009. The audit services provided by our auditors consist of examination of financial statements, services relative to filings with the SEC, and consultation in regard to various accounting matters. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the year ended December 31, 2008 and 2007, respectively, and fees billed for other services rendered by our independent auditors during those periods.


       ---------------------------------- ------------------------------ ------------------------------------
                                                             Year Ended                           Year Ended
                                                      December 31, 2008                    December 31, 2007
       ---------------------------------- ------------------------------ ------------------------------------

       Audit Fees (1)                                          $178,755                            $ 184,238
       ---------------------------------- ------------------------------ ------------------------------------

       Audit-Related Fees (2)                                    $1,000                           $   19,000
       ---------------------------------- ------------------------------ ------------------------------------

       Tax Fees (3)                                             $34,700                             $ 42,290
       ---------------------------------- ------------------------------ ------------------------------------

       All Other Fees (4)                                       $19,300                           $   10,000
       ---------------------------------- ------------------------------ ------------------------------------

       Total                                                   $233,755                            $ 255,528
       ---------------------------------- ------------------------------ ------------------------------------

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

                                     PART IV

Item 15.          Exhibits

         1.       Financial Statements

         See the Consolidated Financial Statements and Notes thereto, together with the report thereon of Parente Randolph, LLC dated May 14, 2009 and Lazar Levine & Felix LLP dated March 27, 2008, beginning on page F-1 of this report.

         2.       Exhibits

         Incorporated by reference to the Exhibit Index at the end of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST MONTAUK FINANCIAL CORP.


                                     By  /s/ Mindy A. Horowitz
                                     -------------------------------------------
Dated:  May 18, 2009                 Mindy A. Horowitz
                                     Interim  Chief  Executive  Officer and
                                     Acting Chief  Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Mindy A. Horowitz                                               May 18, 2009
--------------------------------------------
Mindy A. Horowitz, Interim Chief Executive
Officer and Acting Chief Financial Officer
and Principal Accounting Officer


/s/ Victor K. Kurylak                                               May 18, 2009
--------------------------------------------
Victor K. Kurylak, Director


/s/ Ward R. Jones, Jr.                                              May 18, 2009
--------------------------------------------
Ward R. Jones, Jr., Director


/s/ Barry D. Shapiro                                                May 18, 2009
--------------------------------------------
Barry D. Shapiro, Director


/s/ David I. Portman                                                May 18, 2009
--------------------------------------------
David I. Portman, Director

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

   2.5              Settlement  Agreement,  dated as of May 8, 2007, among First Montauk Financial Corp., Edward
                    H. Okun, Investment Properties of America, LLC, IPofA Waterview,  LLC, FMFC Acquisition Co.,
                    FMFG  Ownership I Co.,  FMFG  Ownership II, Victor K.  Kurylak,  Ward R. Jones,  Jr.,  Barry
                    Shapiro,  David Portman and Mindy Horowitz  (Previously filed as Exhibit 10.1 to our Current
                    Report on Form 8-K dated May 11, 1007).

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

   4.8              First Amendment to the Rights Agreement,  dated as of December 7, 2007, by and between First
                    Montauk  Financial  Corp. and  Continental  Stock Transfer & Trust Company,  as Rights Agent
                    (Previously  filed as Exhibit  10.2 to our  Current  Report on Form 8-K dated  December  13,
                    2007).

   4.9              Note  Purchase  Agreement,  dated as of  December  7, 2007,  by and  between  First  Montauk
                    Financial  Corp. and AEFC FMFK  Investment  Corp.  (Previously  filed as Exhibit 10.1 to our
                    Current Report on Form 8-K dated December 13, 2007).

   4.10             Amendment to Note  Purchase  Agreement,  dated as of December 17, 2007, by and between First
                    Montauk  Financial Corp. and AEFC-FMFK  Investment Corp.  (Previously filed as Exhibit 4.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

   4.11             Amendment to Note Purchase Agreement, dated as of December 17, 2007, by and between First
                    Montauk Financial Corp. and AEFC FMFK Investment Corp. (Previously  filed as Exhibit 4.8.1 to our Annual Report on Form 10-K/A dated May 9, 2008).

   4.12             Secured  Convertible  Promissory  Note,  dated  December 7, 2007,  executed by First Montauk
                    Financial  Corp.  (Previously  filed as Exhibit  4.8.2 to our Annual  Report on Form  10-K/A
                    dated May 9, 2008).

   4.13             Stock  Pledge  Agreement,  dated as of  December  7,  2007,  by and  between  First  Montauk
                    Financial Corp. and AEFC FMFK  Investment  Corp.  (Previously  filed as Exhibit 4.8.3 to our
                    Annual Report on Form 10-K/A dated May 9, 2008).

   4.14             Contingent Warrant,  executed by First Montauk Financial Corp.  (Previously filed as Exhibit
                    4.8.4 to our Annual Report on Form 10-K/A dated May 9, 2008).

   4.15             Prepayment Warrant,  executed by First Montauk Financial Corp.  (Previously filed as Exhibit
                    4.8.5 to our Annual Report on Form 10-K/A dated May 9, 2008).

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

   10.29++          Employment  Agreement  between  First Montauk  Securities  Corp.  and Celeste  Leonard dated
                    August  7,  2006  (Previously  filed as  Exhibit  10.1 to  Current  Report on Form 8-K dated
                    February 26, 2007).
   ---------------- ---------------------------------------------------------------------------------------------


   10.30++          Agreement and Release between First Montauk  Financial Corp. and Robert I. Rabinowitz  dated
                    November  14, 2006  (Previously  filed on November  14,  2006 as Exhibit  10.1 to  Quarterly
                    Report on Form 10-Q for the quarterly period ended September 30, 2006).

   10.31++          Consulting  Agreement  between First Montauk  Financial Corp. and Robert I. Rabinowitz dated as of January 19, 2007.

   10.32++          Employment  Agreement between First Montauk Securities Corp. and Jeffrey J. Fahs dated as of
                    January 24, 2007.

   10.33++          Amended and Restated  Employment  Agreement between First Montauk Financial Corp. and Victor
                    K. Kurylak,  dated as of May 9, 2007 (Previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2007).

   10.34++          Amendment Number One, dated as of June 15, 2007, to the Amended 2nd Restated Employment
                    Agreement, dated as of May 9, 2007, between Victor K. Kurylak and First Montauk Financial Corp.
                    (Previously filed as Exhibit 10.3 to Form 10-Q for the Quarter Ended June 30, 2007, dated
                    August 14, 2007).

   10.35++          Consulting  Agreement between First Montauk Financial Corp. and Phillip P. D'Ambrisi,  dated
                    September 1, 2007 (Previously  filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 6, 2007.)

   10.36            Asset Purchase  Agreement,  dated as of July 9, 2008, by and among First Allied  Securities,
                    Inc., First Montauk Securities Corp. and First Montauk Financial Corp.  (Previously filed as
                    Exhibit 10.1 to our Current Report on Form 8-K dated July 14, 2008).

   10.37            Stock  Repurchase  Agreement,  dated as of October 20, 2008 by and between Gerard A. McHale,
                    Jr.,  as  Chapter 11 Trustee  of The 1031 Tax Group LLC and First  Montauk  Financial  Corp.
                    (Previously  filed as Exhibit 10.1 to our Quarterly  Report on Form 10-Q dated  November 19,
                    2008).

   10.38            Amended and  Restated  Employment  Agreement,  dated as of November  13, 2008 by and between
                    First Montauk  Financial  Corp. and Mindy A. Horowitz  (Previously  filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q dated November 19, 2008).

   14               Code of Ethics  (Filed as Exhibit  14 to our  Annual  Report on Form 10-K for the year ended
                    December 31, 2003).

   21*              Subsidiary Companies

   23.1*            Consent of Parente Randolph, LLC.

   23.2*            Consent of Lazar Levine & Felix LLP

   31.1*            Certification  of Interim  Chief  Executive  Officer  and  Acting  Chief  Financial  Officer
                    pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 *           Certification of Mindy A. Horowitz  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   ---------------- ---------------------------------------------------------------------------------------------

++ Denotes management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of First Montauk Financial Corp. and Subsidiaries
Red Bank, New Jersey:

We have audited the consolidated statement of financial condition of First Montauk Financial Corp. and Subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company sold its broker-dealer and investment advisory operations on December 15, 2008. The cash proceeds from the sale may not be sufficient to satisfy the known and contingent liabilities of the ongoing Company which has no continuing operations. Management's plans concerning these matters are also disclosed in
Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Parente Randolph, LLC
---------------------------
Parente Randolph, LLC
Morristown, New Jersey
May 14, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
First Montauk Financial Corp.
Red Bank, New Jersey:


We have audited the consolidated statement of financial condition of First Montauk Financial Corp. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Montauk Financial Corp. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepts in the United States of America.





                                               /s/ Lazar Levine & Felix LLP
                                               ---------------------------------
                                               LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2008


                                               FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        (A DISCONTINUED OPERATION)


                                                                                                   December 31,         December 31,
                                                                                                       2008                 2007
                                                                                                   ------------         ------------
ASSETS
Cash                                                                                               $ 515,052             $ 868,836
Restricted cash                                                                                       86,982                     -
Due from clearing firm                                                                               727,577             2,347,946
Due from First Allied Securities                                                                   2,826,431                     -
Securities owned, at fair value                                                                       40,421               159,773
Prepaid expenses                                                                                     294,243               250,948
Employee and broker receivables - net of reserve for bad debt
    of $180,023 and $758,615, respectively                                                             3,096               288,049
Property and equipment - net                                                                               -               175,463
Other assets                                                                                         183,957             1,159,893
                                                                                                 -----------           ------------
    Total assets                                                                                 $ 4,677,759           $ 5,250,908
                                                                                                 ===========           ============

LIABILITIES
10% convertible note                                                                                     $ -           $ 1,000,000
Securities sold, not yet purchased, at fair value                                                          -                   201
Commissions payable                                                                                  411,115             1,739,713
Broker incentive payments                                                                          1,085,743                     -
Accounts payable                                                                                     302,957               256,549
Accrued expenses                                                                                   1,689,395               556,527
Income taxes payable                                                                                   2,872                11,358
Other liabilities                                                                                     39,571                51,528
                                                                                                   ---------             ----------
    Total liabilities                                                                              3,531,653             3,615,876
                                                                                                   ---------             ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 3,929,898 shares authorized, $.10 par value,
   no shares issued                                                                                        -                     -
Series A convertible preferred stock, 625,000 shares authorized, $.10 par value
   22,282  shares issued and outstanding; liquidation preference: $111,410                             2,228                 2,228
Series C participating cumulative preferred stock, 200,000 shares authorized,
  $.10 par value, no shares issued                                                                         -                     -
Common stock, no par value, 60,000,000 shares authorized,
   9,956,940 and 13,257,248 shares issued and outstanding; respectively                            9,535,468             9,621,030
Additional paid-in capital                                                                         4,035,064             4,035,064
Accumulated deficit                                                                              (12,426,654)          (12,023,290)
                                                                                                 ------------          ------------
    Total stockholders' equity                                                                     1,146,106             1,635,032
                                                                                                 ------------          ------------
    Total liabilities and stockholders' equity                                                   $ 4,677,759           $ 5,250,908
                                                                                                 ============          ============


                                             See notes to consolidated financial statements.

                                   FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (A DISCONTINUED OPERATION)


                                                                                      Year ended Dec 31,
                                                                               ---------------------------------
                                                                                   2008                  2007
                                                                               -----------           -----------
Revenues:

Commissions                                                                    $20,399,448           $31,728,518
Principal transactions                                                           1,768,343             1,534,794
Investment banking                                                                 674,342             3,579,838
Interest and other income                                                        2,071,766             2,712,648
                                                                               -----------           -----------

     Total revenues                                                             24,913,899            39,555,798
                                                                               -----------           -----------
Expenses:

Commissions, employee compensation and benefits                                 20,884,562            33,995,993
Clearing and floor brokerage                                                     1,171,477             1,477,482
Communications and occupancy                                                     2,406,874             1,672,992
Legal matters and related costs                                                    911,068             1,672,716
Other operating expenses                                                         2,708,708             2,778,928
Interest                                                                           117,240                26,420
                                                                               -----------           -----------

     Total expenses                                                             28,199,929            41,624,531
                                                                               -----------           -----------
Loss before sale of brokerage operations and
provision for income taxes                                                      (3,286,030)           (2,068,733)
Gain on sale of brokerage operations                                             2,896,463                    -
                                                                               -----------           ------------
Loss before provision for income taxes                                            (389,567)           (2,068,733)
Provision for income taxes                                                           7,112                16,333
                                                                               -----------           -----------
Net (loss)                                                                        (396,679)           (2,085,066)
Preferred stock dividends                                                           (6,685)             (123,966)
                                                                               -----------           ------------
Net (loss) applicable to common stockholders                                    $ (403,364)         $ (2,209,032)
                                                                               ===========           ============

Basic and diluted net (loss) per share                                          $    (0.03)         $      (0.14)
                                                                               ===========           ============

Weighted average number of shares of stock outstanding,
  basic and diluted                                                             12,597,457            15,635,136





                                       See notes to consolidated financial statements.

                                                  FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                                             (A DISCONTINUED OPERATION)


                                           Series A Convertible  Series C Participating
                                             Preferred Stock    Cumulative Preferred Stock      Common Stock
                                          --------------------- --------------------------  ---------------------      Additional
                                           Shares       Amount     Shares       Amount       Shares       Amount    Paid-in Capital
                                          --------------------- --------------------------  ---------------------   ---------------

Balances at December 31, 2006                305,369     30,537        -             -     18,526,553   11,646,620         950,592

Amortization of deferred compensation              -          -        -             -              -       29,823               -
Payment of preferred stock dividends               -          -        -             -              -            -               -
Exercise of incentive stock options                -          -        -             -          3,000          750               -
Redemption of preferred A stock                    - (1,629,549)       -             -              -            -       1,629,549
Cancellation of preferred A stock           (283,087) 1,601,240        -             -              -            -      (1,601,240)
Cancellation of preferred B stock                  -          -        -             -              -            -       1,000,000
Cancellation of common stock                       -          -        -             -     (5,272,305)  (2,056,163)      2,056,163
Net loss                                           -          -        -             -              -            -               -
                                          ------------------------  --------------------  --------------------------   ------------
Balances at December 31, 2007                 22,282        2,228      -             -     13,257,248    9,621,030       4,035,064

Amortization of deferred compensation              -            -      -             -              -       14,438               -
Payment of preferred stock dividends               -            -      -             -              -            -               -
Repurchase of common stock                         -            -      -             -              -            -               -
Cancellation of common stock                                                               (3,300,308)    (100,000)
Net income                                         -            -      -             -              -            -               -
                                          ------------------------  --------------------  --------------------------   ------------
Balances at December 31, 2008                 22,282      $ 2,228      -           $ -      9,956,940   $9,535,468     $ 4,035,064
                                          ========================  ====================  ==========================   ============




















                                               See notes to consolidated financial statements.

                                    FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                               (A DISCONTINUED OPERATION)


                                                   Accumulated                  Treasury Stock           Stockholders'
                                                     Deficit                 Shares         Amount          Equity
                                               ------------------       -------------------------------------------------
Balances at December 31, 2006                        (9,814,258)                    -             -         2,813,491
Amortization of deferred compensation                         -                     -             -            29,823
Payment of preferred stock dividends                   (123,966)                    -             -          (123,966)
Exercise of incentive stock options                           -                     -             -               750
Cancellation of preferred A stock                             -                     -             -                 -
Cancellation of preferred B stock                             -                     -             -         1,000,000
Cancellation of common stock                                  -                     -             -                 -
Net loss                                             (2,085,066)                    -             -        (2,085,066)
                                                  --------------           -------------------------------------------
Balances at December 31, 2007                       (12,023,290)                    -             -         1,635,032
Amortization of deferred compensation                         -                     -             -            14,438
Payment of preferred stock dividends                     (6,685)                    -             -            (6,685)
Repurchase of common stock                                    -            (3,300,308)     (100,000)         (100,000)
Cancellation of common stock                                  -             3,300,308       100,000
Net loss                                               (396,679)                    -             -          (396,679)
                                                  --------------           -------------------------------------------
Balances at December 31, 2008                     $ (12,426,654)                    -           $ -       $ 1,146,106
                                                  ==============           ===========================================



























                                          See notes to consolidated financial statements.

                                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (A DISCONTINUED OPERATION)


                                                                      Twelve months ended Dec 31,
                                                                     ------------------------------
                                                                         2008              2007
                                                                     -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                           $  (396,679)       $(2,085,066)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization of property and equipment                200,812            109,163
 Amortization of stock compensation and deferred costs                   44,438             29,823
 Gain on sale of brokerage operations                               (2,896,463)                 -
 Increase (decrease) in cash attributable to changes in assets and liabilities:
 Due from clearing firm                                               1,620,369          2,640,801
 Securities owned                                                       119,352             38,674
 Prepaid expenses                                                       (43,295)            34,532
 Employee and broker receivables                                        284,953             55,442
 Other assets                                                           975,936           (561,925)
 Securities sold, not yet purchased                                        (201)              (294)
 Commissions payable                                                 (1,328,598)          (639,222)
 Accounts payable                                                        46,408            (56,878)
 Accrued expenses                                                       921,661           (638,899)
 Income taxes payable                                                    (8,486)             7,191
 Other liabilities                                                      (11,957)           (15,628)
                                                                     -----------        -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                (471,750)        (1,082,286)
                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                    (25,349)           (45,593)
 Proceeds from sale of brokerage operations, net of
 amount used for restricted cash of $86,982                             163,018                 -
 Restricted cash                                                         86,982                 -
                                                                     -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     224,651            (45,593)
                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease                                                     -               (820)
 Proceeds from exercise of incentive stock option                             -                750
 Payment of preferred stock dividends                                    (6,685)          (123,966)
 Proceeds from issuance of 10% convertible note                               -          1,000,000
 Repurchase of common stock                                            (100,000)                 -
 Payment of convertible debenture                                             -            (25,000)
                                                                     -----------        -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (106,685)           850,964
                                                                     -----------        -----------

Net (decrease) in cash                                                 (353,784)          (276,915)
Cash at beginning of period                                             868,836          1,145,751
                                                                     -----------        -----------

CASH AT END OF PERIOD                                               $   515,052        $   868,836
                                                                     ===========        ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                           $   119,373        $    19,844
                                                                     ===========        ===========
 Income taxes                                                       $    19,278        $    11,343
                                                                     ===========        ===========
Noncash financing activity:
 Cancellation and redemption of Preferred A stock                   $         -        $    28,309
 Cancellation of Preferred B stock                                  $         -        $ 1,000,000
 Cancellation of common stock                                       $         -        $ 2,056,199

In connection with the sale of the brokerage operations, the following non-cash items were incurred in fiscal 2008:

 Due from First Allied Securities, Inc.                             $2,826,431
 Cancellation of 10% Convertible Note and
 accrued interest                                                   $1,055,670
 Broker incentive payments                                          $1,085,743
 Legal and other accrued expenses                                   $  155,537


                                   See notes to consolidated financial statements.

                 FIRST MONTAUK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -          DESCRIPTION OF BUSINESS AND SALE OF BROKERAGE OPERATIONS

                  First Montauk Financial Corp. (the "Company") is a holding company whose principal subsidiary, First Montauk Securities Corp. ("First Montauk"), operated as a securities broker-dealer and investment adviser registered with the Securities and Exchange Commission ("SEC"). Since July 2000, First Montauk had operated under the registered trade name "Montauk Financial Group". Through First Montauk, the Company executed principal and agency transactions primarily for retail customers, performed investment banking services, and traded securities on a proprietary basis. First Montauk's registered representatives offered and sold a variety of investment related, insurance based products through Montauk Insurance Services, Inc. ("MISI"), another subsidiary of the Company. The Company operated in one business segment. Customers were located primarily throughout the United States.

                  First Montauk cleared all customer transactions on a fully disclosed basis through independent clearing firms. Accordingly, First Montauk did not carry securities accounts for customers nor did it perform custodial functions related to those securities. First Montauk was a member of the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA").

                  At the Annual Meeting of Shareholders held on October 17, 2008, the shareholders of the Company approved the definitive asset purchase agreement ("Purchase Agreement") executed by the Company and its principal subsidiary, First Montauk Securities Corp. ("First Montauk"), with First Allied Securities Inc. ("First Allied") providing for the sale of substantially all of the assets of First Montauk to First Allied. On December
                  15, 2008, the Company and First Montauk completed the transaction. Upon the closing, certain of First Montauk's independent registered representatives joined First Allied, and First Allied acquired the right to service the customer accounts of those representatives that join First Allied. Following the closing, First Montauk ceased its broker-dealer and investment advisor operations. On December 23, 2008, First Montauk filed Form BDW with the SEC, effective December 31, 2008, to withdraw its registration as a broker-dealer. The filing was approved by the SEC on February 23, 2009. In addition, on December 23, 2008, First Montauk filed Form ADV-W to terminate its registration as an investment advisor, which became effective on December 31, 2008.

                  Under the terms of the Purchase Agreement with First Allied, the aggregate purchase price was approximately $4,197,000. First Allied paid $250,000 to First Montauk upon the signing of the Purchase Agreement on July 11, 2008. At the closing on December 15, 2008, First Montauk received a credit for the cancellation of the balance of principal and interest outstanding totaling approximately $1,055,670 under a secured convertible promissory note, dated December 7, 2007, executed in connection with a loan to First Montauk by an affiliate of First Allied (as further described in the next paragraph below), leaving a balance due under the Purchase Agreement of $2,826,431, after the purchase price adjustments of $14,957 and $50,000 (see below). The third payment of $2,000,000 was received on January 15, 2009 with the balance of $891,388 expected on March 17, 2009, in accordance with the Purchase Agreement. On that date we received $676,431 and were advised by First Allied that they were making an adjustment to the purchase price of $14,957 and were withholding an additional $200,000 based on its claim of indemnification under the Purchase Agreement. We agreed with the purchase price adjustment of $14,957 but challenged First Allied's right to withhold $200,000. On April 14, 2009 we entered into an agreement with First Allied in which we permitted First Allied to retain $50,000 and apply it towards any expenses incurred in connection with an attempt by a former customer of First Montauk to add First Allied as a named respondent in a pending arbitration case. As a result, First Allied paid the balance of $150,000 to us in April 2009. The agreement further provides that in the event that First Allied's defense costs are less than $50,000, they will pay us the remaining balance and if First Allied's expenses exceed $50,000 in connection with this arbitration, we must indemnify First Allied for its costs above $50,000.

                  On December 7, 2007, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with AEFC-FMFK Investment Corp. ("AEFC-IC"), an affiliate of First Allied, which itself is a subsidiary of Advanced Equities Financial Corp., pursuant to which AEFC-IC was issued a 10% Convertible Secured Note due on December 31, 2008 for a principal amount borrowed of $1,000,000 (the "AEFC-IC Note"). The AEFC-IC Note accrued interest on the unpaid principal amount at the rate of 10% per annum, which was paid monthly in arrears on or before the 10th day of the month following the interest accrual. The principal amount of the AEFC-IC Note and all accrued and unpaid interest was due to be paid in full on December 31, 2008. On December 15, 2008, the date of closing of the Purchase Agreement, the principal amount and accrued interest of $1,055,670 was applied toward the aggregate purchase price and the AEFC-IC Note was cancelled and deemed paid in full. In connection with the cancellation of the AEFC-IC Note, all security interests, including the shares of stock of the Company's subsidiaries, First Montauk and Montauk Insurance Services Inc., were released back to the Company.

                  As a result of the sale of substantially all of the assets of First Montauk, the Company determined that its business activities should be considered discontinued operations and to distinguish this operationally and for financial reporting purposes, each financial statement is labeled "a discontinued operation".

                  The gain on the sale of brokerage operations was determined as follows:

                    Aggregate purchase price                                           $4,197,058
                    Less: Legal costs related to sale                                    (149,895)
                          Purchase price adjustment                                       (14,957)
                          Indemnification agreement with First Allied                     (50,000)
                          Retention payments to brokers                                (1,085,743)
                                                                                        -----------
                    Gain on sale                                                       $2,896,463
                                                                                        ===========

NOTE 2 -          GOING CONCERN

                  As disclosed in Note 1, the Company sold substantially all of its assets and ceased its broker-dealer and investment advisory operations of First Montauk as of December 15, 2008. The cash proceeds received from First Allied along with any remaining cash and other assets of the Company will be used to settle known and contingent liabilities. However, the Company does not have other operations which can generate additional cash or revenues. The Board of Directors is evaluating whether to position the Company as a shell company, but does not have any specific plans. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared, however, assuming that the Company will continue as a going concern, which contemplates among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates

                  The preparation of our financial statements requires us to makes estimates that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. Accounting estimates are based on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or condition.

                  Revenue Recognition Policies

                  Commissions. All customer securities transactions and insurance and mutual fund commissions are reported in the Consolidated Statements of Operations on a trade-date basis. Revenues from alternative products received from outside vendors were recognized as income when earned. Asset management fees include revenues we received from management fees from third-party managed funds and management and administrative fees we received for assets managed by our registered representatives who are Series 65 licensed. These fees were based on the value of assets under management and are generally recognized over the period that the related service is provided based upon the beginning or ending Net Asset Value of the relevant period. Our accounting for commissions included the guidance contained in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross versus Net, and because we are the primary obligor of any such arrangements, accordingly, we do not net expense against the commission revenues.

                  Principal Transactions. Financial instruments owned and financial instruments sold, but not yet purchased (all of which are recorded on a trade-date basis) are valued at quoted market value, with unrealized gains and losses reflected in Principal transactions in the Consolidated Statements of Operations on a trade-date basis. Market value generally is determined based on listed prices or broker quotes. Securities not readily marketable are carried at fair value based on our management's best estimate, giving appropriate consideration to reported prices, the extent of public trading in similar securities and the discount from the listed price associated with the cost at the date of acquisition, among other factors.

                  The Company's principal transaction revenues, by reporting categories at December 31, 2008 and 2007, are as follows:

                                                          2008                           2007
                           ------------------ ------------------------------ ------------------------------
                           ------------------ --------------- -------------- -------------- ---------------
                                                  Amount            %           Amount            %
                                                  ------            -           ------            -

                           Equities                  669,187         37.84%        386,361          25.17%
                           Fixed Income            1,099,156         62.16%      1,148,433          74.83%
                           ------------------ --------------- -------------- -------------- ---------------
                           ------------------ --------------- -------------- -------------- ---------------
                           Total                   1,768,343        100.00%      1,534,794         100.00%
                           ================== =============== ============== ============== ===============

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

                  Interest Income. We recognize interest earned from clearing firm rebates when received. Interest on broker loans is recorded on the accrual basis.

                  Advertising

                  Advertising costs were expensed as incurred and totaled $44,843 and $86,944 in 2008 and 2007, respectively.

                  Property and Equipment and Depreciation

                  Furniture, equipment and leasehold improvements were stated at cost. Betterments are capitalized, while all other items are expensed. Depreciation on furniture and equipment is computed over the estimated useful lives of the assets, ranging from three to ten years. Capitalized leased equipment is amortized over the lease term. Leasehold improvements are amortized over the shorter of either the asset's useful life or the related lease term. Depreciation is computed using the straight-line method for financial reporting purposes and on an accelerated basis for income tax purposes. As of December 31, 2008, the carrying value of furniture, equipment and leasehold improvements was considered to be impaired, due to the sale of the brokerage operations, and the impairment loss was recognized as part of depreciation expense.

                  Cash

                  The Company maintains cash with major financial institutions. From time to time the Company has funds on deposit with commercial banks that exceed federally insured limits. As of December 31, 2008 and December 31, 2007, the Company had cash of $352,034 and $618,836, respectively, in excess of insured limits.

                  Net Loss per Common Share

                  Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted. In determining basic net loss per share for the periods presented, dividends paid on Series A Convertible Preferred Stock are deducted to the net loss. No dividends were paid on the Series C Participating Cumulative Preferred Stock. For 2008 and 2007, the basic and diluted loss per share calculation is the same due to net losses. Accordingly, the result of including potentially dilutive securities would be anti-dilutive.

                  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

                                                                                 Years Ended December 31,
                                                                                   2008             2007
                                                                                   ----             ----
                  Numerator:

                     Net loss                                                   $(396,679)      $(2,085,066)
                     Preferred stock dividends                                     (6,685)         (123,966)
                                                                             -------------- -----------------
                                                                             -------------- -----------------

                  Numerator  for basic and  diluted  loss per share - - net
                  loss attributable to common stockholders                      $(403,364)      $(2,209,032)
                                                                             ============== =================
                                                                             ============== =================

                  Denominator:
                  Denominator  for  basic  and  diluted  loss  per  share -
                  -weighted average shares                                     12,597,457        15,635,136
                                                                             ============== =================

                  The following securities, presented on a common share equivalent basis, have been excluded from the diluted loss per share computations because they are antidilutive:

                                                                             Year ended December 31,
                                                                            2008                 2007
                                                                            ----                 ----

                          Stock Options                                1,056,000            1,871,200
                          Warrants                                            --              304,518
                          Convertible note                                    --            2,857,143
                          Convertible preferred stock                     44,564               44,564
                                                             -------------------- --------------------
                                                             -------------------- --------------------
                          TOTAL                                        1,100,564            5,077,425
                                                             ==================== ====================

                  Long-lived Assets

                  The Company evaluates impairment losses on long-lived assets used in operations, primarily property and equipment, when events and circumstances indicate that the carrying value of the assets might not be recoverable in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". For purposes of evaluating the recoverability of long-lived assets, the undiscounted cash flows estimated to be generated by those assets would be compared to the carrying amounts of those assets. If and when the carrying values of the assets exceed their fair values, the related assets will be written down to fair value. In connection with the sale of substantially all of the assets of the Company, the Company has determined that there was an impairment of property and equipment for the year ended December 31, 2008 and has therefore recognized a loss for the remaining carrying value ($132,528) of those assets.

                  Income Taxes

                  The Company uses the liability method to determine its income tax expense as required under SFAS No. 109 (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are computed based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                  Stock-based Compensation

                  The Company has periodically issued stock options to employees, non-employee consultants and non-employee independent registered representatives in accordance with the provisions of its various stock option plans (collectively, the "Plans"), with the exercise price of the stock options being set at the greater of $ .50 or 120% of the closing market price of the common stock on the date of grant.

                  Accounting for Employee Awards:

                  Effective January 1, 2006, the Plans are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and Related Interpretations. SFAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the adopting SFAS 123(R), the Company applied the modified prospective approach to the transition. Under the modified prospective approach, the provisions of SFAS 123(R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under SFAS 123.

                  As a result of the adoption of SFAS 123(R), the Company's results for the years ended December 31, 2008 and 2007 include share-based compensation expense for the employee options and shares totaling approximately $5,495 and $5,375, respectively, and is included in the Consolidated Statements of Operations within commissions, employee compensation and benefits. No income tax benefit has been recognized in the Consolidated Statements of Operations for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets.

                  Employee stock options compensation expense in 2008 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the awards. The Company has not adjusted the expense by estimated forfeitures, as required by SFAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

                  Stock compensation expense related to non-employee options was $8,943 for the year ended December 31, 2008 compared to $24,447 for the year ended December 31, 2007. These amounts are included in Consolidated Statements of Operations within commissions, employee compensation and benefits.

                  The weighted average estimated fair value of all stock options granted during the years ended December 31, 2008 and 2007 was $249 and $6,846, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our common stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

                  The assumptions made in calculating the fair values of all options are as follows:

                                                                              2008                  2007
                                                                              ----                  ----

                          Expected volatility                                  86%                   64%
                          Expected dividend yield                               0%                    0%
                          Risk-free interest rate                      1.55%-4.54%           3.45%-4.47%
                          Expected term (in years)                         0 years             1-4 years

                  Recent Accounting Pronouncements

                  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP SFAS 157-4. Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.

                  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on selected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's results of operations or financial position because we had no assets or liabilities for which we elected the fair value option.

                  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)") which replaces SFAS No.
                  141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

                  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                  In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

                  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

                  In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

                  In April 2009, the SEC released SAB No. 111 ("SAB 111"), which amends SAB Topic 5-M. SAB 111 notes that SFAS No. 115-2 and SFAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff's views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.









NOTE 4 -          SECURITIES OWNED and SECURITIES SOLD, NOT YET PURCHASED


                                                                             December 31,
                                                                   2008                            2007
                                                       ------------------------------ -------------------------------
                                                       ------------------------------ -------------------------------
                                                                Fair Value                      Fair Value
                                                                ----------                      ----------
                                                                        Sold not yet                    Sold not yet
                                                             Owned         purchased         Owned         purchased

                  Corporate stocks                         $38,847              $ --      $152,816              $201
                  U.S. government agency and
                  municipal obligations                      1,574                --         6,756                --
                  Other                                         --                --           201                --
                                                       ------------ ----------------- ------------- -----------------
                                                       ------------ ----------------- ------------- -----------------
                                                           $40,421              $ --      $159,773              $201
                                                       ============ ================= ============= =================

                  Securities owned and securities sold, not yet purchased consist of trading securities at quoted market values. Included in corporate stocks are warrants in various companies, some of which are publicly offered and can be sold and some of which cannot be publicly offered or sold until registered under the Securities Act of 1933, as amended ("Securities Act"). At December 31, 2007, the estimated fair value of these warrants was $85,215.

NOTE 5 -          EMPLOYEE AND BROKER RECEIVABLES

                                                                              December 31,
                                                              -----------------------------------------------
                                                              ----------------------- -----------------------
                                                                            2008                       2007
                                                                            ----                       ----

                  Commission advances                                   $124,373                   $291,364
                  Forgivable loans                                            --                    167,083
                  Other loans                                             58,746                    588,217
                                                              ----------------------- -----------------------
                                                              ----------------------- -----------------------
                                                                         183,119                  1,046,664
                  Less: reserve for bad debt                           ( 180,023)                  (758,615)
                                                              ----------------------- -----------------------
                                                              ----------------------- -----------------------
                                                                          $3,096                   $288,049
                                                              ======================= =======================

                  In the past, the Company provided forgivable loans to certain registered representatives primarily for recruiting and retention purposes. These loans were recorded at face value at the time the loan was made. If the registered representative did not meet specific requirements or terminated his or her registration with the Company prior to the forgiveness of the loan, management would evaluate the collectability of the remaining loan amount. The loans were amortized to commission expense for financial reporting purposes over the term of the loan. Loan amortization charged to compensation was $0 and $53,343 in 2008 and 2007, respectively. Other loans to employees and registered representatives are payable in installments generally over periods of one to five years with interest rates ranging up to 8% per annum.

                  The Company establishes a reserve based on identification on a loan by loan basis and records a bad debt expense at the time a reserve is made. The collectability of each loan is evaluated separately.

NOTE 6 -          PROPERTY AND EQUIPMENT

                                                                 December 31,                Estimated
                                                                    2007                     Useful Life

                           Computer and office equipment              $2,947,268            3 to 7 years
                           Furniture and fixtures                      1,699,715           7 to 10 years
                           Leasehold improvements                        807,227           Term of lease
                                                            ---------------------
                                                            ---------------------
                                                                       5,454,210
                           Less: accumulated depreciation
                           and amortization expense                   (5,278,747)
                                                            ---------------------
                                                            ---------------------
                                                                        $175,463
                                                            =====================

                  Depreciation and amortization expense was $200,812 (including $132,528 related to impaired assets due to the sale of the brokerage operations) and $109,163 in 2008 and 2007, respectively.

NOTE 7 -          OTHER ASSETS

                  Other assets consist of the following:

                                                                                       December 31,
                                                                         --------------------------------------
                                                                                      2008                2007
                                                                                      ----                ----
                  Commissions receivable                                          $133,957            $531,460
                  Security deposits                                                 50,000             473,092
                  Insurance recovery receivable                                         --             124,999
                  Deferred financing costs                                              --              30,000
                  Other                                                                 --                 342
                                                                         ------------------ -------------------
                                                                         ------------------ -------------------
                                                                                  $183,957          $1,159,893
                                                                         ================== ===================

                  Commissions receivable include amounts earned on mutual fund and insurance transactions.

NOTE 8 -          REPURCHASE OF COMMON SHARES

                  On October 20, 2008, the Company entered into a stock repurchase agreement with FMFG Ownership Inc. by Gerard A. McHale, Jr. as Chapter 11 Bankruptcy Trustee of The 1031 Tax Group LLC et al., as Chapter 11 Debtors (the "Selling Stockholder") to purchase 3,300,308 shares of the Company's common stock, no par value, owned by the Selling Stockholder for $100,000. The common stock was cancelled by the Company on December 31, 2008 and resulted in the reduction of the total number of our common shares outstanding from 13,257,248 to 9,956,940.

NOTE 9 -          ACCRUED EXPENSES

                  December 31,
                  Accrued expenses consist of the following:                          2008              2007
                                                                                      ----              ----

                  Accrued litigation costs                                           $179,219         $227,000
                  Accrued payroll                                                     100,000          100,000
                  Accrued employment agreement costs                                  424,367           40,801
                  Accrued professional fees                                           138,155          151,210
                  Other accrued expenses                                              847,654           37,516
                                                                           ------------------- ----------------
                                                                           ------------------- ----------------
                                                                                   $1,689,395         $556,527
                                                                           =================== ================

                  Other accrued expenses include monthly contractual obligations for rent of $554,375, various equipment leases of $169,616 and miscellaneous services of $80,848 that the Company accrued on December 31, 2008 under SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. These expenses are included in communication and occupancy and other operating expenses. Therefore, these expenses, that would normally be expensed through 2011 have been expensed and accrued for as of December 31, 2008.

NOTE 10 -         BROKER INCENTIVE PAYMENTS

                  In connection with the Purchase Agreement (see Note 1), the Company provided incentive payments to those First Montauk registered representatives who agreed to become affiliated with and accepted by First Allied. The incentive payment amounts were based upon a percentage of the gross production generated by those registered representatives for the period from July 1, 2007 through June 30, 2008. The total amount of these incentive payments was $1,085,743 and was paid from the proceeds of the transaction with First Allied on January 20, 2009.

NOTE 11 -         INCOME TAXES

                  The provision for income taxes consists of the following:

                                                              Years ended December 31,
                                                                  2008               2007
                                                   -------------------- ------------------
                                                   -------------------- ------------------
                   Currently payable:
                      Federal                                    $   -              $   -
                      State                                      7,100             16,000
                                                   -------------------- ------------------
                                                   -------------------- ------------------
                                                                 7,100             16,000


                   Deferred:
                      Federal                                        -                  -
                      State                                          -                  -
                                                   -------------------- ------------------
                                                   -------------------- ------------------
                                                                $7,100            $16,000
                                                   ==================== ==================

                  Following is a reconciliation of the income tax provision with income taxes based on the federal statutory rate:

                                                                              Years ended December 31,
                                                                              2008                 2007
                                                                       -------------------- -------------------
                                                                       -------------------- -------------------
                  Expected federal tax benefit at statutory rate                 $(132,000)          $(704,000)
                  including the tax impact of the sale of the
                  brokerage operations in 2008
                  State taxes, net of federal tax rate                               4,700              11,000
                  Non-deductible expenses                                           10,000             149,000
                  Increase in valuation allowance                                  282,000             543,000
                  Other reserves not deductible                                   (157,600)             17,000
                                                                       -------------------- -------------------
                                                                       -------------------- -------------------
                  Provision for income taxes                                     $   7,100           $  16,000
                                                                       ==================== ===================


                  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2008 and 2007 are:

                                                                                   Years ended December 31,
                                                                                   2008                 2007
                                                                       -------------------- ---------------------
                                                                       -------------------- ---------------------
                  Deferred tax assets:
                  Reserves and allowances                                        $ 636,000             $ 286,000
                  Federal tax loss carryforwards                                 1,794,000             1,611,000
                  State tax loss carryforwards                                     146,000               427,000
                  Accrued and stock-based compensation                             436,000               442,000
                  Other                                                             56,000                20,000
                                                                       -------------------- ---------------------
                                                                       -------------------- ---------------------
                  Subtotal                                                       3,068,000             2,786,000
                  Valuation allowance                                           (3,068,000)           (2,786,000)
                                                                       -------------------- ---------------------
                                                                       -------------------- ---------------------
                  Net deferred tax assets                                         $     --              $     --
                                                                       ==================== =====================

                  The Company has determined that, based upon available information, the probability of utilizing its deferred tax assets does not meet the "more likely than not" test under SFAS 109. As such, a 100% valuation allowance has been provided against deferred tax assets as of December 31, 2008 and 2007.

                  On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. At the adoption date of January 1, 2007 and at December 31, 2007 and December 31, 2008, the Company did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

                  The Company and its subsidiaries file a consolidated federal tax return and separate state returns. At December 31, 2008, the Company has approximately $5,274,000 and $7,655,000 of federal and state operating loss carryforwards, respectively, available to offset future taxable income. These losses expire at various dates through 2027. The 2007, 2006 and 2005 tax returns are still open and potentially subject to examination by federal and state taxing authorities.

NOTE 12 -         COMMITMENTS AND CONTINGENT LIABILITIES

                  Operating Leases:

                  The Company leases office facilities and equipment under operating leases expiring at various dates through 2011. Certain leases require the Company to pay increases in real estate taxes, operating costs and repairs over certain base year amounts. Operating lease expense for the years ended December 31, 2008 and 2007 was approximately $1,394,900 and $734,500, respectively.

                  Future minimum lease commitments under all non-cancelable leases have been expensed and accrued for as of December 31, 2008 based on the Company's sale of its broker-dealer operations. (See Note 9).

                  Employment Agreements:

                  In 2007, the Company and Victor K. Kurylak executed an Amended and Restated Employment Agreement pursuant to which Mr. Kurylak's employment contract was renewed for one year through December 31, 2008.

                  Mr. Kurylak's employment terminated as a result of the expiration of his agreement at the end of the term on December 31, 2008. Pursuant to the terms of his Amended and Restated Employment Agreement, Mr. Kurylak is entitled to accrued compensation, any applicable bonus and a severance payment. A severance payment of $300,000 remains due and owing him by the Company.

                  Mr. Kurylak's Amended and Restated Employment Agreement also contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of his employment.

                  In August 2006, First Montauk entered into an employment agreement with Ms. Celeste M. Leonard, its Chief Compliance Officer. The employment agreement provided her with an annual base salary of $200,000 and bonuses of $200,000 for 2006 and $100,000 for 2007 and 2008, provided she is still employed by the Company at the end of each year. Ms. Leonard's employment terminated on December 31, 2008 when her agreement was not renewed. A bonus payment of $100,000 for 2008 remains due and owing her by the Company.

                  In October 2008, Ms. Mindy A. Horowitz, the Acting Chief Financial Officer ("CFO") executed an Amended and Restated Employment Agreement ("Amended Employment Agreement"). The Amended Employment Agreement was executed to ensure that the CFO would be available to provide her services and experience to the Company for up to an additional three months after the expiration of her prior employment agreement to assist with the wind down of the Company's affairs. Under the terms of the original employment agreement, her employment by the Company was scheduled to expire on January 31, 2009 at which time she would have been entitled to severance pay in the amount of $140,000 if her employment was were not renewed. Under the terms of the Amended Employment Agreement, the CFO continued her duties through January 31, 2009 and received her base salary and other benefits. During the extended period from February 1, through April 30, 2009, the CFO continued to serve as the Company's Acting Chief Financial Officer but did not receive any salary. In lieu of any annual salary or severance pay under her original employment agreement and in consideration of the duties and services to be provided by the CFO during the extended period, she received a lump sum payment in the amount of $140,000 on November 14, 2008.

                  Ms. Horowitz's Amended Employment Agreement also contains non-solicitation and non-competition obligations that end on the first anniversary of the date of cessation of her employment.

                  Legal Matters:

                  Many aspects of the broker/dealer business involve substantial risks of liability. In recent years, there has been an increasing incidence of litigation and arbitration involving the securities industry.

                  As a condition to obtaining approval from FINRA for the sale of substantially all of it assets to First Allied, First Montauk was required to establish and fund an escrow account for the benefit of customers with current and/or future claims against the firm. In November 2008 the escrow account was established with the Company's law firm acting as the escrow agent. In January 2009 the account was funded with $366,000 (as required by FINRA) which can only be utilized to pay settlements of customer claims and complaints, any arbitration awards or judgments with respect to such claims, and legal, accounting and other expenses related to the investigation, administration and defense of such claims (limited to the amount of any retention amount for claims covered by insurance.) Subsequent to the balance sheet date, $65,000 has been paid from the account for the settlement of two customer arbitrations.

                  The West Oaks Mall Litigations:

                  There are four (4) separate legal proceedings (three civil law suits and one FINRA arbitration; each listed below and referred to as "West Oaks Mall") arising from First Montauk's participation in one particular private offering involving a
                  Section 1031 tax free exchange investment program, offered and sold by Investment Properties of America ("IPofA"). The offering, named "IPofA WOM MASTER Lease Co, LP", required customers seeking a Section 1031 tax free exchange real estate investment to deposit cash and assume a portion of the master mortgage on the property, which was a retail mall outside of Houston, Texas. In 2008 the mall filed for bankruptcy protection and the investors were required to give up any ownership interest in exchange for a release of their obligations on the mortgage.

                  Each of these lawsuits contain similar allegations including fraud, negligent misrepresentation, breach of duty of care, and violations of the various state securities laws in the states where each Plaintiff resides. In addition to naming the Company and First Montauk, each of these suits names the individual registered representatives, as well as our former President and Chief Executive Officer ("CEO") and our former Chief Compliance Officer ("CCO"), as defendants. The complaints also allege an undisclosed relationship between the IPofA and Mr. Edward H. Okun ("Okun") with Defendants First Montauk and a former registered representative of First Montauk. Through his related entities, Mr. Okun had held almost 50% of the Company's outstanding common stock at certain times during 2007. Mr. Okun was a private investor who owned several companies with which we had entered into a definitive merger agreement in 2006. The merger never took place and in June 2007, following several lawsuits arising out of the terminated merger agreement, we entered into a settlement agreement with Mr. Okun and several other named defendants.

                  We have given requisite notice of these cases to our insurance carrier, Lexington Insurance Company ("Lexington"), under our Directors and Officers Liability Insurance Policy ("Policy") due to the fact our CEO and CCO have been personally named in the lawsuits due to their positions as officers of the Company. First Montauk is being represented by outside counsel in each of these cases.


                  On January 26, 2009 we received a coverage determination notice from Lexington regarding these cases, wherein it described its coverage position with respect to the West Oaks Mall matters.
                  Lexington advised us that under the Policy, all of the West Oaks Mall claims arise out of "Interrelated Wrongful Acts" which provides that all of these claims be treated as one for coverage purposes. Therefore, Lexington states that there is $1,000,000 of coverage (subject to the other exclusions described below), with one $100,000 retention. The letter also stated that although the Policy would provide defense coverage, no indemnity coverage would be available for any of these matters as a result of two separate exclusions in the Policy. The Limited Partnership/REIT Insolvency Exclusion excludes indemnity coverage for any investment in a limited partnership or REIT that becomes insolvent. The insurance company's position is that the West Oaks Mall matters arise out of the insolvency of IPofA WOM LeaseCO LP, as well as the bankruptcy of the West Oaks Mall.

                  Lexington also cites as an exclusion from coverage the amended Definition of Investment Banking Activity in the Policy which limits coverage for Section 1031 exchange programs to those listed in the amended Policy Endorsement. Because IPofA was not listed among the approved providers of Section 1031 exchange programs, it is the insurance company's position that there is no indemnity coverage for these claims based upon this provision of the Policy.

                  The Company and First Montauk will be challenging Lexington's position on coverage under the Policy with respect to these matters, but there can be no assurance that First Montauk will be successful in obtaining indemnity coverage under the Policy for any of the West Oaks Mall cases. In the event that First Montauk is unable to secure indemnity coverage, any settlement or adverse judgment or award against First Montauk, could have a material adverse affect on the Company's financial condition.

                  We are a respondent or co-respondent in various other legal proceedings, which are related to our former securities business. Management is contesting these claims and believes that there are meritorious defenses in each case. However, litigation is subject to many uncertainties, and some of these actions and proceedings may result in adverse judgments. Further, the availability of insurance coverage is determined on a case-by-case basis by the insurance carrier, and is limited to the coverage limits within the policy for any individual claim and in the aggregate. After considering all relevant facts, available insurance coverage and consultation with litigation counsel, management believes that significant judgments or other unfavorable outcomes from pending litigation could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows in any particular quarterly or annual period, or in the aggregate.

                  Management has accrued a liability for litigation costs for the suits related to the high-yield bonds and other litigation that are probable and can be reasonably estimated. The accrual is included in accrued expenses at December 31, 2008. Management cannot give assurance that this accrual will be adequate to absorb actual costs that may be subsequently incurred. Further, it is not possible to predict the outcome of other matters pending against the Company.

                  As of December 31, 2008, the Company has accrued for other potential legal liabilities that are probable and can be reasonably estimated based on a review of existing claims and arbitrations. Management cannot give assurance that this amount will be adequate to cover actual costs that may be subsequently incurred. As of December 31, 2008, it was not possible to predict the outcome of any of these legal matters pending against the Company and First Montauk. For litigation that is not probable, the Company cannot estimate the possible range of loss.

NOTE 13-          CLEARING AGREEMENT TERMINATIONS

                  In connection with the withdrawal of First Montauk's broker-dealer registration, the clearing agreements with National Financial Services, LLC ("NFS") and Pension Financial Services Inc. were terminated effective December 31, 2008. The clearing agreement with NFS included a termination fee in the event that First Montauk terminated the agreement prior to May 2014. However, as a result of the withdrawal of First Montauk's broker-dealer registration, this fee was waived.

NOTE 14 -         FRAUDULENT ACTIVITY LOSS

                  On January 24, 2008, a series of fraudulent purchase order transactions were executed over the order entry system of NFS, the Company's clearing broker, through an Internet protocol address over the Internet, which reflected the user identification and password information of one of First Montauk's registered representatives. These transactions were purchased without authorization in several customer accounts of the registered representative.

                  After these transactions were executed, NFS contacted the appropriate regulatory authorities to report the fraudulent activities, which the regulatory authorities determined to let stand. Thereafter, First Montauk took prompt market action to liquidate the securities fraudulently purchased in order to mitigate the loss to the Company. These transactions resulted in a net loss to the Company of approximately $338,000 in the quarter ended March 31, 2008, which is reflected in other expenses in the Condensed Consolidated Statements of Operation. The Company filed a claim on its fidelity bond and business insurance carrier, in an attempt to recoup the loss sustained and other expenses related to this matter.

                  On August 15, 2008, First Montauk received written notification that its fidelity bond carrier, National Union Fire Insurance Co. of Pittsburgh, Pennsylvania, would pay to FMSC the sum of $288,000 in settlement of the Company's fidelity bond claim arising out of fraudulent stock purchases. On September 17, 2008, First Montauk received the payment of $288,000.

NOTE 15 -         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK and
                  CONCENTRATION OF CREDIT RISK

                  The Company executed securities transactions on behalf of its customers. If either the customer or a counter-party fails to perform, the Company by agreement with its clearing broker may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security is different from the contract value of the transaction.

                  The Company seeks to control credit sheet risk by monitoring the market value of securities held or given as collateral in compliance with regulatory and internal guidelines. Pursuant to such guidelines, the Company's clearing firm requires additional collateral or reduction of positions, when necessary. The Company also completes credit evaluations where there is thought to be credit risk.

                  The Company has sold securities that it does not currently own and will therefore be required to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at market values of the related securities of $0 and $201 at December 31, 2008 and 2007, respectively, and will incur a loss if the market value of the securities increases subsequent to year-end.

                  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, securities inventories and employee and broker receivables. The Company maintains all inventory positions and a significant portion of its cash balances at its clearing firm. Cash balances held at commercial banks may periodically exceed federal insurance limits (see Note 3).

NOTE 16 -         PENSION PLAN

                  The Company sponsored a defined contribution 401(k) pension plan ("the Plan") covering substantially all employees who met minimum age and service requirements. The Company may have elected to contribute up to 100% of each participant's annual contribution to the plan. There were no employer contributions in 2008 or 2007. As a result of the Company's cessation of business operations, the Plan was terminated effective December 31, 2008 and all participants' accounts were subsequently distributed.

NOTE 17 -         STOCKHOLDERS' EQUITY

                  The Company's charter authorizes the issuance of up to 5,000,000 shares of Preferred Stock. After the issuance of the Series A, Series B and Series C Preferred Shares described below, the Company is authorized to issue an additional 3,929,898 of Preferred Stock. The rights and preferences, if any, to be given to these preferred shares would be designated by the board of directors at the time of issuance.

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

                  In June 2006, an affiliate of Mr. Okun purchased 283,087 shares of the Company's then 305,369 outstanding shares of Series A Preferred Stock in privately negotiated transactions.

                  On June 15, 2007, as part of the settlement with Mr. Okun and the Okun defendants an agreement was reached which required the Okun Defendants to surrender for cancellation effective June 15, 2007, all shares of Series A Preferred Stock (283,087 shares), all shares of Series B Preferred Stock (197,824 shares) and 5,272,305 shares of common stock previously owned by the Okun defendants.

                  The Company has 22,282 Series A preferred shares issued and outstanding with respect to which dividends were paid on the Series A Preferred Stock in the amount of $6,685 and $67,077 during 2008 and 2007, respectively.

                  TEMPORARY EQUITY-SERIES B CONVERTIBLE REDEEMABLE PREFERRED
                  STOCK

                  In February 2005, the Company's board of directors designated a Series B Convertible Redeemable Preferred Stock with the following features:

                  Shares authorized:  445,102
                  Par value:  $.10 per share
                  Dividends: 8% per annum, payable quarterly at the rate of $.10 per share until conversion or redemption.
                  Voting rights: Holders of Series B Preferred Stock are entitled to vote together with common stockholders on all matters in which they are entitled to vote. The number of votes to which holders of Series B Preferred are entitled to cast are ten per each share of Series B Preferred Stock subject to certain adjustments.
                  Liquidation preference:   $5.055 per share
                  Conversion: Convertible at the option of the holder anytime into ten shares of common stock with automatic conversion once the closing price for the common stock is $1.01 for more than 60 trading days if the average daily trading volume exceeds 20,000 shares, or $1.26 for more than 60 trading days if the average daily trading volume exceeds 10,000 shares, or $1.51 for more than 60 trading days.
                  Redemption: Optional redemption. The holder may require the Company to redeem all or a portion of Series B Preferred Stock by paying cash equal to the issue price plus all accrued and unpaid dividends within 180 days after a redemption event. A redemption event occurs: if the Company ceases to be a reporting entity under the Securities Act; if the Company's common stock ceases to be publicly traded for any reason; or, upon liquidation of the Company.

                  In connection with a Separation Agreement entered into with Mr. William J. Kurinsky, a former director and officer of the Company, in 2005, 197,824 shares of a newly created class of Series B Convertible Redeemable Preferred Stock ("Series B"), par value $0.10 per share were issued, which had a deemed issue price of $1,000,000, and was convertible into common stock on the basis of ten shares of common stock for each share of Series B. The Series B also provided that the preferred shares have voting rights based upon the number of shares of common stock into which it would be converted. The Series B also included a cumulative dividend of 8% per year. The shares are restricted securities under the Securities Act and the regulations of the SEC and we relied upon the exemption from registration under Section 4(2) of the Securities Act to issue the shares of Series B.

                  On February 23, 2007, Mr. Okun purchased all the shares of Series B in a private transaction at a price of $10.00 per share of Series B. On June 15, 2007, as part of the settlement with Mr. Okun and the Okun defendants an agreement was reached which required the parties to surrender all shares of Series B previously owned by the Okun defendants. On June 15, 2007, 197,824 shares of Series B were surrendered and cancelled. There are currently no shares of Series B outstanding.

                  The Company paid no dividends on the Series B preferred stock in 2008. In 2007 the Company paid $56,889 of dividends on the shares of Series B preferred stock.

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

                  On October 20, 2008, the Company entered into a stock repurchase agreement with FMFG Ownership Inc. by Gerard A. McHale, Jr. as Chapter 11 Bankruptcy Trustee of The 1031 Tax Group LLC et al., as Chapter 11 Debtors (the "Selling Stockholder") to purchase 3,300,308 shares of the Company's common stock, no par value, owned by the Selling Stockholder for $100,000. The stock repurchase had the effect of reducing the total number of our common shares from 13,257,248 to 9,956,940.

NOTE 19 -         STOCK OPTION PLANS

                  2002 Stock Incentive Plan

                  In June 2002, the Company adopted, and its stockholders approved, the 2002 Incentive Stock Option Plan (the "2002 Plan"), replacing the 1992 Incentive Stock Option Plan (the "1992 Plan"), which expired in September 2002. As of December 31, 2008, there were no options remaining under the 1992 Plan.

                  The Company has reserved up to 5,000,000 shares of common stock for issuance under the 2002 Plan. The 2002 Plan provides for the grant of options, including incentive stock options ("ISOs") to employees; non-qualified stock options (NQSOs) to employees; consultants and independent registered representatives; and stock appreciation rights or any combination thereof (collectively, "Awards"). The board of directors determines the terms and provisions of each Award granted under the 2002 Plan, including the exercise price, term and vesting schedule. In the case of ISO's, the per share exercise price must be equal to at least 100% of the fair market value of a share of common stock on the date of grant, and no individual will be granted ISOs corresponding to shares with an aggregate fair value in excess of $100,000 in any calendar year. The 2002 Plan will terminate in 2012. As of December 31, 2008, options to purchase a total of 506,000 shares were outstanding and 3,950,802 shares remained available for future issuance under the 2002 Plan.

                  2002 Non-Executive Director Stock Option Plan

                  In June 2002, the Company adopted and its stockholders approved the 2002 Non-Executive Director Stock Option Plan (the "2002 Director Plan"), replacing the 1992 Non-Executive Director Stock Option Plan, which expired in September 2002. Under the 2002 Director Plan, each non-executive director will automatically be granted an option to purchase 20,000 shares, pro rata, on September 1st of each year or partial year of service. The Plan will be administered by the board of directors or a committee of the Board, which shall at all times consist of not less than two officer/directors of the Company who are ineligible to participate in the 2002 Director Plan. The 2002 Director Plan does not contain a reserve for a specific number of shares available for grant. Each option issued under the 2002 Director Plan will be immediately vested NQSOs, and will have a five-year term and an exercise price equal to the 100% of the fair market value of the shares subject to such option on the date of grant. The 2002 Director Plan will terminate in 2012. As of December 31, 2008, 195,000 options were outstanding under the 2002 Non-Executive Director Stock Plan.

                  1996 Senior Management Plan

                  In June 2000, the Company's stockholders approved an amendment to the 1996 Senior Management Plan (the "1996 Plan") to increase the number of shares reserved for issuance to key management employees from 2,000,000 to 4,000,000 shares. Awards can be granted through the issuance of incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights, and shares of restricted Common Stock. The exercise price of an option designated as an ISO may in no event be less than 100% of the then fair market price of the stock (110% with respect to ten percent stockholders), and not less than 85% of the fair market price in the case of other options. As of December 31, 2008, options to purchase 355,000 shares of restricted common stock were issued and outstanding. The 1996 Plan terminated in June 2006.


                  A summary of the activity in the Company's stock option plans
                  (excluding restricted common shares) for the two-year period ended December 31, 2008 is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                      Shares            Prices
                  Options outstanding, December 31, 2006                            2,137,402            $.79

                           Granted                                                    456,000             .54
                           Exercised                                                   (3,000)            .25
                           Canceled                                                  (719,202)            .79
                                                                                  ------------
                  Options outstanding, December 31, 2007                            1,871,200            $.73

                           Granted                                                      6,000             .50
                           Exercised                                                        0             .00
                           Canceled                                                  (821,200)            .66
                                                                                     ------------------------
                  Options outstanding, December 31, 2008                            1,056,000            $.79

                  Shares of common stock available for future grant under Company plans totaled 3,963,802 as of December 31, 2008. This number does not include options that are expected to be issued during the remaining term of the 2002 Director's Plan, but for which no specific reserve has been established.

                  The weighted-average grant date fair value per option granted during the twelve months ended December 31, 2008 and 2007 was $0.04 and $0.54, respectively. The intrinsic value of all stock options exercisable and outstanding during the twelve months of 2008 and 2007 was $0. Cash received from the exercise of all stock options for the twelve months ended December 31, 2008 and 2007 was $0 and $750, respectively.

                  Additional information as of December 31, 2008 with respect to all outstanding options is as follows:

                                              Options Outstanding                       Options Exercisable
                                                   Weighted
                                                    Average          Weighted                           Weighted
                                                   Remaining          Average                            Average
                                   Number         Contractual        Exercise          Number           Exercise
         Range of prices         Outstanding         Life             Prices         Exercisable         Prices

         $0.25 - $0.50             354,000            1.99             $0.44              286,200         $0.43
         $0.51 - $1.00             329,000            2.02             $0.69              270,800         $0.63
         $1.01 - $1.25             373,000            1.64             $1.20              350,800         $1.21

-------------------------------------------------------------------------------------------------------------------

         $0.25 - $1.25           1,056,000            1.87           $.79                 907,800         $0.79

-------------------------------------------------------------------------------------------------------------------

NOTE 20 -         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial instruments reported in the Company's consolidated statement of financial condition consist of cash, due from clearing firm, due form First Allied Securities, Inc., securities owned and sold, not yet purchased, loans receivable, warrants subject to put options, 10% convertible notes, accounts payable and accrued expenses, the carrying value of which approximated fair value at December 31, 2008 and 2007. The fair value of the financial instruments disclosed is not necessarily representative of the amount that could be realized or settled nor does the fair value amount consider the tax consequences of realization or settlement.

NOTE 21 -         NET CAPITAL REQUIREMENTS

                  First Montauk was subject to the SEC Uniform Net Capital Rule (Rule 15c3-1), which required First Montauk to maintain minimum net capital, as defined. At December 31, 2008, First Montauk had net capital of $966,052, which was $800,990 in excess of its required net capital of $165,062. First Montauk's ratio of aggregate indebtedness to net capital was
                  2.56 to 1.

NOTE 22 -         FAIR VALUE MEASUREMENTS

                  The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are described below:

                Level 1 Inputs -     Unadjusted quoted prices in active markets
                                     for identical assets or liabilities that are accessible by the Company;

                Level 2 Inputs -     Quoted prices in markets that are not
                                     active or financial instruments for which all significant inputs are observable, either directly or indirectly;

                Level 3 Inputs -     Unobservable inputs for the asset or
                                     liability including significant
                                     assumptions of the Company and other
                                     market participants.

                  The Company determines fair values for its investment assets as follows:

                  Investments, at fair value - The Company investments, at fair value, consist of corporate stocks which are valued at market and classified within Level 1 of the fair value hierarchy and U.S. Government agency and Municipal obligations which are valued at market and classified within Level 2.

                  The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

                  -------------------------------- ------------------------------------------------------------------
                                                            Fair Value Measurements as of December 31, 2008
                  -------------------------------- ------------------------------------------------------------------
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                                                           Total           Level 1          Level 2          Level 3
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  Assets:
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  Corporate Stocks                       $38,847           $38,847
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  U.S. Government Agency and
                  Municipal Obligations                   $1,574                             $1,574
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                  -------------------------------- -------------- ----------------- ---------------- ----------------
                                                         $40,421           $38,847           $1,574              $--
                  -------------------------------- -------------- ----------------- ---------------- ----------------

NOTE 23 -         SUBSEQUENT EVENT

                  Court Order Restricting Use of Asset Sale Proceeds

                  The Company is subject to a court order issued by a New Jersey Superior Court on January 14, 2009, requiring that the balance of the sale proceeds of the asset sale to First Allied be held in escrow for the benefit of the Company's creditors. The court order was issued in conjunction with a lawsuit initiated by a former customer of First Montauk who invested in a private offering of a real estate Section 1031 like-kind exchange program, captioned Dawn A. Dunbar, Zeneth Eidel, and Doris Eidel v. First Montauk Financial Corp., First Montauk Securities Corp., Kenneth R. Bolton, et al (Monmouth County Docket No.L-4949-08). On April 14, 2009, the Court entered a consent order permitting the Company to pay auditing fees of $80,000 in connection with the filing of the Company's Form 10-K. On May 8, 2009, the Court entered a second consent order permitting the Company to pay other expenses from the sale proceeds totaling $452,065. The Company agreed that the remaining balance of $381,348 would remain in escrow pending further order of the Court.